Form 10-K
period 2000-12-31
ADOLOR CORP
filed 2001-04-02
CIK 1076167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For Fiscal Year Ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the Transition Period from       to

                           Commission File 000-26929

                               ----------------
                              ADOLOR CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              31-1429198
     (State of other jurisdiction                   (IRS Employer
   of incorporation or organization)            Identification Number)


    620 Pennsylvania Avenue, Exton,                     19341
             Pennsylvania                             (Zip Code)
    (Address of principal executive
               offices)

                                (484) 595-1500
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

           (Title of class)                (Name of each exchange on which
    Common Stock, $0.001 par value                   registered)
                                                       NASDAQ

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $396,847,849 as of March 26, 2001. (For purposes of determining this amount only, the Company has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of the Company and (c) each stockholder that has informed the Company by March 26, 2001 that it is the beneficial owner of 10% or more of the outstanding common stock of the Company.)

  The number of shares of the Company's Common Stock outstanding as of March 26, 2001 was 27,944,852 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ADOLOR CORPORATION

                                   FORM 10-K

                               December 31, 2000

                               TABLE OF CONTENTS

 Item                                                                  Page No.
 ----                                                                  --------
                                  PART I

  1.  Business......................................................       1
  2.  Properties....................................................      20
  3.  Legal Proceedings.............................................      20
  4.  Submission of Matters to a Vote of Security Holders...........      20

                                  PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters.......................................................      21
  6.  Selected Consolidated Financial Data..........................      22
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.....................................      24
  7A. Quantitative and Qualitative Disclosures About Market Risk....      29
  8.  Financial Statements and Supplementary Data...................      29
  9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosures.....................................      29

                                 PART III

 10.  Directors and Executive Officers of the Registrant............      29
 11.  Executive Compensation........................................      29
 12.  Security Ownership of Certain Beneficial Owners and
      Management....................................................      29
 13.  Certain Relationships and Related Transactions................      29

                                  PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form
      8-K...........................................................      30
 15.  Signatures....................................................      31
 16.  Exhibit Index.................................................      32
 17.  Index to Consolidated Financial Statements....................     F-1

  This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and
Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include statements about the following:

          .our product development efforts and the implications of their preliminary results;

          .the commercialization of our products, including the development of a sales and marketing force;

          .our intentions regarding the establishment of collaborations;

          .anticipated operating losses and capital expenditures;

          .anticipated regulatory filing dates and clinical trial initiation dates for our product candidates;

          .the status of regulatory approval for our product candidates; and

          .our intention to rely on third parties for manufacturing.

  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to discrepancies include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration on Form S-1 declared effective on November 13, 2000 by the SEC (File No. 333-96333).

  Market data and forecasts used in this Report, including, for example, estimates of the size and growth rates of the pain management market, have been obtained from independent industry sources. We have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size.

  The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Report.

                                    PART I

ITEM 1. BUSINESS

Our Company

  We are a therapeutic-based biopharmaceutical company. We discover, develop and plan to commercialize proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We have a portfolio of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase I through Phase II/III clinical trials. Our lead product candidate, ADL 8-2698, is designed to selectively block the effects of narcotic analgesics on the gastrointestinal tract. In Phase II clinical trials, ADL 8-2698 reduced post-operative bowel dysfunction, or ileus, thereby speeding the recovery of normal bowel function following abdominal surgery. In separate phase II clinical trials, ADL 8-2698 has been shown to prevent or reverse symptoms of opioid bowel dysfunction, including constipation, bloating and cramping, in patients receiving chronic narcotic analgesics. Our analgesic product candidates are designed to treat moderate-to-severe pain and itch. We are also developing a combination narcotic analgesic product that is intended to reduce the most prevalent and severe side effects of morphine and other narcotic analgesics, such as constipation, nausea and vomiting. Since most of our product candidates target peripheral opioid receptors (those outside of the central nervous system), they should not exhibit the dose-limiting central nervous system side effects of existing narcotic analgesics. We believe our product candidates and drug discovery and development expertise have potential applicability to a broad range of pain and itch conditions. For the year ended August 31, 2000, combined prescription sales in the pain management market were $11.4 billion in the United States, a 28% increase compared to the same period in 1999, and are estimated to be in excess of $26 billion worldwide.

  Currently marketed analgesics have well-defined adverse side effects that limit their ability to meet the needs of physicians and their patients. Moreover, the increased emphasis on treating pain has highlighted the need for improved products. We believe our product candidates address significant unmet needs in the pain management market. In addition, we believe we may create new pain management markets with some of our product candidates because their mechanisms of action may provide effective pain relief or relief of narcotic analgesic side effects in areas where existing analgesics or other symptom management products have limited effectiveness.

  Our drug discovery capabilities and pipeline of product candidates originate through a combination of internal research and development activities, in-licensed technologies and in-licensed product candidates. Our initial drug discovery and development activities focus on three aspects of pain management:

  . reversal or prevention of gastrointestinal effects of narcotic analgesics administered following surgical procedures or for the treatment of pain;

  . novel mu and kappa analgesics that act on peripheral opioid receptors and not in the central nervous system; and

  .  narcotic analgesic products with significantly reduced side effects.

  In October 2000, we completed a Phase II clinical trial with our lead compound, ADL 8-2698, for the treatment of post-operative ileus that frequently follows abdominal surgery. We also completed multiple Phase I and Phase II clinical trials that indicate that ADL 8-2698 may be effective in preventing or reversing the severe constipating effects associated with opioid bowel dysfunction. Based on our initial clinical results, we have conducted an exploratory Phase I clinical trial for ADL 8-2698 co-administered with morphine, with a goal of producing a combination narcotic analgesic product that treats moderate-to-severe pain without inducing nausea or other adverse gastrointestinal effects associated with current narcotic analgesic therapies.

  We have additional compounds in clinical development that target peripheral opioid analgesia receptors. Our compound ADL 10-0101, which is being developed for the treatment of visceral and post-operative pain, is in a Phase II clinical trial for the treatment of visceral pain. In addition, ADL 10-0101 is in a Phase I clinical trial for the treatment of dermal itch. We have completed Phase II clinical trials for an eye drop formulation of ADL 2-1294 for the treatment of pain from corneal abrasion or ophthalmic surgery. We have also completed two Phase I clinical trials with topical dermal formulations of ADL 2-1294 where it demonstrated preliminary efficacy in the treatment of dermal burn pain. An affiliate of GlaxoSmithKline, formerly SmithKline Beecham, our development partner for the commercialization of the dermal product candidate, is developing topical ADL 2-1294 under an exclusive license from us for the treatment of dermal pain and itch. Santen Pharmaceutical Co., Ltd. is developing topical ADL 2-1294 under a worldwide license from us (excluding South Korea and North Korea) for the treatment of ophthalmic pain.

  We plan to build a sales and marketing organization to sell our products to hospitals, surgeons, oncologists and pain management specialists. We intend to enter into strategic marketing agreements with, and grant additional licenses to, pharmaceutical companies to gain access to broader market segments, including general practitioners and international markets.

Overview Of Pain Management Industry

  Over 100 million patients experience acute or chronic pain annually in the United States caused by headache, muscle strains and sprains, arthritis, trauma, cancer, surgery and back injuries, among others. Because pain impairs one's ability to carry out a productive life, pain in general and chronic pain in particular are serious health and economic problems.

  There has been an increasing focus on pain management in the healthcare industry. Recently published guidelines of the World Health Organization and the United States Agency for Health Care Policy and Research encourage the use of stronger analgesic therapy for treating cancer pain. In 1991, the American Board of Medical

Specialties designated the treatment of pain as a recognized specialty for physicians. The number of physicians receiving specialty training in pain management increased from 446 in 1993, the first year in which certifications were granted, to a total of over 2,200 in 1999. In addition, as of 1999, all United States hospitals and health care facilities have been required to assess the adequacy of pain treatment for each patient on a daily basis to achieve accreditation by the Joint Commission on Accreditation of Healthcare Organizations.

  Types of Pain. Pain is commonly classified into three broad categories based upon its presumed cause and sensory characteristics: somatic pain, visceral pain and neuropathic pain. Somatic pain can be produced by injuries to skin, muscle, bones or joints and is typically characterized as a sharp pain that is localized to an area of injury. Visceral pain can be produced by distention, injury or inflammation of internal organs and is typically characterized by diffuse, poorly localized, dull and vague pain. Neuropathic pain can be produced by injuries or inflammation of nerves and is typically characterized by diffuse, burning pain. Patients may simultaneously experience more than one type of pain.

  Pain management market. Prescription pain management sales for the twelve months ended August 31, 2000 were $11.4 billion in the United States. Growth in the pain management market has been significant in recent years and is expected to continue. The prescription pain management market in the United States grew 6% per year from 1994 to 1998, and grew 28% between September 1, 1999 and August 31, 2000. This accelerating growth rate appears to be primarily attributable to recent product introductions in this market. For example, COX-2 inhibitors, which are non-narcotic prescription analgesics, were introduced early in 1999, and had 1999 sales of $1.5 billion and sales for the twelve months ended August 31, 2000 of approximately $3.2 billion. We believe that the rapid acceptance of COX-2 inhibitors illustrates that there are still many unmet medical needs in the pain management market and that physicians are willing to prescribe new and improved products as they become available.

  Sales of prescription pain management products in the United States are shown in the following table:

                                                                 U.S. Sales
                                                               ---------------
                                                               (For the twelve
                                                                months ended
                                                                 August 31)
                                                               ---------------
   Market Segment                                              1998 1999 2000
   --------------                                              ---- ---- -----
                                                                (In Billions)
   Moderate-to-severe pain (Narcotic analgesics).............. $2.7 $3.1 $ 3.7
                                                               ==== ==== =====
   Mild-to-moderate pain (NSAIDs, COX-2 inhibitors,
    Acetaminophen)............................................ $3.0 $3.6 $ 5.3
                                                               ==== ==== =====
   Topical pain, itch and special purpose analgesics
    (Corticosteroids, antihistamines)......................... $2.0 $2.2 $ 2.4
                                                               ==== ==== =====
     Total U.S. Pain Management Market........................ $7.7 $8.9 $11.4
                                                               ==== ==== =====

  The pain management market for drugs used to treat patients with moderate-to-severe and mild-to-moderate pain is growing due to the following factors:

  . increasing recognition of the need for effective pain management and its therapeutic benefits;

  .  rapid market acceptance of new products with novel mechanisms of action;

  .  targeted markets that permit cost-effective selling and marketing; and

  . growth in the aged population with an associated increased incidence of pain.

  Current therapies to counteract pain. Narcotic analgesics such as morphine are considered the most effective analgesics and are widely used to treat patients with moderate-to-severe pain. These narcotic analgesics produce pain relief by stimulating opioid receptors in the central nervous system, which consists of the brain and spinal cord. Advances in narcotic analgesics during the past 20 years have primarily been in improved methods for the delivery of existing narcotic analgesics rather than the discovery of new drugs. Patients who suffer severe pain may simultaneously receive more than one formulation of narcotic analgesics and may receive other classes of analgesic medications.

  Non-narcotic analgesics, including acetaminophen and non-steroidal anti-inflammatory drugs, or NSAIDs, such as ibuprofen, are widely used to treat mild-to-moderate pain. NSAIDs are thought to produce analgesia by inhibiting activity of cyclooxygenase enzymes (COX-l and COX-2), thereby reducing inflammation at the site of injury or disease. Some NSAIDs require a prescription and others are available as over-the-counter medications. Recent advances in NSAID analgesia have focused on reducing adverse GI side effects.

  Deficiencies of current therapies to counteract pain. Although morphine and other narcotic analgesics are considered the most effective analgesics, many patients who use them do not obtain complete pain relief, and they are ineffective for other patients. Narcotic analgesics also produce a wide range of adverse side effects that may include opioid bowel dysfunction, sedation, nausea, vomiting, decreased respiratory function, addiction and death. In addition, due to their potential for abuse, narcotic analgesics are strictly regulated by the United States Drug Enforcement Agency, or DEA, under the Controlled Substances Act, which imposes strict registration, record-keeping and reporting requirements, security controls and restrictions on narcotic analgesic prescriptions.

  Although NSAIDs are generally effective for mild or moderate pain, many patients are unable to tolerate NSAIDs because of GI side effects. Traditional NSAIDs can produce significant adverse effects on the stomach and GI tract, including GI ulcers and bleeding. In addition, prolonged use can cause liver and kidney failure. COX-2 inhibitors appear to produce fewer GI ulcers than NSAIDs but may be less effective for acute pain. For most patients with moderate-to-severe pain, NSAIDs and COX-2 inhibitors do not produce complete pain relief.

Background On Post-Operative Ileus

  Post-operative ileus is a form of temporary bowel dysfunction that regularly follows abdominal surgery and certain other surgeries for hospitalized patients. Post-operative ileus is characterized by abdominal distention, lack of bowel sounds and lack of passage of flatus and stool. Other symptoms include nausea, vomiting, bloating, and stomach cramps. These symptoms may prevent drinking or eating, prolong recovery from surgery, and may extend hospital length of stay. Clinical trials indicate that the use of narcotic analgesics to treat post-operative pain delays recovery of normal bowel function. Since virtually all patients receive morphine or other narcotic analgesics for pain relief after major surgery, current post-operative pain treatment may actually slow recovery of normal bowel function, delay time until patients can drink or eat, delay hospital discharge and therefore increase the cost of medical care.

  There are no effective United States Food and Drug Administration ("FDA") approved treatments for post-operative ileus or for the prolonging effects of narcotic analgesics on ileus. Of the approximately 30 million annual surgical procedures in the United States, it is estimated that more than five million patients are likely to experience post-operative ileus. Nearly all of the patients having abdominal surgery will experience post-operative ileus, but other surgical procedures may be less likely to produce post-operative ileus. Our market research indicates that physicians will use a drug prophylactically to prevent post-operative ileus when they believe that a patient has a moderate to high probability of prolonged hospitalization due to post-operative ileus. We believe that these patients will comprise the addressable market for an ADL 8-2698 post-operative ileus product.

Background On Opioid Analgesia

  Pain transmission signals. When tissues such as the skin, muscles and joints become inflamed or are injured, pain receptors in those tissues are activated, and electrical pain signals are transmitted from the injured tissues through nerve fibers into the spinal cord. Within the spinal cord, the electrical pain signals are received by a second set of nerve fibers that continue the transmission of the signal up the spinal cord and into the brain. Within the brain, additional nerve fibers transmit the electrical signals to the "pain centers" of the brain where these signals are perceived as pain. Pain receptors are also present in internal, or visceral, organs such as the intestines, uterus, cervix and bladder. These pain receptors also send pain signals when the organs are inflamed or distended.

  Opioid receptors block pain transmission signals. Opioid receptors located on the surface of nerves that transmit pain signals, block transmission of pain when activated by drugs specific for those receptors. There are three types of opioid receptors, mu, kappa and delta, each of which produces analgesia. All marketed narcotic analgesic drugs interact with mu opioid receptors in the brain and spinal cord. When these central nervous system opioid receptors are activated with narcotic analgesics such as morphine, the perception of pain is reduced. However, activating these opioid receptors in the brain with morphine-like narcotic analgesics often results in serious side effects such as sedation, decreased respiratory function and addiction. Because of the potential to cause addiction, drugs that are able to activate mu opioid receptors in the brain (morphine-like narcotic analgesics) are regulated, or scheduled, under the Controlled Substances Act.

  Compounds that activate kappa opioid receptors in the brain also produce analgesia and sedation but are far less likely than morphine to decrease respiratory function. Studies in animals and humans suggest that opioid drugs that activate the kappa receptors are unlikely to cause addiction. However, prototype kappa opioid compounds that were designed to work in the brain have produced adverse central nervous system side effects, including visual and auditory disturbances, unpleasant mood changes and hallucinations. These side effects have prevented the development of centrally-acting kappa analgesics that act on receptors in the central nervous system.

Our Approach To Pain Management

  Peripheral opioid analgesia. Scientists have shown that mu and kappa opioid receptors are present on nerve endings in the skin joints and visceral organs. Activation of these opioid receptors, which are outside of the central nervous system, with mu or kappa opioid analgesics reduces pain related to injury or inflammation by decreasing pain transmission from the peripheral nerves into the spinal cord. Proof-of-concept studies in animals and humans have shown that small doses of morphine, applied locally to inflamed tissues such as skin, joints and eyes are effective in reducing pain. These findings demonstrate the effectiveness of stimulating peripheral mu opioid receptors to produce pain relief. These findings have created the opportunity for us to develop an entirely new class of analgesics that selectively stimulate opioid receptors in inflamed tissues but do not stimulate opioid receptors in the central nervous system thereby avoiding central nervous system side effects. These pain medications are called peripheral analgesics. Our peripheral analgesics are effective in preclinical studies of pain and itch, and our peripheral kappa opioid analgesics are effective in blocking the visceral pain originating from internal organs such as the bowel and cervix. In our preclinical studies, our peripheral analgesics have delivered near complete pain relief without detectable side effects at therapeutic doses. Because our peripheral analgesics do not readily cross the blood-brain barrier and appear to have limited or no effect on the brain at therapeutic doses, they do not cause addiction or other adverse central nervous system side effects. These peripheral analgesics should not cause sedation, decreased respiratory function or addiction. As a result, we expect that these analgesics will not be subject to United States Drug Enforcement Agency regulation under the Controlled Substances Act.

  Peripheral opioid receptors in the GI tract. Just as there are opioid receptors on peripheral nerves that regulate the transmission of pain signals into the spinal cord, there are also opioid receptors in the GI tract that regulate bowel functions such as motility and water absorption. Stimulation of these bowel mu opioid receptors by morphine or other narcotic analgesics causes constipation associated with opioid bowel dysfunction. Scientists have shown that blocking these receptors with opioid receptor antagonist drugs during administration of morphine or other narcotic analgesics prevents or reverses the effects of opioid bowel dysfunction. However, currently available opioid receptor antagonist drugs also cross the blood-brain barrier and have the potential to reverse the analgesic properties of morphine and other narcotic analgesics. These findings have created the opportunity to develop a new class of therapeutics called GI tract-restricted narcotic antagonists. GI tract-restricted narcotic antagonists, when co-administered with narcotic analgesics, block the side effects of the narcotic analgesics on the GI tract but do not block the desired analgesic activity of narcotic drugs because the antagonists are not absorbed systemically and do not cross the blood-brain barrier.

  Development of peripherally-restricted products. We use our biological, chemical and analytical technology expertise to create proprietary peripheral analgesics and GI tract-restricted narcotic antagonists.

Within our analgesia program, we use computer-assisted chemical design technology and medicinal chemistry to synthesize compounds that do not readily pass the blood-brain barrier into the central nervous system. We then use cloned human kappa and delta opioid receptors to select the compounds that are effective at very low concentrations and that are highly specific for one receptor type (usually kappa) over other receptor types. We conduct preclinical studies to confirm the analgesic activity of the compounds and to confirm that the compounds are not passing through the blood-brain barrier to give central nervous system side effects. We have demonstrated in a number of preclinical trials of inflammatory and visceral pain that our peripherally restricted kappa analgesics are as effective as narcotic analgesics, such as morphine, without causing central nervous system side effects. In addition, we have demonstrated that our peripheral kappa analgesics are active in preclinical trials of itch. Similarly, we have shown in preclinical and clinical trials that our GI tract-restricted narcotic antagonists, including our lead compound ADL 8-2698, block the adverse side effects of narcotic analgesics on the GI tract without blocking analgesia.

  Itch sensations are carried by the same nerves that carry pain signals to the brain, and we have found that many of our peripherally-restricted analgesics are effective in treating itch in preclinical trials. These drugs may be effective as topical, injectable or oral medications for relieving itch in a wide variety of diseases including eczema and allergic dermatitis.

  Peripherally-active analgesics may not be effective in relieving all types of pain. Therefore, the development of centrally-active analgesics with reduced side effects is one of our longer-term goals. We believe that centrally-acting compounds have the ability to treat nerve damage pain and some cancer pain.

Our Strategy

  Our goal is to become a leading discoverer, developer and marketer of proprietary pain management pharmaceuticals. We plan to pursue this objective by implementing the following strategies:

  Pioneering the use of peripheral opioid receptors in pain management. We focus on clinical conditions that can be treated by either stimulating or blocking peripheral opioid receptors. These conditions include opioid bowel dysfunction, inflammatory pain and itch and visceral pain. We have broad biological and chemical expertise to support drug discovery. Our leading technology includes our expertise in opioid receptors in analgesic pathways, cloned human opioid, orphan and chimeric receptors and the chemical synthesis of compounds that do not readily cross the blood-brain barrier. We are using our knowledge about opioid receptors to develop ADL 8-2698, ADL 2-1294, ADL 10-0101, ADL 10-0116 and ADL 1-0398, all of which are peripherally restricted opioid receptor compounds, for a variety of these clinical indications.

  Pursuing clinical indications that allow rapid demonstration of efficacy. We try to expedite drug development by targeting pain management indications in which animal pharmacology experiments are predictive of efficacy in humans, established and reproducible clinical end points are available and relatively short and inexpensive clinical trials are possible and appropriate. For instance, in our peripheral kappa opioid analgesic program for inflammatory pain, we have chosen to examine clinical indications such as visceral pain and burn pain rather than arthritis pain because the first two clinical indications can be tested in much shorter and less expensive clinical trials. We intend to study the arthritis pain indication at a later time.

  Implementing a commercial strategy that will combine marketing and product development alliances with our own product development and sales organization. We plan to maintain commercial rights in the United States for a number of our product candidates. We intend to market certain of our product candidates to surgeons, hospitals, oncologists and pain management specialists. In addition, we have established and will continue selectively to establish collaborations with pharmaceutical companies and leading academic institutions to enhance our research, development and commercialization activities. We have licensed topical ADL 2-1294 to an affiliate of GlaxoSmithKline for treatment of dermal pain and itch and to Santen Pharmaceutical Co., Ltd., for treatment of ophthalmic pain. We believe our broad biological and chemical expertise to support drug discovery will continue to generate opportunities for collaborative arrangements.

  Managing risk by creating a portfolio of product candidates. We have a portfolio of product candidates in clinical development, each of which is being developed for multiple indications. We conduct multiple parallel clinical trials and examine multiple clinical indications on all of our product candidates. For example, ADL 8-2698 is being evaluated in parallel clinical trials for reversal of opioid bowel dysfunction, treatment of post-operative ileus and prevention of narcotic analgesic-induced nausea.

  Developing non-DEA regulated products. We develop product candidates that do not (unless used in combination with narcotic analgesics) contain regulated controlled substances. We believe this lack of regulation by the United States Drug Enforcement Agency, or DEA, will give our products a competitive advantage in markets such as the out-patient care market in which non-addictive products are favored. For example, patients with mild-to-moderate pain are not routinely treated with narcotic analgesics because of the addictive potential of these regulated products. We believe our peripheral kappa analgesics will be effective in relieving pain and will not be regulated by the DEA.

Products in Research and Development

  Our current product candidates according to clinical indication and stage of development are:

Product Candidate (Mode of
Delivery)                   Clinical Indication                    Development Stage
--------------------------  -------------------                    -----------------
Reversal of Narcotic
 Analgesic-Induced
 GI Side Effects
  GI Tract-Restricted mu
   Antagonists
ADL 8-2698 (oral).........  Post-operative ileus                     Phase II/III
ADL 8-2698 (oral).........  Opioid bowel dysfunction                 Phase II

Treatment of Pain or Itch
  Peripherally Restricted
   kappa Opioid Analgesics
ADL 10-0101 (injectable)..  Visceral pain                            Phase II
ADL 10-0101 (injectable)..  Dermal itch                              Phase I
ADL 10-0101 (topical).....  Ophthalmic itch                          Preclinical
ADL 10-0116 (oral)........  Inflammatory/visceral pain and itch      Preclinical
ADL 1-0398 (oral).........  Inflammatory/visceral pain and itch      Research

  Peripherally Restricted
   mu Opioid Analgesics
ADL 2-1294 (topical)......  Ophthalmic pain                          Phase II
ADL 2-1294 (topical)......  Dermal pain                              Phase I
ADL 2-1294 (topical)......  Dermal itch                              Phase I
ADL 2-1294 (injectable)...  Joint pain                               Preclinical

  Centrally-Active Oral
   Analgesics
ADL 8-2698 combination
 with narcotic opioid
 analgesic................  GI side effect-free narcotic analgesic   Phase I

 GI Tract-Restricted mu Antagonists

  ADL 8-2698

  ADL 8-2698 is a peripherally-acting, GI tract-restricted mu opioid receptor antagonist. ADL 8-2698 is designed to block the adverse side effects of narcotic analgesics on the GI tract without blocking their beneficial analgesic effects. We are developing ADL 8-2698 to treat or prevent post-operative ileus and opioid bowel dysfunction. More than 330 volunteers and patients have received ADL 8-2698 in one Phase II/III, seven Phase II and six Phase I opioid bowel dysfunction, post-operative ileus and safety clinical studies in progress and completed to date.

  Post-operative ileus

  Post-operative ileus is a form of temporary bowel dysfunction that regularly follows abdominal surgery and certain other surgeries for hospitalized patients. Post-operative ileus is characterized by abdominal distention, lack of bowel sounds and lack of passage of flatus and stool. Other symptoms include nausea, vomiting, bloating, and stomach cramps. These symptoms may prevent eating and normal oral intake of fluids, prolong recovery from surgery, and may extend hospital length of stay. Clinical trials indicate that the use of narcotic analgesics to treat post-operative pain delays recovery of normal bowel function. Since virtually all patients receive morphine or other narcotic analgesics for pain relief after major surgery, current post-operative pain treatment may actually slow recovery of normal bowel function, delay time until patients can eat, delay hospital discharge and therefore increase the cost of medical care. By reducing the duration of post-operative ileus, we believe that ADL 8-2698 will speed recovery of bowel function, reduce nausea and vomiting, improve the nutritional and physical status for patients and reduce costs for hospitals and insurance companies by speeding recovery from ileus, which may result in earlier discharge of patients from hospitals.

  Development stage. We recently finished a 78 patient Phase II clinical trial which compared two doses of ADL 8-2698 vs. placebo in patients undergoing partial colectomy or simple or radical hysterectomy surgical procedures. An initial analysis of these data shows a dose-dependent effect and that patients receiving the higher dose of ADL 8-2698 experienced shorter time to the first flatus (P<0.04), time to first bowel movement (P<0.02), time to eating a solid diet (P=0.0001), and time to discharge from the hospital (P=0.0001). The time to first flatus was reduced by 15 hours; all other measures were reduced by 24 hours or more. No patients experienced serious adverse side effects in this trial that were judged by the clinical investigator to be related to the activity of ADL 8-2698. The 26 patients treated with the higher dose of ADL 8-2698 actually experienced fewer overall adverse effects than the 26 patients in the placebo-treated group. We believe that ADL 8-2698 blocked the adverse gastrointestinal effects of morphine or other narcotic analgesics that were used for post-operative pain relief. In particular, none of the 26 patients receiving the higher dose of ADL 8-2698 experienced post-operative vomiting compared to 23% in the placebo control group (P<0.03). Twenty seven percent of the patients receiving the higher dose of ADL 8-2698 experienced clinically relevant post-operative nausea compared to 63% of the placebo control group (P=0.003). ADL 8-2698 did not reduce the beneficial analgesic effects of systemic narcotic analgesics used in this trial. These results suggest that ADL 8-2698 may speed recovery of normal bowel function after surgery. We are now conducting a Phase II/III clinical study that will further define the active dose range for ADL 8-2698.

  In March 2001, we began enrollment in a multicenter Phase III clinical trial of ADL 8-2698 which is expected to enroll 180 patients between the ages of 18 and 80 years old from 15 hospitals throughout the U.S. This trial will duplicate the Phase II studies, using the same end-points and study design. The only differences will be an increased number of patients enrolled and the adding of a second, higher dose of ADL 8-2698 to determine whether the length of hospital stay might be shortened further.

  Opioid bowel dysfunction

  Coordinated rhythmic contractions of the intestines move the intestinal contents forward as a part of the normal digestive process.

  When morphine, codeine, oxycodone, hydrocodone or similar narcotic analgesics enter the gastrointestinal tract, they activate opioid receptors and disrupt the normal rhythmic movements. This disruption may cause uncoordinated non-propulsive intestinal contractions or cramps. The dose of morphine required to disrupt bowel function is lower than the dose of morphine required to produce pain relief. Morphine can produce symptoms of opioid bowel dysfunction that include hard, dry stools, straining with bowel movements and inability to completely evacuate the bowels. Patients may also experience abdominal cramping or spasms with bloating and abdominal distention. The discomfort associated with opioid bowel dysfunction can be so severe as to limit dosing of the narcotic analgesic and therefore reduce the degree of pain relief.

  When taken orally, ADL 8-2698 selectively blocks the intestinal opioid receptors, restoring normal bowel function. Because only traces of ADL 8-2698 are absorbed from the bowel into the bloodstream, it is considered a GI tract-restricted narcotic antagonist. Morphine and other narcotic analgesics are still absorbed normally into the blood stream and produce their desired analgesic effects in the brain.

  Laxative and stool lubricant medications are used in an attempt to treat opioid bowel dysfunction in patients receiving chronic narcotic analgesic therapy, but they are only fully effective in a limited patient population. Clinical trials and interviews with medical care givers indicate that as many as 80% of patients receiving chronic narcotic analgesics experience moderate to severe opioid bowel dysfunction. Market research indicates that over 2.7 million patients receive chronic morphine or other narcotic analgesics for pain. These patients comprise our potential population for the use of ADL 8-2698 to prevent or treat opioid bowel dysfunction.

  Development stage. Four Phase II opioid bowel dysfunction trials were designed to identify the active dose range of ADL 8-2698 for reversing severe opioid bowel dysfunction in patients receiving chronic narcotic analgesic therapy. ADL 8-2698 reversed opioid bowel dysfunction on 82% to 100% of the days when patients received ADL 8-2698. All patients who received ADL 8-2698 responded on at least one day that they received active drug. At therapeutic doses, side effects were generally absent or mild and consisted of those expected to occur during acute reversal of opioid bowel dysfunction such as abdominal cramping, gas and nausea. After receiving a dose 12 times higher than the minimally effective dose, one patient developed severe abdominal cramps, diarrhea, nausea and vomiting. This case represents the only serious adverse event in all 12 clinical trials completed to date that was judged by the clinical investigator to be probably related to the activity of ADL 8-2698. We expect to start Phase III clinical trials for opioid bowel dysfunction in 2001.


 Peripherally Restricted kappa Opioid Analgesics

  We use advanced chemical design technology to create proprietary topical, injectable and oral peripheral kappa opioid receptor-specific compounds that do not cross the blood-brain barrier at therapeutic doses. These compounds are significantly more effective than acetaminophen or NSAIDs and are equally effective as narcotic analgesics in relieving inflammatory pain in preclinical trials. We expect to develop oral formulations to address broader markets in chronic inflammatory pain, such as the market for prescription arthritis pain products, that accounted for approximately $4.6 billion in United States prescription sales in the twelve months ended August 31, 2000. We believe these peripheral kappa opioid analgesics will be the first opioid analgesics to address the pain of chronic inflammatory disease without producing adverse psychological effects associated with central kappa opioid analgesics, including visual and auditory disturbances, unpleasant mood changes and hallucinations. Preclinical studies show that our peripheral kappa opioid analgesics are particularly effective against visceral pain. Because of these preclinical results, we have begun clinical trials for the treatment of visceral pain in humans.

  ADL 10-0101

  ADL 10-0101 is our first peripheral kappa opioid analgesic product candidate. Preclinical trials suggest that ADL 10-0101 may be effective in treatment of inflammatory pain, itch and visceral pain. Because ADL 10-0101 does not readily cross the blood-brain barrier and enter the brain, we expect ADL 10-0101 to avoid central nervous system side effects at therapeutic doses.

  Visceral pain

  Visceral pain can be caused by inflammation or distention of abdominal organs as a result of surgical or diagnostic procedures or from acute or chronic disease. Preclinical data indicated that our peripheral kappa opioid analgesics are more effective than morphine and other narcotic analgesics for blocking pain in visceral organs. Data from the United States Centers for Disease Control and Prevention, or CDC, indicate that there are over 12 million annual cases of acute abdominal pain and 5.4 million GI endoscopy diagnostic office procedures, a portion of which we believe will comprise our potential patient population for an injectable ADL 10-0101 product.

  Development stage. We completed a Phase I clinical trial in the third quarter of 1999. In this study, the dose was increased until a dose-limiting adverse side effect was observed. At the highest dose, ADL 10-0101 produced visual and auditory disturbances, unpleasant mood changes and hallucinations. We began a Phase II clinical trial in patients, using doses below those which caused adverse side effects in volunteers, to evaluate efficacy of ADL 10-0101 in the treatment of visceral pain. We expect to complete enrollment for this trial in the first quarter of 2001. We expect to begin several additional Phase II studies in 2001.

  Traumatic injury pain

  Traumatic dermal injury pain may be caused by burns, abrasions or surgical procedures. Minor traumatic injury pain is currently treated with over-the-counter medications containing emollients or local anesthetics. Emollients are soothing but have little or no analgesic activity; local anesthetics have a relatively short duration of action and may be irritating to the skin. Moderate-to-severe traumatic injury pain is frequently treated with NSAIDs or narcotic analgesics. We believe that ADL 10-0101 may produce greater analgesia with fewer side effects than existing medications for inflammatory pain. Data from the CDC indicate that there are over 44 million annual cases of inflammatory pain, a portion of which we believe will comprise the potential market for an ADL 10-0101 product.

  Development stage. We recently completed a pilot Phase I clinical trial, using doses below those that cause adverse side effects in volunteers, to assess safety and preliminary efficacy of ADL 10-0101 for relieving experimental thermal burn pain. This study did not show a beneficial effect of ADL 10-0101. We plan to reevaluate this clinical study and may do further tests in a different traumatic injury pain model or with higher drug doses after we complete our current visceral pain and dermal itch clinical studies.

  Dermal itch

  Dermal itch results from eczema, allergic dermatitis, or exposure to harsh chemicals or plants. Minor dermal itch is currently treated with over-the-counter medications containing emollients, local anesthetics, antihistamines, or corticosteroids. Local anesthetics may be irritating to the skin and corticosteroids cause skin thinning and other adverse effects with chronic use. Moderate-to-severe itch is frequently treated with prescription corticosteroids or with oral antihistamines, both of which may cause serious side effects when used acutely or chronically, including sedation and adverse effects on the immune system and on the regulation of normal body hormones. We believe that ADL 10-0101 for dermal itch may produce greater relief with fewer side effects than existing medications. Data from the CDC indicate that there are over 14 million annual cases of chronic dermal itch, a portion of which we believe will constitute the potential market for a dermal anti-itch product.

  Development stage. Preclinical trials indicate that ADL 10-0101 may be effective in treating itch. Based on these results, we recently completed a Phase I clinical trial, using doses below those that cause adverse side effects in volunteers, to assess safety and preliminary efficacy of ADL 10-0101 for relieving dermal itch and are currently analyzing the data from the trial. If our clinical trial shows that ADL 10-0101 is effective, we may develop a topical product.

  Ophthalmic itch

  Ophthalmic itch may be caused by allergies, colds, flu, inflammation, infection, surgery or exposure to irritants. Minor ophthalmic itch is currently treated with over-the-counter eye drops and allergy medications. More severe itch is treated with prescription corticosteroids, antihistamines or other anti-inflammatory drugs formulated as either eye drops or oral medications. Market research indicates that there are over 7.9 million patients annually who have eye itch from conjunctivitis, keratitis, uveitis or following ophthalmologic surgery. We believe these patients comprise our potential population for use of ADL 10-0101 to treat ophthalmic itch.

  Development stage. We have completed preclinical eye safety studies with an ophthalmic solution of ADL 10-0101. Based on these results, we may file an Investigational New Drug Application ("IND") for this product in 2001. If our clinical trial shows that ADL 10-0101 is effective, we may develop a topical ophthalmic product.

  ADL 10-0116

  Chronic Inflammatory/Visceral Pain and Itch

  ADL 10-0116 is our second-generation peripheral kappa opioid analgesic compound. In preclinical inflammatory pain trials, ADL 10-0116 demonstrated a long duration of action. In addition, ADL 10-0116 was shown to be active when administered orally. As an orally-active drug, ADL 10-0116 may expand the market that can be achieved with ADL 10-0101 by treating acute and chronic pain conditions in clinical indications where an injectable product would not be used.

  Moderate-to-severe pain often requires the use of narcotic analgesics. Preclinical data indicated that our peripheral kappa opioid analgesics are as effective as narcotic analgesics for inflammatory pain and more effective than narcotic analgesics for blocking pain in visceral organs. Data from the CDC indicate that there are over 44 million patients who have chronic inflammatory musculoskeletal pain and 12 million cases of acute abdominal pain that we believe will constitute a portion of the addressable market for an oral peripheral kappa opioid analgesic product.

  Development stage. This product candidate is in preclinical development and is expected to enter clinical trials in 2001.

  ADL 1-0398

  Chronic inflammatory/visceral pain

  ADL 1-0398 is another second generation peripheral kappa opioid analgesic similar to ADL 10-0116. The compound is active in multiple types of inflammatory pain in preclinical trials. In addition, ADL 1-0398 has greater peripheral restriction than other peripheral kappa opioid analgesics.

  Development stage. This product candidate is in preclinical research.

 Peripherally Restricted mu Opioid Analgesics

  ADL 2-1294

  The active ingredient in all of our formulations containing ADL 2-1294 is loperamide, the same active ingredient in the over-the-counter anti-diarrheal product, Imodium(R) A-D. The compound patent for loperamide has expired, but we have secured method-of-use and formulation patents for a number of pain and itch indications. Loperamide, like morphine, is a potent mu opioid receptor stimulant. Unlike morphine, loperamide does not readily cross the blood-brain barrier to enter the central nervous system. The compound is also very poorly absorbed from the intestinal tract following oral administration. As a result, the compound does not cause sedation or depress respiratory function, is not considered to be addictive and is the only mu opioid agonist that is not scheduled as a controlled substance. When applied locally to sites of inflammation or irritation, ADL 2-1294 is as effective as morphine in preclinical models of inflammatory pain and is effective in preclinical trials for the relief of itch. Pain from burns and other dermal injuries was selected as the initial clinical target for topical formulations of ADL 2-1294. We have also evaluated ophthalmic and injectable formulations for the treatment of pain. An affiliate of GlaxoSmithKline licensed the rights to develop and market ADL 2-1294 topical formulations for dermal itch and pain and the Santen Pharmaceutical Company of Japan licensed the worldwide rights, except in South Korea and North Korea, to develop and market ADL 2-1294 ophthalmic formulations for ophthalmic pain. Kwang Dong Pharmaceutical Co., Ltd. licensed the right to develop and market dermal formulations of ADL 2-1294 in South Korea and North Korea.

  Ophthalmic pain

  We are targeting ophthalmic pain that results from corneal abrasion or surgery. Eye drops containing corticosteroids or an anti-inflammatory NSAID are often used following corneal surgery or corneal abrasion but may inhibit wound healing and cause other adverse side effects. Our collaborators have demonstrated the efficacy of eye drops containing morphine for pain control following ophthalmic surgery. ADL 2-1294 activates the same receptors as morphine and has the competitive advantage that it is not a controlled substance and therefore will not have prescription restrictions imposed by the DEA. We believe that eye drops containing ADL 2-1294 will be more effective and produce fewer adverse side effects than current therapy. Data from the CDC indicate that there are 5.7 million annual cases of surgery on eyes or injury to the cornea that we believe will compose the addressable market for an ophthalmic peripheral mu analgesic product.

  Development stage. Our Phase II study demonstrated that ADL 2-1294 reduced the severity of pain following corneal abrasions and surgeries to a greater extent than placebo. ADL 2-1294 resulted in a 58% reduction of pain, and this effect was statistically significant (P=0.05). In addition, a Phase II pilot study suggested that topical administration of ADL 2-1294 was as effective as topical morphine in reducing corneal pain. Some patients experienced transient stinging associated with administration of eye drops containing ADL 2-1294. We believe that the efficacy of ADL 2-1294 can be improved by optimizing its formulation.

  Dermal pain

  Dermal pain may be caused by trauma, burns, abrasions or surgical procedures. Minor dermal pain is currently treated with over-the-counter medications containing emollients or local anesthetics. Moderate-to-severe dermal pain is frequently treated with NSAIDs or narcotic analgesics. We believe that a topical formulation of ADL 2-1294 for dermal pain may produce greater analgesia with fewer side effects than existing medications. Data from the CDC indicate that there are 14.5 million annual cases of dermal pain requiring emergency room treatment that we believe will comprise our potential patient population for a topical ADL 2-1294 dermal analgesic product.

  Development stage. Topically applied ADL 2-1294 was determined to be safe and had preliminary analgesic efficacy in our Phase I safety and efficacy burn pain trials. These two Phase I studies demonstrated statistically significant analgesic efficacy in burn pain (P<0.05) without dermal or systemic side effects. We initiated a Phase II study evaluating efficacy in treating pain associated with skin graft surgery but stopped the study because of slow enrollment.

  Based in part on preliminary data generated in our Phase I trials, an affiliate of GlaxoSmithKline licensed the rights to develop and market ADL 2-1294 topical formulations for dermal pain.

  Dermal itch

  Dermal itch results from eczema, allergic dermatitis, or exposure to harsh chemicals or plants. Minor dermal itch is currently treated with over-the-counter medications containing emollients, local anesthetics, antihistamines, or corticosteroids. Local anesthetics may be irritating to the skin and corticosteroids cause skin thinning and other adverse effects with chronic use. Moderate-to-severe itch is frequently treated with prescription corticosteroids or with oral antihistamines, both of which may cause serious side effects when used acutely or chronically, including sedation and adverse effects on the immune system and on the regulation of normal body hormones.

  We believe that a topical formulation of ADL 2-1294 for dermal itch may have greater efficacy and produce fewer side effects than existing medications. ADL 2-1294 may be prepared in different formulations for use in both the prescription and over-the-counter drug markets. Data from the CDC indicate that there are 14 million annual cases of chronic dermal itch that we believe will comprise our potential patient population for a dermal ADL 2-1294 anti-itch product.

  Development stage. Based in part on preliminary data generated in our Phase I trials, an affiliate of GlaxoSmithKline licensed the rights to develop and market ADL 2-1294 formulations for a topical ADL 2-1294 dermal anti-itch product.

  Joint pain

  Joint pain after arthroscopic surgery limits mobility and recovery. Injection of morphine into a joint can reduce pain and speed recovery from arthroscopic surgery. ADL 2-1294 demonstrated analgesic efficacy in preclinical studies of joint pain. We have incorporated ADL 2-1294 into two prototypic formulations suitable for delivery to joints following surgical procedures. These formulations may also provide benefits after injection into painful inflamed joints as an alternative to cortisone therapy. In addition, preclinical safety studies found no dose-limiting side effects that would prevent advancement into clinical development. Recent market research indicates that, in the United States, there are 1.1 million outpatient arthroscopic knee surgical procedures and 2.7 million patients who receive local injections of corticosteroids for joint pain that we believe will comprise our potential patient population for a long-acting analgesic injectable product.

  Development stage. This product is in preclinical development.

 Centrally-Active Oral Analgesics

  We expect centrally-acting narcotic analgesics to be more effective than peripheral opioid analgesics in a number of non-inflammatory painful conditions such as nerve damage or neuropathic pain as well as most cancer pain. However, morphine and other narcotic analgesics have dose-limiting side effects that limit their effectiveness. One of our longer-term goals is to use our technology to create centrally-acting opioid analgesics with significantly fewer side effects or greater efficacy to more effectively treat non-inflammatory indications that would be particularly responsive to opioid analgesics. We are developing an opioid combination product that we expect to have fewer side effects than currently marketed centrally-acting narcotic analgesics. We believe this product will provide significant advances on current narcotic analgesic therapy.

  ADL 8-2698 Combination With Narcotic Opioid Analgesic

  GI side effect-free narcotic analgesic

  Acute nausea or vomiting occurs in up to 33% of patients who receive oral narcotic analgesics and in up to 80% of patients who receive injectable narcotic analgesics following surgery or trauma. This is due in part to direct effects of narcotic analgesics on the GI tract. Data from one of our Phase I clinical trials suggested that ADL 8-2698 may reduce the severity of nausea caused by morphine. We believe that a single capsule combining both ADL 8-2698 and a short acting oral narcotic analgesic, in a fixed dose, will produce a new narcotic analgesic combination product that produces less nausea and vomiting than currently available narcotic analgesics.

  Development stage. A Phase I clinical trial suggested a trend for reduced severity of morphine-induced nausea, but the difference was not statistically significant (P=0.07). Data from our Phase II post-operative ileus trial showed that the higher dose of ADL 8-2698 produced more than a 50% reduction in moderate to severe post-operative nausea compared to placebo-treated patients (P=0.003) and that it completely eliminated post-operative vomiting (P=0.026) in patients receiving intravenous narcotic analgesics for post-operative pain control. We recently conducted a Phase I clinical trial to evaluate the ability of ADL 8-2698 to block morphine-induced nausea, but the amount of nausea experienced by both placebo and drug treated subjects in this trial was much lower than expected and insufficient to make any conclusions about the effectiveness of ADL 8-2698. We plan to repeat this study with a revised protocol designed to produce more narcotic-induced nausea in order to determine the effectiveness of ADL 8-2698 in reducing narcotic analgesic-induced nausea.

Commercialization Strategy

  We have developed a balanced commercialization strategy that combines utilizing strategic alliances with major pharmaceutical partners to access broad distribution networks or markets outside the United States with a combination of co-promotion agreements with major pharmaceutical companies and our marketing and sales activities inside the United States. We intend to develop a sales and marketing management team and may use a contract sales force for marketing certain of our products to focused market segments including surgeons, hospitals, oncologists and pain management specialists.

  We pursue strategic relationships that are intended to offer us independence and flexibility in the development and commercialization of our products. We have chosen to license technology to major pharmaceutical companies that have broad marketing capabilities in therapeutic areas outside of our focus and to companies in geographic areas where we do not expect to have direct sales capabilities.

Our Strategic Relationships

 GlaxoSmithKline Affiliate

  In July 1999, we licensed worldwide rights (excluding South Korea and North Korea) to the development and commercialization of our product candidate ADL 2-1294 to SB Pharmaco Puerto Rico Inc., an affiliate of GlaxoSmithKline, for the topical indications of dermal pain and itch. We retain the prescription rights to ADL 2-1294 for certain topical dermal indications as well as rights outside the topical dermal field, including ophthalmic, mucosal, post-operative and joint pain indications.

  Under the license agreement, we received a $500,000 up-front license fee. In the event that ADL 2-1294 receives regulatory approval in the United States, the European Union and Japan for a total of at least six clinical indications and is successfully launched commercially in prescription and over-the-counter forms in each of those jurisdictions, we would be entitled to up to $38.5 million of milestone payments prior to 2018. We could also earn additional milestone payments of up to $6.0 million in the event that an additional six indications using ADL 2-1294 are developed and approved for sale in the United States, the European Union or Japan. Achieving these milestones is subject to numerous uncertainties, including risks related to product development and testing, regulatory approval and market acceptance. In addition, we will receive royalties based on product sales, if any. SB Pharmaco will be responsible for all development costs.

  SB Pharmaco can terminate the agreement on a country by country basis, in its entirety, or on a product by product basis if it determines that the product is not marketable in a specified territory. Upon termination in this circumstance, all of the rights granted to SB Pharmaco under the license agreement in the relevant country or for the relevant product will terminate and revert to us.

  In connection with this collaboration, S.R. One, Limited, an affiliate of GlaxoSmithKline purchased $2.5 million in series F mandatorily redeemable preferred stock, and we granted S.R. One a warrant to purchase shares of preferred stock convertible into an aggregate of 25,000 shares of common stock for an aggregate exercise price of $125,000. The warrant was exercised in connection with the closing of our initial public offering. S.R. One also agreed to purchase an additional $500,000 of our common stock upon the successful completion of the second pivotal clinical trial for the first prescription or over-the-counter product candidate under our license agreement with SB Pharmaco.

 Santen Pharmaceutical Co., Ltd.

  On April 25, 2000, we entered into a license agreement with Santen Pharmaceutical Co., Inc. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South and North Korea. Santen will pay us royalties on annual net sales of the products. Santen will pay us $1,000,000 when gross sales in major markets achieve $75,000,000 and an additional payment of $1,500,000 when aggregate sales achieved is $150,000,000. A $500,000 payment was paid to us upon execution of agreement.

  We retain the exclusive right to market and sell products, if any, developed under the development and license agreement in the United States to hospitals for emergency room physicians, and we retain a co-exclusive right with Santen to market and sell products, if any, in the United States to hospitals other than for emergency room physicians.

  Under the development and license agreement, we will receive up to an aggregate $5.5 million from milestone payments upon the satisfaction of certain clinical and regulatory milestones. In addition, we will receive royalties based on product sales, if any, and may receive up to an aggregate $2.5 million in sales bonuses if Santen reaches certain sales targets.

  Santen can terminate the agreement for any reason upon 60 days written notice. If Santen terminates the license agreement, all of the rights granted to Santen will terminate and revert to us. In addition, we have the right to use Santen technology under terms negotiated in good faith.

 Shire Pharmaceuticals, plc

  In June 1998, we entered into a license agreement with Roberts Laboratories Inc. under which we licensed the compound that is the basis of our ADL 8-2698 product candidates. Roberts recently merged with Shire Pharmaceuticals, plc. Roberts had licensed the compound from Eli Lilly and Company in November 1996. The license agreement affords us an exclusive worldwide license to make, use, sell or import the compound.

  Under the license agreement, we paid a $300,000 up-front license fee to Roberts, and Roberts is entitled to receive milestone payments upon the satisfaction of certain clinical and regulatory milestones. In addition, we are required to pay Eli Lilly a milestone payment on behalf of Roberts. Both Roberts and Eli Lilly will receive royalties based on product sales, if any. We will be responsible for all development costs. In 1999, we paid $300,000 to Roberts to exercise certain licensing rights as defined in the agreement. We may pay up to $1.9 million in additional future milestone payments under this agreement.

  Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations of Roberts' license agreement with Eli Lilly.

  The agreement expires upon the later of either the life of the last to expire of Lilly's patents encompassing the licensed compound or fifteen years from November 5, 1996. Upon expiration of the agreement, we will have a fully paid up license.

Other Relationships

  In November 1997, we entered into a license agreement with Kwang Dong Pharmaceutical Co., Ltd. relating to the development and commercialization in South Korea and North Korea of our product candidate ADL 2-1294 for the indication of topical dermal pain. In addition, in November 1997, we entered into a stock purchase agreement with Kwang Dong pursuant to which Kwang Dong purchased for $1.2 million, 960,000 shares of our series D convertible preferred stock. The license agreement with Kwang Dong provides for, among other things, our transfer to Kwang Dong of technology and data developed by us relating to the topical formulation of ADL 2-1294. We devoted significant internal efforts and expenditures to the development of a formulation for this indication. To date, we have not transferred sufficient technology under the license agreement to allow commercialization of ADL 2-1294 in South and North Korea. As a result, we do not anticipate material revenues under the license agreement in the foreseeable future. In July 1999, we entered into an agreement with SB Pharmaco for the worldwide (excluding South Korea and North Korea) development and commercialization of ADL 2-1294 for the topical indications of dermal pain and itch.

  We have licensed technology from academic institutions and entities including the University of California at Los Angeles, the University of California at San Diego, the University of Minnesota, Oregon Health Sciences University and Arch Development Corporation.

  We licensed from the University of California at Los Angeles the right to use cloned delta opioid receptors to discover new drugs. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2016.

  We licensed from the University of California at San Diego the right to develop and commercialize ADL 2-1294, loperamide, as a peripheral opioid analgesic for pain. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2015.

  We licensed from the University of Minnesota the right to develop and commercialize peripheral kappa opioid analgesics discovered at the University of Minnesota. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2017.

  We licensed from Oregon Health Sciences University the right to use the human orphanin FQ opioid receptor ligand in our research program. The license expires in 2015.

  We licensed from Arch Development Corporation the right to use cloned mammalian kappa receptors to discover new drugs. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2017.

Competition

  Our success will depend, in part, upon our ability to achieve market share successfully at the expense of existing and established products in the relevant target markets. We believe that our ability to compete successfully is based on our technical expertise in peripheral opioid analgesia and our ability to maintain advanced scientific technologies, to develop a differentiated product pipeline, to obtain successful regulatory approval for novel pain management pharmaceuticals, and to sustain patent protection for our portfolio.

  Many companies currently sell either generic or proprietary narcotic analgesic formulations. In addition, a number of technologies are being developed to increase narcotic analgesic potency as well as to provide alternatives to narcotic analgesic therapy for pain management. Several of these technologies are in clinical trials or are awaiting approval from the FDA. Several potential competitors are developing new products for the treatment of opioid bowel dysfunction.

  Merck KGA is developing asimadoline (Phase II) as a peripherally selective kappa opioid analgesic for the treatment of pain associated with arthritis.

  The University of Chicago is sponsoring clinical studies of methylnaltrexone, a peripheral mu opioid receptor antagonist, under a physician-sponsored IND. We do not know of any commercial organization that is developing this product.

  There may be additional competitive products about which we are not aware.

Intellectual Property

  We seek United States and international patent protection for major components of our technology. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property portfolio.

  As of December 31, 2000, we owned or had rights, whether by geography, by field or otherwise, to approximately 42 issued patents, of which 25 are issued in the United States, and we owned 17 United States patent applications and numerous foreign patent applications relating to technologies used in our business.

  We have or have licensed patents and patent applications related to (i) ADL 2-1294, (ii) peripheral kappa analgesics, (iii) ADL 8-2698 and (iv) opioid receptors and ligands. The patents related to ADL 2-1294 expire between 2015 and 2018. The patents related to kappa receptor analgesics expire between 2016 and 2019. The patents related to ADL 8-2698 expire between 2011 and 2013. The patents related to opioid receptors and ligands expire in 2016. These expiration dates are all based on the presumption that the applicable maintenance fees are paid and the patents are not held to be invalid.

  The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:

  . the pending patent applications to which we have rights may not result in issued patents;

  . the claims of any patents which are issued may not provide meaningful protection;

  . we may not be successful in developing additional proprietary technologies that are patentable;

  . patents licensed or issued to us or our customers may not provide a basis for commercially viable products or provide us with any competitive advantages and may be challenged by third parties; and

  .  others may have patents that relate to our technology or business.

  In addition, patent law relating to the scope of claims in the technology field in which we operate is still evolving. The degree of future protection for some of our rights, therefore, is uncertain. Furthermore, others may independently develop similar or alternative technologies, duplicate any of our technologies, and if patents are licensed or issued to us, design around the patented technologies licensed to or developed by us. In addition, we could incur substantial costs in litigation if we have to defend ourselves in patent suits brought by third parties or if we initiate such suits.

  Enactment of legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to United States patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of 17 years from the date of issuance. The new term of United States patents will commence on the date of issuance and terminate 20 years from the earliest effective filing date of the application. Because the time from filing to issuance of biotechnology patent applications is often more than three years, a 20-year term from the effective date of filing may result in a substantially shortened period of patent protection which may harm our patent position. If this change results in a shorter period of patent coverage, our business could be harmed to the extent that the duration and level of the royalties we are entitled to receive from our partners are based on the existence of a valid patent covering the product subject to the royalty obligation.

  With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our drug discovery system involve proprietary know-how, technology or data that are not covered by patents or patent applications. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and potential business partners to enter into confidentiality agreements, we cannot be certain that proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. In the case of arrangements with our potential business partners that require the sharing of data, our policy is to make available to our potential business partners only such data as is relevant to our agreements with such customers, under controlled circumstances, and only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customer. However, such measures may not adequately protect our data. Any material leak of confidential data into the public domain or to third parties may cause our business, financial condition and results of operations to be harmed.

  We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us to maintain such rights could harm our business.

Manufacturing

  We own no manufacturing facilities. We contract with qualified third parties for the manufacture of bulk active pharmaceutical ingredients and production of clinical/commercial supplies. The ingredients and supplies comply with current good manufacturing practices procedures reviewed by the FDA (cGMPs). We have entered into an agreement with Oread Laboratories, Inc. under which Oread is manufacturing the ADL 8-2698 active pharmaceutical ingredient. We have also engaged Torcan Chemical Ltd. for production of clinical and commercial supplies of ADL 8-2698 for backup or expansion of our commercial manufacturing program.

  We have contracted with Pharmaceutics International Inc. for supply of finished product and packaging of ADL 8-2698.

  We maintain confidentiality agreements with potential and existing contract manufacturers for both active drug and formulated product in order to protect our proprietary rights. Earlier stage new chemical entities are synthesized in our laboratories, and scaleup quantities and good manufacturing practices materials for preclinical toxicology evaluations are conducted by qualified third parties in strict compliance with cGMPs.

Government Regulation

  In the United States, pharmaceutical products intended for therapeutic or diagnostic use in humans are subject to rigorous FDA regulation. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years and require the expenditure of substantial resources. There can be no assurance that any product will receive FDA approval on a timely basis, if at all.

 The drug approval process

  The usual steps required before a new pharmaceutical product for use in humans may be marketed in the United States include:

  .  preclinical studies,

  . submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical trials commence,

  . adequate and well-controlled human clinical trials to establish the safety and efficacy of the product,

  .  submission to the FDA of a New Drug Application (NDA), and

  . FDA approval of the NDA prior to any commercial sale or shipment of the product.

  Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as preclinical studies, to assess the potential safety and efficacy of the product. The results of the preclinical studies are submitted to the FDA as a part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or otherwise responds to, an IND submission, the IND becomes effective 30 days following its receipt by the FDA.

  Human clinical trials are typically conducted in three sequential phases that may overlap:

  . Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In addition, it is sometimes possible to assess efficacy in Phase I trials for analgesia.

  . Phase II: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

  . Phase II/III: Data from Phase II clinical trials can be considered to fulfill Phase III criteria in certain situations. This can occur when a dose tested in a Phase II study is proven to be the optimal dose and this dose is also statistically more effective than placebo. Classification of the data as Phase III can only be determined after the study is complete and the data analyzed.

  . Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

  Scientists use statistical techniques to compare responses produced by drugs versus placebos in clinical trials of drug effectiveness. Statistical analyses estimate the probability that a positive effect is actually produced by the drug. This probability is expressed as a "P-value" which refers to the likelihood that a drug response occurred just "by chance." When a P-value is reported as P<0.05, the probability that the drug produced its effect "by chance" is less than 5% and the probability that the drug produced a reproducible positive effect is greater than 95%. When a P-value is reported as P<0.01, the probability that the drug produced the positive effect is greater than 99%. These values are reported in several instances above to indicate how certain we are that we have obtained beneficial responses in our clinical drug trials. P-values greater than 0.05 and equal to or less than
0.10 are generally not considered statistically significant by themselves but may indicate a strong trend in data that provide support for further clinical research.

 Efficacy studies for analgesics

  Analgesic efficacy can initially be assessed in Phase I clinical trials. Human experimental pain models represent an important link between preclinical research and clinical trials in patients. We use validated human experimental pain models, such as the burn pain model, to evaluate efficacy of our products during some of our Phase I clinical trials. Historical results from preclinical and earlier clinical trials may not be predictive of the results of later trials.

  For analgesic drugs, Phase II efficacy studies have sometimes served as pivotal studies. Phase III studies for these products normally focus greater attention on safety in larger patient populations rather than on efficacy. There can be no assurance that Phase I, Phase II, or Phase III testing will be completed successfully within any specified time period, if at all, with respect to any of our products subject to such testing. Furthermore, the FDA may suspend clinical trials at any time if there is concern that the participants are being exposed to an unacceptable health risk.

  The results of pharmaceutical development, preclinical studies, and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the product. The FDA may require additional testing or information before approving the NDA. The FDA may deny an NDA approval if safety, efficacy, or other regulatory requirements are not satisfied. Moreover, if regulatory approval of the product is granted, such approval may require post-marketing testing and surveillance to monitor the safety of the product or may entail limitations on the indicated uses for which the product may be marketed. Finally, product approval may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

 Other regulatory requirements

  The FDA mandates that drugs be manufactured in conformity with GMP regulations. If approval is granted, requirements for labeling, advertising, record keeping and adverse experience reporting will apply. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions. We may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export, and customs regulations. In addition, any of our products that contains one of our product candidates in combination with narcotic analgesics will be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescribing procedures. There can be no assurance that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

  Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable governmental regulatory authorities in foreign countries must be obtained prior to the commencement of clinical trials and subsequent sales and marketing efforts in those countries. The approval procedure varies in complexity from country to country, and the time required may be longer or shorter than that required for FDA approval.

  The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be "scheduled" as a
Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest.

Employees

  As of December 31, 2000, we had 56 full-time employees and two part-time employees, including 15 employees with Ph.D. or M.D. degrees. Thirty-six of our employees are engaged in research and development activities. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

  We currently occupy three suites with a combined 24,340 square feet of leased office and laboratory space in Malvern, Pennsylvania. The leases expire in November 2001 and October 2004, and we have an option to renew the leases. We also occupy approximately 20,000 square feet of additional office space in Exton, Pennsylvania, which accommodates our product development and administrative staff. The lease expires in October 2002. We believe that these facilities will be adequate to meet our near-term space requirements and that suitable additional space will be available to use, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  As of October 11, 2000, our stockholders approved the following actions by written consent in accordance with the procedure established in Section 228 of the Delaware General Corporation Law.

    (a) a reverse stock split at the rate of one (1) share of Common Stock for every five (5) shares of Common Stock in issue as of the close of business on the record date;

    (b) restatement of our Amended and Restated Certificate of Incorporation providing for the reverse stock split and a new class of preferred securities;

    (c) amendment of our Amended and Restated 1994 Equity Compensation Plan which provides that the total number of shares subject to options granted under that Plan may not exceed 3,950,000; and

    (d) ratification of our prior authorization to take any steps deemed necessary, appropriate or advisable in preparation for the initial public offering as recommended by the Board of Directors.

  The number of votes cast for, against and withheld from the Written Consent of Stockholders is set forth below.

     Class of Stock                                    For     Against Withheld
     --------------                                 ---------- ------- ---------
   Common Stock....................................  8,534,996     0   1,615,025
   Series A Preferred Stock........................  6,000,000     0           0
   Series B Preferred Stock........................ 22,958,335     0     148,810
   Series C Preferred Stock........................ 13,814,286     0           0
   Series E Preferred Stock........................ 11,366,367     0           0
   Series F Preferred Stock........................  2,625,000     0           0
   Series G Preferred Stock........................ 11,756,000     0     550,000
   Series H Preferred Stock........................ 20,588,235     0   3,333,190

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Our common stock is traded on the Nasdaq National Market under the symbol "ADLR". The initial public offering of our stock occurred on November 13, 2000 at an initial price of $15.00 per share. The price range per share reflected in the table below is the highest and lowest sale price for our stock as reported by the Nasdaq National Market during each quarter our common stock has been publicly traded.

                                                                  Period From
                                                               November 13, 2000
                                                                    Through
                                                               December 31, 2000
                                                               -----------------
   Price range per share:
     Low......................................................      $14.875
     High.....................................................      $24.625

  As of March 26, 2001, the last reported sale price for our common stock on the Nasdaq National Market was $17.625 per share.

  (b) Holders. As of March 26, 2001, there were approximately 144 holders of record of our common stock.

  (c) Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

  (d) Sale of Unregistered Securities.

    (1) In January 2000, we issued an aggregate of 12,306,000 shares of series G mandatorily redeemable convertible preferred stock at a purchase price of $1.00 per share, for aggregate consideration of $12,306,000. Of that amount, we issued 250,000 shares to Technology Leaders II, L.P. Dr. Moller, one of our directors, is the managing director of the general partner of the general partner of Technology Leaders II, L.P. We also issued 2,500,000 shares to ARCH Venture Fund III, L.P. Mr. Nelsen, a director of ours, is the general partner of the general partner of the general partner of ARCH Venture Fund III, L.P. We also issued 273,000 shares to WPG Enterprise Fund II, L.L.C. and 227,000 shares to Weiss, Peck & Greer Venture Associates III, L.L.C. Ms. Feeney, one of our directors, was nominated to our board by Weiss, Peck & Greer Venture Partners III, the Fund Investment Advisory Member of WPG Enterprise Fund II, L.L.C. and Weiss, Peck & Greer Venture Associates III, L.L.C., and was a general partner of Weiss, Peck & Greer Venture Partners, from 1989 to 1999. On the closing of the initial public offering, the series G preferred stock automatically converted into 2,461,000 shares of common stock.

    (2) In July 2000, we issued an aggregate of 23,921,425 shares of series H mandatorily redeemable convertible preferred stock at a purchase price of $1.53 per share, for aggregate consideration of $36,600,000. Of that amount, we issued 163,399 shares to ARCH Venture Fund III, L.P. Mr. Nelsen, a director of ours, is the general partner of the general partner of the general partner of ARCH Venture Fund III, L.P. We also issued 36,425 shares to Technology Leaders II, L.P. and 28,934 shares to Technology Leaders II Offshore C.V. Dr. Moller, one of our directors, is the managing director of the general partner of the general partner of both of these entities. We also issued 65,359 shares to S.R. One Limited, an affiliate of GlaxoSmithKline. On the closing date of our initial public offering, the Series H preferred stock automatically converted into an aggregate of 4,784,285 shares of common stock.

    (3) The sale and issuance of securities in the transactions described above were exempt from registration under the Securities Act in reliance on
  Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about the Company, or in reliance on Rule 701 promulgated under the Securities Act.

  (e) Use of Proceeds From Registered Securities.

  In our initial public offering, we sold 6,000,000 shares of our common stock on November 14, 2000. Upon the exercise of the underwriter's over-allotment option, we sold an additional 900,000 shares of common stock. The effective date of the registration statement on Form S-1 for the 6,900,000 shares of common stock sold in our initial public offering was November 13, 2000 and the file number is 333-96333. The managing underwriters of our initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Lehman Brothers Inc. and Pacific Growth Equities, Inc.

  The price to the public of the 6,900,000 shares of common stock sold in our initial public offering was $15.00 per share and the gross proceeds were $103,500,000. The total underwriting discounts and commissions were $7,245,000. The net proceeds were $95,376,000. The total costs and expenses incurred in the offering, exclusive of the underwriting discount, were approximately $879,000.

  We are using the net proceeds for general corporate purposes, including the continued development of existing product candidates, manufacturing, commercialization expenditures, research and development for additional product opportunities, hiring of sales, marketing, development, research and administrative personnel, expansion of our facilities and working capital. We may also use a portion of the net proceeds to acquire or invest in businesses, products or technologies that are complementary to our own.

 Options to Purchase Common Stock

  We have granted from time to time stock options to our employees, directors, advisory board members and certain employees of our partner companies. For the year ended December 31, 2000, options to purchase 1,748,635 shares of our common stock were granted at a weighted average exercise price of $2.82 per share.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The consolidated statement of operations data except as otherwise indicated below for the three years ended December 31, 2000, and as of December 31, 1999 and 2000, are derived from our audited financial statements which are included elsewhere in this Report. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited financial statements not included in this Report. Historical results are not necessarily indicative of the results to be expected in the future and should be read in conjunction with the financial statements and notes thereto that are incorporated by reference into this Report.

  Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate the net loss allocable to common stockholders, net loss per share and the number of shares used in the computation of per share amounts.

                                         Years Ended December 31,
                                -----------------------------------------------
                                 1996      1997      1998      1999      2000
                                -------  --------  --------  --------  --------
                                   (In thousands, except per share data)
Consolidated Statements of
 Operations
Grant and license revenues....  $   --   $    --   $    150  $     11  $     44
Operating expenses incurred
 during the development stage:
Research and development......    3,695     3,700     7,074     7,398    15,884
General and administrative....      649     1,585     2,277     3,698     7,626
                                -------  --------  --------  --------  --------
Total operating expenses......    4,344     5,285     9,351    11,096    23,510
                                -------  --------  --------  --------  --------
Net interest income
 (expense)....................      272       486       385       404     2,228
                                -------  --------  --------  --------  --------
Net loss......................   (4,072)   (4,799)   (8,816)  (10,681)  (21,238)
Beneficial conversion feature
 on mandatorily redeemable
 convertible preferred stock..      --        --        --        --     48,906
Undeclared dividends
 attributable to mandatorily
 redeemable convertible
 preferred....................      764     1,408     1,704     2,430     4,103
                                -------  --------  --------  --------  --------
Net loss allocable to common
 stockholders.................  $(4,836) $ (6,207) $(10,520) $(13,111) $(74,247)
                                =======  ========  ========  ========  ========
Basic and diluted net loss per
 share allocable to common
 stockholders.................  $ (6.31) $  (6.80) $ (10.59) $ (12.55) $ (13.99)
Shares used in computing basic
 and diluted net loss per
 share allocable to common
 stockholders.................      766       912       993     1,045     5,307
                                            As of December 31,
                                -----------------------------------------------
                                 1996      1997      1998      1999      2000
                                -------  --------  --------  --------  --------
                                              (In thousands)
Consolidated Balance sheet
 data
Cash, cash equivalents and
 short-term investments.......  $ 5,071  $ 10,710  $ 12,046  $  5,264  $131,630
Working capital...............    4,378     9,670    10,024     3,069   128,671
Total assets..................    5,738    11,508    12,773     6,258   135,610
Total long-term debt .........      255       174        66       --        215
Mandatorily redeemable
 convertible preferred stock..   11,105    21,375    30,475    33,000       --
Deficit accumulated during the
 development stage............   (6,708)  (11,507)  (20,322)  (31,004)  (52,242)
Total stockholders' equity
 (deficit)....................   (6,568)  (11,264)  (19,913)  (29,590)  129,040

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by forward-looking information due to factors discussed under""Item 1. Business" elsewhere in this Report.

Overview

  We have devoted substantially all of our resources since we began our operations in November 1994 to the discovery and development of proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $52.2 million through December 31, 2000. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We have four product candidates in Phase III or Phase II clinical trials and several compounds in Phase I clinical trials and preclinical studies.

  Our revenues in the near term are expected to consist primarily of milestone payments on certain of our product candidates licensed to others for development. The most significant of these licenses is to an affiliate of GlaxoSmithKline for the development of ADL 2-1294 for topical treatment of dermal pain and itch. We also have a license with Santen Pharmaceutical Co., Ltd. for the development of ADL 2-1294 for the treatment of ophthalmic pain. These payments are dependent on continued development and achievement of certain clinical and regulatory milestones by licensees and will not, in any event, be material relative to our operating expenses. In the event that our development efforts or those of our licensees result in regulatory approval and successful commercialization of our product candidates, we will generate revenues from sales of our products and from the receipt of royalties on sales of licensed products. Product revenues will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates.

  We expect to incur additional operating losses for at least the next several years. Research, development and clinical trial costs relating to product candidates will continue to increase. Manufacturing, marketing and sales costs will increase as we prepare for the commercialization of ADL 8-2698 which, assuming regulatory approval, we expect to occur in 2003.

  We intend to expand our marketing activities in 2001 and 2002 in preparation for the establishment of a sales force for our product candidates in the United States. In international markets, we intend to rely on collaborations with pharmaceutical companies to market and sell our product candidates rather than establish our own sales force.

Milestone Payments, Royalties and License Fees

  We paid Roberts Laboratories, Inc., which recently merged with Shire Pharmaceuticals, plc, a total of $600,000 through December 31, 2000 for the exclusive worldwide license to ADL 8-2698. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestones are achieved. Roberts licensed the rights to ADL 8-2698 from Eli Lilly, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive FDA approval to sell ADL 8-2698. We will be required to pay royalties to Eli Lilly and Roberts on any sales of ADL 8-2698.

  Under an agreement with Oregon Health Sciences University, we paid Oregon Health Sciences University a non-creditable, non-refundable license issuance fee for a nonexclusive license for the use of patented inventions conceived which relate to an opioid receptor. There are no other payments or royalties under this agreement.

  Under an agreement with Arch Development Corporation, the technology transfer office of the University of Chicago, we obtained an exclusive worldwide license covering the nucleotide sequence encoding the mammalian kappa opioid receptor and related opioid receptor technologies. We reimbursed Arch Development Corporation for certain patent expenses incurred as of the date of the agreement and will reimburse Arch Development Corporation for future patent expenses. In addition we will make a license payment, milestone payments and royalty payments on future net sales of products discovered, if any, utilizing this technology.

Results of Operations

 Years Ended December 31, 2000 and 1999

  Grant and license revenues. Our grant and license revenues were $43,860 and $10,965 for the year ended December 31, 2000 and 1999, respectively. Revenues recognized for the year ended December 31, 2000 consisted of $26,316 which is a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing that agreement in July 1999, and $17,544 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000. Revenue recognized for the year ended December 31, 1999 consisted of the portion of the affiliate of the GlaxoSmithKline agreement signed in July 1999. These revenues are being recognized on a straight line basis over the remaining life of the patents that were licensed in those collaborations.

  Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expenses. Research and development expenses increased to approximately $15.9 million for the year ended December 31, 2000 from $7.4 million for the year ended December 31, 1999. This increase is primarily due to the costs of developing our product candidates as well as higher personnel costs resulting from increased personnel. In the year 2000, the costs of conducting Phase I, Phase II and the initiation of Phase III clinical trial activities and the costs of manufacturing the clinical trial materials for ADL 8-2698 increased by approximately $4.9 million compared to the same period in 1999. Personnel costs increased by approximately $1.6 million in the year ended December 31, 2000 compared to the same period in 1999. Amortization of deferred stock-based compensation expenses increased by $1.7 million in the year ended December 31, 2000 compared to the same period in 1999. However, clinical development costs for ADL 2-1294 were lower by approximately $0.8 million for the year ended December 31, 2000 compared to the same period in 1999 because the affiliate of GlaxoSmithKline and Santen are now responsible for those costs.

  General and administrative expenses. Our general and administrative expenses increased to approximately $7.6 million for the year ended December 31, 2000 from approximately $3.7 million in the same period in 1999, an increase of $3.9 million. The increase is primarily due to approximately $1.2 million of higher amortization of deferred stock-based compensation expense, approximately $1.3 million for higher personnel expenses related to additional personnel and approximately $1.1 million of expenses which were incurred in connection with our postponed initial public offering in April 2000.

  Net interest income (expense). Our interest income increased from $424,667 for the year ended December 31, 1999 to $2.3 million for the year ended December 31, 2000 due to investment returns on the proceeds from the sale of our initial public offering in November 2000 and the sale of Series G and H preferred stock in January 2000 and July 2000, respectively. Our interest expense represents interest incurred on equipment financing facility and the financing of insurance premiums.

  Net loss. Our net loss for the years ended December 31, 1999 and 2000 was $10.7 million and $21.2 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II clinical development and manufacturing costs for ADL 8-2698, increased staffing levels and costs for the postponed initial public offering.

  Net loss allocable to common stockholders. Our net loss allocable to common stockholders was approximately $13.1 million for the year ended December 31, 1999 compared to approximately $74.2 million in the same period of 2000. The increase reflects the increase in the net loss of $10.5 million, an increase in undeclared dividends and accretion of offering costs related to the convertible preferred stock of $1.7 million and a beneficial conversion on mandatorily redeemable Series G and H convertible preferred stock of $12.3 million and $36.6 million respectively.

  Beneficial Conversion Feature. In January 2000, we sold 12,306,000 shares of mandatorily redeemable Series G convertible preferred stock for net proceeds of $12.3 million. In July 2000, we sold 23,921,425 shares of mandatorily redeemable convertible Series H preferred stock for net proceeds of $36.6 million. After evaluating the fair value of our common stock in contemplation of the Company's initial public offering, we determined that the issuance of the Series G and H convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." Because the shares of Series G and H mandatorily redeemable convertible preferred stock were issued below the deemed fair value of our common stock, a beneficial conversion feature of $48.9 million was reflected in calculating the net loss allocable to common shareholders for the year ended December 31, 2000.

 Years Ended December 31, 1999 and 1998

  Grant and license revenues. Our grant and license revenues were $10,965 for the year ended December 31, 1999 compared to $149,983 in the same period in 1998, a decrease of $139,018. The revenue of $10,965 in 1999 represents a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing the agreement in July 1999. This revenue is being recognized over the remaining life of the patents that were licensed in that collaboration. Revenues in 1998 included $99,983 from a Phase I federal Small Business Innovation Research, or SBIR, grant and $50,000 from contract research revenue. We have no future obligations in connection with these revenues.

  Research and development expenses. Our research and development expenses increased from approximately $7.1 million for the year ended December 31, 1998 to approximately $7.4 million in the same period in 1999. Clinical development costs for dermal pain and itch indications of ADL 2-1294 were lower by approximately $2.5 million in 1999 compared to 1998 because an affiliate of GlaxoSmithKline licensed the rights to those indications and is now responsible for the development expenses. In 1999, research and development costs increased by approximately $2.1 million for the initiation of the Phase I and Phase II clinical program for ADL 8-2698 and increased by approximately $1.0 million for the initiation of the Phase I and Phase II clinical trials for ADL 10-0101. Research and development expenses for ADL 2-1294 for the treatment of ophthalmic pain decreased in 1999 compared to 1998 by approximately $0.2 million.

  General and administrative expenses. Our general and administrative expenses increased to approximately $3.7 million for the year ended December 31, 1999 compared to $2.3 million in the same period in 1998, an increase of approximately $1.4 million. This increase is primarily due to approximately $776,000 of higher compensation expense relating to stock option grants, approximately $226,000 for higher payroll expenses related to additional personnel and approximately $478,000 in increased consulting and professional fees.

  Net interest income (expense). Our interest income was approximately the same for the years ended December 31, 1999 and 1998 at $424,667 and $412,975, respectively, because we had approximately the same average invested balances in both years. Our interest expense for the same periods was $21,142 and $28,028. Interest expense represents interest incurred on an equipment financing facility.

  Net loss. Our net loss was approximately $10.7 million for the year ended December 31, 1999 compared to approximately $8.8 million in the same period of 1998. The increase reflects costs associated with expanded Phase II clinical development costs together with higher personnel related costs.

  Net loss allocable to common stockholders. Our net loss allocable to common stockholders was approximately $10.5 million for the year ended December 31, 1998 compared to approximately $13.1 million in the same period of 1999. The increase reflects the increase in the net loss of approximately $1.9 million and an increase in undeclared dividends attributable to mandatorily redeemable convertible preferred stock of approximately $726,000.

Liquidity and capital resources

  As of December 31, 2000, we had cash, cash equivalents and short term investments of approximately $131.6 million, and working capital was approximately $128.7 million.

  From inception through December 31, 2000, net cash used in operating activities was approximately $42.7 million. Net cash used in investing activities since inception was approximately $66.6 million for the acquisition of laboratory equipment, leasehold improvements and furniture and fixtures and office equipment, and the net purchases of short-term investments.

  From inception through December 31, 2000, we had financed our operations primarily from the net proceeds generated from the issuance of mandatorily redeemable convertible preferred stock (preferred stock) and the issuance of common stock in our initial public offering. As of December 31, 2000, we had received total net proceeds of approximately $79.1 million from the sales of mandatorily redeemable convertible preferred stock. On November 13, 2000 and November 30, 2000, we received net proceeds of approximately $95.4 million from the sale of common stock, including the exercise of the over-allotment, from our initial public offering.

  Our capital expenditures in the year 2000 were approximately $1.0 million.

  We lease three of our corporate and research and development facilities under operating leases expiring on November 30, 2001, October 15, 2002 and October 4, 2004. Current total minimum annual payments under these leases are $688,296 for 2001, $450,292 for 2002, $67,638 for 2003 and $53,405 for 2004.

  Research and development expenditures, including clinical trials, are expected to increase as we continue to develop new product candidates. We expect that our operating expenses and capital expenditures will increase in future periods as a result of the manufacturing scale-up in anticipation of commercialization of our product candidates, assuming we receive the necessary regulatory approvals. The initiation of commercial activities will require the hiring of additional staff to coordinate contract-manufacturing services at multiple locations. Sales and marketing activities will require hiring and training of a sales and marketing staff in 2001 and 2002. As of December 31, 2000, we may be required to pay up to an aggregate of $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements (including our agreement with Lilly). We also intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

  Future compensation expense relating to all options outstanding at December 31, 2000 is estimated to be approximately $5,855,000, $5,490,000, $5,110,000 and $1,670,000 for the years ending December 31, 2001, 2002, 2003 and 2004, respectively. Compensation expense relating to the non-employee portion of options granted is subject to change each reporting period based upon changes in the fair value at the Company's common stock, estimated volatility and the risk free interest rate until the new-employee completes his or her performance under the option agreement.

  We believe that our current cash and investment position will be sufficient to fund our operations and capital expenditures at least through the fourth quarter of 2002.

Income Taxes

  As of December 31, 2000 we had approximately $26,259,000 of Federal and $26,683,000 of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2009 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation. At December 31, 2000, we also had approximately $547,000 of Federal and $35,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

  The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit our ability to utilize these carryforwards. We may have experienced various ownership changes, as defined by the Act, as a result of past financings. Additionally, because United States tax laws limit the time during which these carryforwards may be applied against future taxes, we may not be able to take full advantage of these attributes for Federal income tax purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment porfolio. The investment porfolio at December 31, 2000 was 64.2 million and the weighted-average interest rate was approximately six percent (6%).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company incorporates by reference the information contained under the captions "Election of Directors, Item 1 on Proxy Card" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its Definitive Proxy Statement relative to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

  The Company incorporates by reference the information contained under the captions "Compensation Table" in its Definitive Proxy Statement relative to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The Company incorporates by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers" in its Definitive Proxy Statements relative to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its Definitive Proxy Statement relative to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

     Reference is made to the Index to Consolidated Financial Statements on Page F-1.

    2. Financial Statement Schedules

     None

  (b)   Report of Form 8-K

     None

  (c)   Exhibits

  The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

  Reference is made to the Exhibit Index on p. 32.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001                      Adolor Corporation

                                                    /s/ John J. Farrar
                                          By: _________________________________
                                            Name: John J. Farrar
                                            Title: President, Chief Executive
                                                   Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth above.

                 Signature                                     Title
                 ---------                                     -----

            /s/ John J. Farrar              President, Chief Executive Officer and
___________________________________________  Director (Principal Executive Officer)
              John J. Farrar

            /s/ Peter J. Schied             Vice President, Chief Financial Officer and
___________________________________________  Secretary (Principal Financial Officer)
              Peter J. Schied

          /s/ Frank Baldino, Jr.            Director
___________________________________________
            Frank Baldino, Jr.

            /s/ Ellen M. Feeney             Director
___________________________________________
              Ellen M. Feeney

             /s/ Paul Goddard               Director
___________________________________________
               Paul Goddard

            /s/ David M. Madden             Director
___________________________________________
              David M. Madden

         /s/ C. Christopher Moller          Director
___________________________________________
           C. Christopher Moller

           /s/ Robert T. Nelsen             Director
___________________________________________
             Robert T. Nelsen

            /s/ Claude H. Nash              Director
___________________________________________
              Claude H. Nash

                                 EXHIBIT INDEX

  The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Amended and Restated Certificate of Incorporation of Adolor.*

   3.2   Restated Bylaws of Adolor.*

   4.1   Series A Convertible Preferred Stock Purchase Agreement among Opian
         Pharmaceuticals, Inc. and the parties set forth therein, dated
         November 7, 1994 (incorporated by reference to Exhibit 4.1 to the
         Registration Statement filed by the Company on February 8, 2000
         (Registration No. 333-96333)).

   4.2 Series B Convertible Preferred Stock Purchase Agreement among Adolor and the parties set forth therein, dated March 1, 1996 (incorporated by reference to Exhibit 4.2 to the Registration Statement filed by the Company on February 8, 2000).

   4.3 Series C Convertible Preferred Stock Purchase Agreement among Adolor and the parties set forth therein, dated March 1, 1997 (incorporated by reference to Exhibit 4.3 to the Registration Statement filed by the Company on February 8, 2000).

   4.4   Stock Purchase Agreement between Adolor and Kwang Dong Pharmaceutical
         Company, dated November 5, 1997 (incorporated by reference to Exhibit
         4.4 to the Registration Statement filed by the Company on February 8,
         2000).

   4.5 Series E Convertible Preferred Stock Purchase Agreement among Adolor and the parties set forth therein, dated December 8, 1998
         (incorporated by reference to Exhibit 4.5 to the Registration
         Statement filed by the Company on February 8, 2000).

   4.6 Series F Convertible Preferred Stock Purchase Agreement among Adolor and the parties set forth therein, dated July 26, 1999 (incorporated by reference to Exhibit 4.6 to the Registration Statement filed by the Company on February 8, 2000).

   4.7 Series G Convertible Preferred Stock Purchase Agreement among Adolor and the parties set forth therein, dated January 10, 2000
         (incorporated by reference to Exhibit 4.7 to the Registration
         Statement filed by the Company on February 8, 2000).

   4.8 Registration Rights Agreement among Opian Pharmaceuticals, Inc. and the parties set forth therein, dated November 4, 1994 (incorporated by reference to Exhibit 4.8 to the Registration Statement filed by the Company on February 8, 2000).

   4.9 Amendment No. 1 to Registration Rights Agreement among Adolor and the parties set forth therein, dated February 27, 1996 (incorporated by reference to Exhibit 4.9 to the Registration Statement filed by the Company on February 8, 2000).

   4.10 Amendment No. 2 to Registration Rights Agreement among Adolor and the parties set forth therein, dated May 1, 1997 (incorporated by reference to Exhibit 4.10 to the Registration Statement filed by the Company on February 8, 2000).

   4.11 Amendment No. 3 to Registration Rights Agreement among Adolor and the parties set forth therein, dated December 8, 1998 (incorporated by reference to Exhibit 4.11 to the Registration Statement filed by the Company on February 8, 2000).

   4.12 Amendment No. 4 to Registration Rights Agreement among Adolor and the parties set forth therein, dated July 26, 1999 (incorporated by reference to Exhibit 4.12 to the Registration Statement filed by the Company on February 8, 2000).

 Exhibit
 Number                                Description
 -------                               -----------
  4.13   Amendment No. 5 to Registration Rights Agreement among Adolor and the parties set forth therein, dated January 10, 2000 (incorporated by reference to Exhibit 4.13 to the Registration Statement filed by the
         Company on February 8, 2000).

  4.14   Form of Common Stock Certificate (incorporated by reference to Exhibit
         4.14 to Amendment No. 3 to the Registration Statement filed by the Company on March 21, 2000).

  4.15 Series H Convertible Preferred Stock Purchase Agreement among Adolor and the parties set forth therein, dated July 6, 2000 (incorporated by reference to Exhibit 4.15 to Amendment No. 8 to the Registration
         Statement filed by the Company on October 23, 2000).

  4.16 Amendment No. 6 to Registration Rights Agreement among Adolor and the parties set forth therein, dated June 29, 2000 (incorporated by reference to Exhibit 4.16 to Amendment No. 8 to the Registration
         Statement filed by the Company on October 23, 2000).

  4.17   Rights Agreement, dated as of February 20, 2001, between Adolor and
         StockTrans, Inc., as Rights Agent (incorporated by reference to
         Exhibit 4.1 to Form 8-K filed by the Company on February 23, 2000), which included as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to the Company's Registration
         Statement on Form 8-A, dated February 22, 2001.

  10.1   Form of Amended and Restated 1994 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement filed by the Company on February 18, 2000).

  10.2   Option and License Agreement between Adolor and Roberts Laboratories,
         Inc., dated June 10, 1998 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement filed by the Company on February 18, 2000).**

  10.3   License Agreement between Adolor and Kwang Dong Pharmaceutical
         Company, dated November 5, 1997 (incorporated by reference to Exhibit
         10.2 to Amendment No. 1 to the Registration Statement filed by the Company on February 18, 2000).**

  10.4 License Agreement between Adolor and SB Pharmaco Puerto Rico Inc., dated July 26, 1999 (incorporated by reference to Exhibit 10.4 to
         Amendment No. 3 to the Registration Statement filed by the Company on March 21, 2000).**

  10.5   Development and License Agreement between Adolor and Santen
         Pharmaceutical Co., Ltd., dated April 25, 2000 (incorporated by reference to Exhibit 10.5 to Amendment No. 10 to the Registration
         Statement filed by the Company on November 9, 2000).**

  10.6   Sublease Agreement between Adolor and Environ Products, Inc., dated
         October 11, 2000 (incorporated by reference to Exhibit 10.6 to
         Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000).

  10.7   Letter Agreement between Opian Pharmaceuticals, Inc. and John J.
         Farrar, dated October 9, 1994 (incorporated by reference to Exhibit
         10.7 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000).

  10.8   Letter Agreement between Adolor and Alan L. Maycock dated January 6,
         1995 (incorporated by reference to Exhibit 10.8 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000).

  10.9   Letter Agreement between Adolor and Peter J. Schied dated April 23,
         1997 (incorporated by reference to Exhibit 10.9 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000).

  10.10  Letter Agreement between Adolor and Andrew Reddick dated March 27,
         2000 (incorporated by reference to Exhibit 10.10 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000).


 Exhibit
 Number                                Description
 -------                               -----------
  10.11  Agreement between Adolor and Randall L. Carpenter dated September 14,
         2000 (incorporated by reference to Exhibit 10.11 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000).

  10.12 Letter Agreement between Adolor and Pacific Growth Equities, Inc., dated May 2, 2000 (incorporated by reference to Exhibit 10.12 to
         Amendment No. 9 to the Registration Statement filed by the Company on November 8, 2000).

  23.1   Consent of KPMG LLP.*

--------
 *Filed herewith.
**Confidential Treatment Granted.

  The following Consolidated Financial Statements, and the related Notes thereto, of Adolor Corporation and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................. F-2
Financial Statements:
  Consolidated Balance Sheets at December 31, 1999 and 2000............... F-3
  Consolidated Statements of Operations for the years ended December 31,
   1998, 1999 and 2000, and for the period from August 9, 1993 (inception)
   to December 31, 2000................................................... F-4
  Consolidated Statements of Comprehensive Loss for the years ended
   December 31, 1998, 1999 and 2000, and for the period from August 9,
   1993 (inception) to December 31, 2000.................................. F-5
  Consolidated Statements of Stockholders' Equity (Deficit) for the period from August 9, 1993 (inception) to December 31, 1993, and for the years ended December 31, 1994, 1995, 1996, 1997, 1998, 1999 and 2000......... F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
   1998, 1999 and 2000, and for the period from August 9, 1993 (inception)
   to December 31, 2000................................................... F-8
  Notes to Consolidated Financial Statements.............................. F-9

                         Independent Auditors' Report

The Board of Directors and Stockholders
Adolor Corporation:

  We have audited the accompanying consolidated balance sheets of Adolor Corporation and Subsidiary (a development-stage company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from August 9, 1993 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adolor Corporation and Subsidiary (a development-stage company) as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from August 9, 1993 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ KPMG LLP

Philadelphia, Pennsylvania
March 2, 2001, except as to the
 second paragraph of note 8,
 which is as of March 22, 2001

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,  December 31,
                                                         1999          2000
                                                     ------------  ------------
                      Assets
Current assets:
 Cash and cash equivalents.........................  $  3,472,164  $ 67,392,849
 Short-term investments............................     1,791,531    64,237,605
 Prepaid expenses and other current assets.........       190,893     2,503,248
                                                     ------------  ------------
 Total current assets..............................     5,454,588   134,133,702
 Equipment and leasehold improvements, net.........       765,504     1,390,450
 Other assets......................................        38,298        86,007
                                                     ------------  ------------
 Total assets......................................  $  6,258,390  $135,610,159
                                                     ============  ============
       Liabilities and Stockholders' Deficit
Current liabilities:
 Notes payable--current portion....................  $     65,703  $    521,053
 Accounts payable..................................       564,742     1,696,975
 Accrued expenses..................................     1,729,119     3,192,533
 Deferred licensing fees...........................        26,316        52,632
                                                     ------------  ------------
 Total current liabilities.........................     2,385,880     5,463,193
 Notes payable, less current portion...............           --        214,819
 Deferred licensing fees...........................       462,719       892,543
                                                     ------------  ------------
 Total liabilities.................................     2,848,599     6,570,555
                                                     ------------  ------------
Commitments and Contingencies
Mandatorily redeemable convertible preferred stock,
 at redemption value (aggregate liquidation value
 of $39,443,518 at December 31, 1999):
 Series A, $0.01 par value; 6,000,000 shares
  authorized, issued and outstanding at December
  31, 1999.........................................     1,500,000           --
 Series B, $0.01 par value; 23,107,145 shares
  authorized; 22,869,049 shares issued and
  outstanding at December 31, 1999.................     9,605,000           --
 Series C, $0.01 par value; 13,814,286 shares
  authorized, issued and outstanding at December
  31, 1999.........................................     9,670,000           --
 Series D, $0.01 par value; 960,000 shares
  authorized, issued and outstanding at December
  31, 1999.........................................     1,200,000           --
 Series E, $0.01 par value; 11,366,667 shares
  authorized; 11,366,667 shares issued and
  outstanding at December 31, 1999.................     8,525,000           --
 Series F, $0.01 par value; 2,625,000 shares
  authorized, 2,500,000 shares issued and
  outstanding at December 31, 1999.................     2,500,000           --
 Series G, $0.01 par value; 12,306,000 shares
  authorized; none issued and outstanding at
  December 31, 1999 and 2000.......................           --            --
 Series H, $0.01 par value; 23,921,569 shares
  authorized; none issued and outstanding at
  December 31, 1999 and 2000.......................           --            --
                                                     ------------  ------------
                                                       33,000,000           --
                                                     ------------  ------------
Stockholders' equity (deficit):
 Series A Junior Participating preferred stock,
  $0.01 par value, 35,000 shares authorized, none
  issued and outstanding...........................           --            --
 Preferred stock, $0.01 par value; 1,000,000 shares
  authorized; none issued and outstanding..........           --            --
 Common stock, par value $.0001 per share;
  99,000,000 shares authorized; 1,055,012 and
  27,944,852 shares issued and outstanding at
  December 31, 1999 and 2000, respectively.........           106         2,794
 Additional paid-in capital........................     3,530,018   200,335,775
 Notes receivable for stock options................           --     (1,056,488)
 Deferred compensation.............................    (2,116,644)  (18,125,961)
 Unrealized gains on available for sale
  securities.......................................           --        125,581
 Deficit accumulated during the development stage..   (31,003,689)  (52,242,097)
                                                     ------------  ------------
 Total stockholders' equity (deficit)..............   (29,590,209)  129,039,604
                                                     ------------  ------------
 Total liabilities and stockholders' equity
  (deficit)........................................  $  6,258,390  $135,610,159
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     Years ended December 31, 1998, 1999 and 2000, and for the period from
                August 9, 1993 (inception) to December 31, 2000

                                                                  Period from
                                                                   August 9,
                                                                      1993
                                                                  (inception)
                                Year ended December 31,                to
                          --------------------------------------  December 31,
                              1998         1999         2000          2000
                          ------------  -----------  -----------  ------------
Grant and license
 revenues...............  $    149,983       10,965       43,860       204,808
                          ------------  -----------  -----------  ------------
Operating expenses
 incurred during the
 development stage:
  Research and
   development..........     7,074,011    7,398,468   15,884,100    39,962,042
  General and
   administrative.......     2,276,450    3,697,484    7,626,455    16,233,938
                          ------------  -----------  -----------  ------------
    Total operating
     expenses...........     9,350,461   11,095,952   23,510,555    56,195,980
                          ------------  -----------  -----------  ------------
Other income (expense):
  Interest income.......       412,975      424,667    2,282,907     3,991,486
  Interest expense......       (28,028)     (21,142)     (54,620)     (242,411)
                          ------------  -----------  -----------  ------------
                               384,947      403,525    2,228,287     3,749,075
                          ------------  -----------  -----------  ------------
Net loss................    (8,815,531) (10,681,462) (21,238,408)  (52,242,097)
Undeclared dividends and
 accretion of offering
 costs attributable to
 mandatorily redeemable
 convertible preferred
 stock..................     1,704,022    2,429,884    4,102,796    10,546,314
Beneficial conversion
 feature on mandatorily
 redeemable convertible
 preferred stock........           --           --    48,905,779    48,905,779
                          ------------  -----------  -----------  ------------
Net loss allocable to
 common stockholders....  $(10,519,553) (13,111,346) (74,246,983) (111,694,190)
                          ============  ===========  ===========  ============
Basic and diluted net
 loss per share
 allocable to common
 stockholders (note 2)..  $     (10.59)      (12.55)      (13.99)
                          ============  ===========  ===========
Shares used in computing
 basic and diluted net
 loss per share
 allocable to common
 stockholders (note 2)..       992,907    1,044,571    5,307,375
                          ============  ===========  ===========

          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                        STATEMENTS OF COMPREHENSIVE LOSS

                 Years ended December 31, 1998, 1999 and 2000, and the period August 9, 1993 (Inception) to December 31, 2000

                                                                  Period from
                                                                   August 9,
                                                                      1993
                                                                  (inception)
                                Year ended December 31,                to
                         ---------------------------------------  December 31,
                            1998          1999          2000          2000
                         -----------  ------------  ------------  ------------
Net loss................ $(8,815,531) $(10,681,462) $(21,238,408) $(52,242,097)
                         -----------  ------------  ------------  ------------
Other comprehensive
 income (loss):
  Unrealized gains on
   available for sale
   securities...........         --            --        125,581       125,581
                         -----------  ------------  ------------  ------------
  Comprehensive loss.... $(8,815,531) $(10,681,462) $(21,112,827) $(52,116,516)
                         -----------  ------------  ------------  ------------


          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  For the period from August 9, 1993 (inception) to December 31, 1993, for the years ended
            December 31, 1994, 1995, 1996, 1997, 1998, 1999 and 2000

                                                                              Unrealized   Deficit
                            Common stock                                       gain on   accumulated      Total
                          ---------------- Additional                         available  during the   stockholders'
                           Number           paid-in     Notes      Deferred    for sale  development     equity
                          of shares Amount  capital   receivable compensation securities    stage       (deficit)
                          --------- ------ ---------- ---------- ------------ ---------- -----------  -------------
Inception, August 9,
 1993...................       --    $--        --       --             --       --                           --
 Net income (loss)......       --     --        --       --             --       --             --            --
                           -------   ----   -------      ---       --------      ---     ----------    ----------
Balance, December 31,
 1993...................       --     --        --       --             --       --             --            --
 Issuance of common
  stock to founder in
  November 1994 at $.001
  per share.............   100,000     10    12,490      --         (12,400)     --             --            100
 Issuance of restricted
  stock to an officer
  and consultant in
  November 1994 at $.003
  per share.............   545,411     55    68,157      --         (66,767)     --             --          1,445
 Amortization of
  deferred
  compensation..........       --     --        --       --          15,182      --             --         15,182
 Net loss...............       --     --        --       --             --       --        (243,423)     (243,423)
                           -------   ----   -------      ---       --------      ---     ----------    ----------
Balance, December 31,
 1994...................   645,411     65    80,647      --         (63,985)     --        (243,423)     (226,696)
 Issuance of common
  stock for technology
  license agreements in
  December 1995 at $.125
  per share.............    50,000      5     6,245      --             --       --             --          6,250
 Value attributed to
  issuance of warrants..       --     --     60,000      --             --       --             --         60,000
 Amortization of
  deferred
  compensation..........       --     --        --       --          16,692      --             --         16,692
 Exercise of common
  stock options.........     4,914    --        616      --             --       --             --            616
 Net loss...............       --     --        --       --             --       --      (2,392,480)   (2,392,480)
                           -------   ----   -------      ---       --------      ---     ----------    ----------
Balance, December 31,
 1995...................   700,325     70   147,508      --         (47,293)     --      (2,635,903)   (2,535,618)
 Issuance of restricted
  stock to director in
  May 1996 at $.21 per
  share.................    20,000      2     4,198      --             --       --             --          4,200
 Deferred compensation
  resulting from grant
  of options............       --     --      3,168      --          (3,168)     --             --            --
 Amortization of
  deferred
  compensation..........       --     --        --       --          17,669                     --         17,669
 Exercise of common
  stock options.........   104,221     10    18,572      --             --       --             --         18,582
 Net loss...............       --     --        --       --             --       --      (4,071,758)   (4,071,758)
                           -------   ----   -------      ---       --------      ---     ----------    ----------
Balance, December 31,
 1996...................   824,546     82   173,446      --         (32,792)     --      (6,707,661)   (6,566,925)
 Deferred compensation
  resulting from grant
  of options............       --     --    270,720      --        (270,720)     --             --            --
 Amortization of
  deferred
  compensation..........       --     --        --       --          82,249      --             --         82,249
 Exercise of common
  stock options.........   101,759     10    19,428      --             --       --             --         19,438
 Net loss...............       --     --        --       --             --       --      (4,799,035)   (4,799,035)
                           -------   ----   -------      ---       --------      ---     ----------    ----------

          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--Continued

  For the period from August 9, 1993 (inception) to December 31, 1993, for the years ended
            December 31, 1994, 1995, 1996, 1997, 1998, 1999 and 2000

                                                                                   Unrealized   Deficit
                            Common stock                                            gain on   accumulated      Total
                          ----------------- Additional                             available  during the   stockholders'
                          Number of           paid-in      Notes       Deferred     for sale  development     equity
                            shares   Amount   capital    receivable  compensation  securities    stage       (deficit)
                          ---------- ------ -----------  ----------  ------------  ---------- -----------  -------------
Balance, December 31,
 1997...................     926,305     92     463,594         --      (221,263)       --    (11,506,696)  (11,264,273)
 Deferred compensation
  resulting from grant
  of options............         --     --      217,121         --      (217,121)       --            --            --
 Amortization of
  deferred
  compensation..........         --     --          --          --       145,227        --            --        145,227
 Exercise of common
  stock options.........      99,913     11      21,779         --           --         --            --         21,790
 Net loss...............         --     --          --          --           --         --     (8,815,531)   (8,815,531)
                          ---------- ------ -----------  ----------  -----------    -------   -----------   -----------
Balance, December 31,
 1998...................   1,026,218    103     702,494         --      (293,157)       --    (20,322,227)  (19,912,787)
 Issuance of common
  stock for services in
  April 1999 at $3.736
  per share.............       3,570    --       13,339         --           --         --            --         13,339
 Deferred compensation
  resulting from grant
  of options............         --     --    2,806,195         --    (2,806,195)       --            --            --
 Amortization of
  deferred
  compensation..........         --     --          --          --       982,708        --            --        982,708
 Exercise of common
  stock options.........      25,224      3       7,990         --           --         --            --          7,993
 Net loss...............         --     --          --          --           --         --    (10,681,462)  (10,681,462)
                          ---------- ------ -----------  ----------  -----------    -------   -----------   -----------
Balance, December 31,
 1999...................   1,055,012    106   3,530,018         --    (2,116,644)       --    (31,003,689)  (29,590,209)
 Notes granted to
  employees for stock
  options...............         --     --          --   (1,056,488)         --         --            --     (1,056,488)
 Deferred compensation
  resulting from grant
  of options............         --     --   19,936,828         --   (19,936,828)       --            --            --
 Amortization of
  deferred
  compensation..........         --     --          --          --     3,927,511        --            --      3,927,511
 Accretion of Series H
  preferred stock
  issuance costs........         --     --     (281,794)        --           --         --            --       (281,794)
 Exercise of common
  stock options.........   1,171,419    116   1,393,123         --           --         --            --      1,393,239
 Unrealized gain on
  investments...........         --     --          --          --           --     125,581           --        125,581
 Conversion of preferred
  shares................  18,818,421  1,882  80,381,821         --           --         --            --     80,383,703
 Net Proceeds from
  Initial Public
  Offering..............   6,900,000    690  95,375,779         --           --         --            --     95,376,469
 Net loss...............         --     --          --          --           --         --    (21,238,408)  (21,238,408)
                          ---------- ------ -----------  ----------  -----------    -------   -----------   -----------
Balance, December 31,
 2000...................  27,944,852 $2,794 200,335,775  (1,056,488) (18,125,961)   125,581   (52,242,097)  129,039,604
                          ========== ====== ===========  ==========  ===========    =======   ===========   ===========

          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     Years ended December 31, 1998, 1999 and 2000, and for the period from
                August 9, 1993 (inception) to December 31, 2000

                                                                    Period from
                                                                     August 9,
                                                                       1993
                                  Year ended December 31,          inception) to
                            -------------------------------------  December 31,
                               1998         1999         2000          2000
                            -----------  -----------  -----------  -------------
Net cash flows from
 operating activities:
Net loss..................  $(8,815,531) (10,681,462) (21,238,408)  (52,242,097)
 Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
 Non-cash compensation
  expense.................      145,227      982,708    3,927,511     5,187,238
 Non-cash warrant value...          --           --           --         60,000
 Depreciation and
  amortization expense....      202,346      267,622      375,871     1.090,985
 Issuance of common stock
  for technology license
  agreements..............          --           --           --          6,250
 Changes in assets and
  liabilities:
  Prepaid expenses and
   other current assets...       60,590      (68,184)  (2,312,355)   (2,503,248)
  Other assets............          --        (5,378)     (47,709)      (86,007)
  Accounts payable........      378,608     (359,496)   1,132,233     1,696,975
  Accrued expenses........      579,302      597,877    1,463,414     3,192,533
  Deferred licensing
   fees...................          --       489,035      456,140       945,175
                            -----------  -----------  -----------   -----------
   Net cash used in
    operating activities..   (7,449,458)  (8,777,278) (16,243,303)  (42,652,196)
                            -----------  -----------  -----------   -----------
Net cash flows from
 investing activities:
 Purchases of equipment
  and leasehold
  improvements............     (191,357)    (448,309)  (1,000,816)   (2,468,095)
 Purchases of short-term
  investments.............   (3,045,281)  (2,221,062) (73,806,621)  (96,341,908)
 Maturities of short-term
  investments.............    5,892,160    2,502,853   11,486,128    32,229,884
                            -----------  -----------  -----------   -----------
   Net cash provided by
    (used in) investing
    activities............    2,655,522     (166,518) (63,321,309)  (66,580,119)
                            -----------  -----------  -----------   -----------
Net cash flows from
 financing activities:
 Net proceeds from
  issuance of mandatorily
  redeemable convertible
  preferred stock and
  Series B warrants.......    9,100,000    2,525,000   47,101,909    78,501,909
 Proceeds from Series D
  mandatorily redeemable
  convertible preferred
  stock subscription......          --           --           --        600,000
 Net proceeds from
  issuance of restricted
  common stock and
  exercise of common stock
  options.................       21,790        7,993      336,750       410,914
 Proceeds from notes
  payable--related
  parties.................          --           --           --      1,000,000
 Proceeds from notes
  payable.................          --           --       957,126     1,402,111
 Payment of notes
  payable.................     (144,464)     (89,764)    (286,957)     (666,239)
 Net proceeds from IPO....          --           --    95,376,469    95,376,469
                            -----------  -----------  -----------   -----------
   Net cash provided by
    financing activities..    8,977,326    2,443,229  143,485,297   176,625,164
                            -----------  -----------  -----------   -----------
Net increase (decrease) in
 cash and cash
 equivalents..............    4,183,390   (6,500,567)  63,920,685    67,392,849
Cash and cash equivalents
 at beginning of year.....    5,789,341    9,972,731    3,472,164           --
                            -----------  -----------  -----------   -----------
Cash and cash equivalents
 at end of year...........  $ 9,972,731    3,472,164   67,392,849    67,392,849
                            ===========  ===========  ===========   ===========
Supplemental disclosure of
 cash flow information:
 Cash paid for interest...  $    28,028       21,142       54,620       152,536
                            ===========  ===========  ===========   ===========
Supplemental disclosure of
 noncash financing
 activities:
 Deferred compensation
  from issuance of common
  stock, restricted common
  stock and common stock
  options.................  $   217,121    2,806,195   19,936,828    23,313,199
 Issuance of common stock
  for technology license
  agreements or for
  services................          --        13,339          --         19,589
 Conversion of Series A
  through H preferred
  stock for common stock            --           --    80,383,703    80,383,703
 Conversion of stock
  subscription to Series D
  mandatorily redeemable
  preferred stock.........      600,000          --           --        600,000
 Conversion of bridge
  financing, including
  accrued interest, to
  Series B mandatorily
  redeemable preferred
  stock...................          --           --           --      1,019,787
                            ===========  ===========  ===========   ===========

          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BUSINESS ACTIVITIES

  Adolor Corporation (together with its subsidiaries, "Adolor" or the "Company") is a development-stage pharmaceutical company engaged in the development of peripheral and central analgesics based on opiate receptors and opiate-like receptors. The Company commenced operations on November 7, 1994. The Company is currently devoting substantially all of its efforts toward conducting pharmaceutical discovery and development, licensing technology, obtaining regulatory approval for products under development, negotiating strategic corporate relationships, recruiting personnel and raising capital.

  The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to December 31, 2000.

  The Company has licensed its core technology from certain universities and research institutions in exchange for present and future cash payments and, in certain instances, common stock. The cost of obtaining such technology has been charged as incurred, to research and development expense in the accompanying consolidated statements of operations because the core technology which was licensed had not reached technological feasibility and had no alternative future uses.

  The Company has not generated any product sales revenues and has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and clinical and pre-clinical testing and commercialization of the Company's proprietary technology will require significant additional financing. The Company's deficit accumulated during the development stage through December 31, 2000, aggregated approximately $52.2 million, and the Company's management expects to incur substantial and increasing losses in future periods. Further, the Company's future operations are dependent on the success of the Company's research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of the Company's proposed future products.

  The Company plans to finance its future operations with a combination of license payments, equity offerings, payments from strategic research and development and marketing arrangements, and revenues from future product sales, if any. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its planned products. The Company believes that its current financial resources and sources of liquidity are adequate to fund operations for at least the next year based on a level of research and development and administrative activities necessary to achieve its short-term objectives.

2. BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. All cash and cash equivalents are held in United States financial institutions or obligations of the United States Treasury. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


 Marketable Securities

  The Company's entire portfolio of marketable securities is currently classified as available for sale and is stated at fair value as determined by quoted market values. All marketable securities, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity and comprehensive loss. For purposes of determining gross realized gains and losses, the cost of marketable securities sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 2000.

Concentration of Credit Risk

  The Company invests its excess cash and short-term investments in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of instruments issued by the U.S. Government and Institutions with strong investment grade credit ratings and places restrictions on their terms and concentrations by type and issuer.

Equipment and Leasehold Improvements

  Equipment, consisting of computer, office and laboratory equipment, furniture and fixtures and leasehold improvements, are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets or lease term, whichever is shorter, generally three to seven years. Expenditures for repairs and maintenance are expensed as incurred.

Revenue Recognition

  Contract revenues are earned and recognized according to the provisions of each agreement. Non-refundable contract milestone payments are recognized as revenues upon the completion of the milestone event or requirement and when the Company's significant performance obligations have been satisfactorily completed. Payments, if any, received in advance of performance under a contract are deferred and recognized as revenue when earned. Up-front licensing fees are deferred and amortized over the estimated performance period. Grant revenue is recognized over the period the related research is performed.

Research and Development

  Research and product development costs are expensed as incurred. Costs incurred under research agreements with third parties are expensed as incurred and in accordance with the specific contractual performance terms of such research agreements.

Accounting for Income Taxes

  Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Use of Estimates

  The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

  The Company accounts for share option issuances to employees and members of the Board of Directors in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, deferred compensation is recorded to the extent that the current estimated fair value of the underlying stock exceeds the exercise price of the options on the date of grant. Such deferred compensation is amortized on a straight-line basis over the respective vesting periods of such option grants. The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" which allows entities to continue to apply the provisions of APB No. 25 for financial reporting purposes and provide pro forma net loss and net loss per share footnote disclosures for employee stock option grants. Transactions with nonemployees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair-value basis in accordance with SFAS No. 123 and EITF Issue No. 96-18.

Segment Information

  The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Net Loss per Share

  Net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss allocable to common stockholders is calculated as the net loss plus preferred dividends accrued for the respective period, whether or not declared plus the beneficial conversion feature on mandatorily redeemable convertible preferred stock. The numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal.

3. SHORT-TERM INVESTMENTS

  Short-term Investments--consist of fixed income securities with original maturities of greater than three months including U.S. Treasury obligations and corporate securities and high-grade commercial paper. At December 31, 1999 and 2000, all of the short-term investments were deemed as "available for sale" investments.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


  The following summarizes the "available for sale" investments at December 31, 1999 and 2000:

                                              Gross      Gross
                                            unrealized unrealized
                                   Cost       gains      losses   Fair value
                                ----------- ---------- ---------- -----------
   Obligations of U.S.
    Government................. $ 1,791,531       --        --    $ 1,791,531
                                -----------  --------   -------   -----------
     December 31, 1999......... $ 1,791,531       --        --    $ 1,791 531
                                ===========  ========   =======   ===========
   Commercial paper............ $12,412,679    12,346       --    $12,425,025
   Corporate Bonds.............  51,699,345   151,103    37,868    51,812,580
                                -----------  --------   -------   -----------
     December 31, 2000......... $64,112,024  $163,449   $37,868   $64,237,605
                                ===========  ========   =======   ===========

  Investments at December 31, 1999 had no unrealized gains or losses as fair value approximated cost. At December 31, 2000, maturities of investments were as follows:

   Less than 1 year....................  43,488,369   52,234  36,121  43,504,482
   Due in 1-2 years....................  20,623,655  111,215   1,747  20,733,123
                                        ----------- -------- ------- -----------
     December 31, 2000................. $64,112,024 $163,449 $37,868 $64,237,605
                                        =========== ======== ======= ===========

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Equipment and leasehold improvements consist of the following:

                                                                December 31,
                                                            --------------------
                                                               1999      2000
                                                            ---------- ---------
   Laboratory, computer and office equipment............... $1,244,665 2,114,749
   Furniture, fixtures and leasehold improvements..........    222,614   353,346
                                                            ---------- ---------
                                                             1,467,279 2,468,095
   Less accumulated depreciation and amortization..........    701,775 1,077,645
                                                            ---------- ---------
                                                            $  765,504 1,390,450
                                                            ========== =========

5. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                December 31,
                                                            --------------------
                                                               1999      2000
                                                            ---------- ---------
   Consulting and contracted research...................... $1,403,566 2,335,517
   Professional fees.......................................    270,727   319,493
   Payroll and related costs...............................     31,475   537,523
   Other...................................................     23,351       --
                                                            ---------- ---------
                                                            $1,729,119 3,192,533
                                                            ========== =========

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


6. NOTES PAYABLE

  In October 1996, the Company executed a secured equipment loan agreement to finance the purchase of computers, software, laboratory and office equipment, and furniture. At December 31, 1999, the Company had loan draws totaling $65,703 outstanding under this agreement. The loans are secured by the equipment financed at interest rates ranging from 13.55% to 19.13%.

  In March 2000 and December 2000, the Company entered into loan agreements to finance the Company's insurance policies. The balance on these loans as of December 31, 2000, is $5,488 and $730,384, respectively, are due in January 2001 and May 2002, and bear interest at 6.7%.

7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

  The Company issued 6,000,000 shares of its Series A mandatorily redeemable convertible preferred stock (Series A) in November 1994 at a price of $0.25 per share. Total proceeds to the Company were $1,500,000.

  In October 1995, the Company issued convertible promissory notes in the principal amount of $1,000,000 to the Series A stockholders (Bridge Note). These notes accrued interest at 5.75% per annum. Principal plus accrued interest on the Bridge Note totaling $1,019,787 were converted into 2,428,063 shares of Series B at a price of $0.42 per share in March 1996.

  In conjunction with the Bridge Note, the Company issued warrants to purchase 238,096 shares of Series B at the fair value of the Series B at the date of issuance ($0.42 per share). These warrants are exercisable until the earlier of the closing of an initial public offering or October 2000. The fair value of such warrants at their issuance date aggregated $60,000, which amount was charged to interest expense in 1995. During the year ended December 31, 2000, 178,572 of these warrants were exercised for proceeds of $75,000. The balance were exercised through a cashless exercise.

  In March 1996, the Company issued 20,440,986 shares of its Series B at a price of $0.42 per share. Series B purchasers included the holders of the Series A, certain officers of the Company and other investors.

  In May 1997, the Company sold 13,814,286 shares of its Series C mandatorily redeemable preferred stock (Series C) at a price of $0.70 per share. The total proceeds received by the Company was $9,670,000.

  In November 1997, the Company entered into a certain license agreement (see note 9) and a stock purchase agreement with Kwang Dong Pharmaceutical Co. (Kwang Dong). Pursuant to the stock purchase agreement, the Company agreed to issue to Kwang Dong 960,000 shares of the Company's Series D mandatorily redeemable convertible preferred stock (Series D) for $1,200,000. As of December 31, 1997, the Company had received $600,000. In February 1998, the Company received the additional $600,000 from Kwang Dong and issued the 960,000 shares of Series D.

  In December 1998, the Company sold 11,333,334 shares of its Series E mandatorily redeemable convertible preferred stock (Series E) at a price of $0.75 per share. The total proceeds received by the Company was $8,500,000. An additional 33,333 shares of Series E was sold in January 1999 for $25,000.

  In July 1999, the Company entered into a license agreement (see note 9) and a stock purchase agreement with an affiliate of GlaxoSmithKline (SB). Pursuant to the stock purchase agreement, the Company sold 2,500,000 shares of its Series F at a price of $1.00 per share to SB. The total proceeds received by the Company was $2,500,000. In connection with Series F, the Company granted a warrant to purchase 125,000 shares of

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

Series F at $1.00 per share at any time prior to the earlier of the closing of an initial public offering or August 2004. SB will purchase an additional $500,000 of either common stock subsequent to an initial public offering of the Company's common stock or preferred stock prior to an initial public offering of the Company's common stock, upon the successful completion of the second pivotal clinical trial for the first prescription or over-the-counter product candidate under the license agreement that the Company has entered into with SB. If the purchase occurs prior to an initial public offering of the Company's common stock, the purchase price of the preferred stock will be the fair market value of the Company's preferred stock at the date of purchase as determined by the Company's Board of Directors. If the purchase occurs subsequent to an initial public offering of the Company's common stock, the purchase price of the common stock will be the fair value of the Company's common stock as listed on the principal national securities exchange on which the common stock is then listed.

  In January 2000, we issued an aggregate of 12,306,000 shares of series G mandatorily redeemable convertible preferred stock at a purchase price of $1.00 per share, for aggregate consideration of $12,306,000. Of that amount, we issued 250,000 shares to Technology Leaders II, L.P. Dr. Moller, one of our directors, is the managing director of the general partner of the general partner of Technology Leaders II, L.P. We also issued 2,500,000 shares to ARCH Venture Fund III, L.P. Mr. Nelsen, a director of ours, is the general partner of the general partner of the general partner of ARCH Venture Fund III, L.P. We also issued 273,000 shares to WPG Enterprise Fund II, L.L.C. and 227,000 shares to Weiss, Peck & Greer Venture Associates III, L.L.C. Ms. Feeney, one of our directors, was nominated to our board by Weiss, Peck & Greer Venture Partners III, the Fund Investment Advisory Member of WPG Enterprise Fund II, L.L.C. and Weiss, Peck & Greer Venture Associates III, L.L.C., and was a general partner of Weiss, Peck & Greer Venture Partners, from 1989 to 1999. On the closing of the initial public offering, the series G preferred stock automatically converted into 2,461,200 shares of common stock. The issuance of these securities resulted in a $12,306,000 beneficial conversion feature which increased net loss per share allocable to common stockholders in the first quarter of 2000. The beneficial conversion feature cannot exceed the proceeds from the sale of the securities.

  In July 2000, we issued an aggregate of 23,921,425 shares of series H mandatorily redeemable convertible preferred stock at a purchase price of $1.53 per share, for aggregate consideration of $36,600,000. Of that amount, we issued 163,399 shares to ARCH Venture Fund III, L.P. Mr. Nelsen, a director of ours, is the general partner of the general partner of the general partner of ARCH Venture Fund III, L.P. We also issued 36,425 shares to Technology Leaders II, L.P. and 28,934 shares to Technology Leaders II Offshore C.V. Dr. Moller, one of our directors, is the managing director of the general partner of the general partner of both of these entities. We also issued 65,359 shares to S.R. One Limited, an affiliate of GlaxoSmithKline. On the closing date of our initial public offering, the Series H preferred stock automatically converted into an aggregate of 4,784,285 shares of common stock. The Company incurred approximately $1.8 million of offering cost which were accreted through the date of the conversion. The charge for the year ended December 31, 2000, prior to the conversion was $281,794. The issuance of these securities resulted in a $36.6 million beneficial conversion feature which increased the net loss per share allocable to common stockholders in the third quarter of 2000. The beneficial conversion feature cannot exceed the proceeds from the sale of the securities.

  The holders of the above mandatorily redeemable convertible preferred stock voted together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each share of preferred stock entitled the holder to an equal number of votes as the number of common shares into which each share of preferred stock was convertible.

  The preferred stockholders were entitled to a liquidation preference over all other types of capital stock. Each series of preferred shares were entitled to a specified amount of cumulative accrued and unpaid dividends

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

ranging from $0.02 to $0.12 per share, whether or not declared. Such cumulative dividends for the preferred shares outstanding as of the date of the initial public offering was approximately $10,264,520.

  Each share of outstanding mandatorily redeemable convertible preferred stock was converted into common stock at a conversion ratio of 5-for-1 upon the consummation of the initial public offering in November 2000. Additionally, with the closing of the initial public offering, all dividends ceased to accrue and were no longer payable.

  All of the Series A, B, C, D, E, F, G and H mandatorily redeemable convertible preferred stock were converted into shares of common stock on a five-for-one basis in connection with the Company's initial public offering.

8. COMMON STOCK AND COMMON STOCK OPTIONS

  On March 28, 2000, the Company filed a Restated Certificate of Incorporation which, changed the number of authorized shares of common stock to 96,024,821 and authorized 1,000,000 shares of undesignated preferred stock, and effected a reverse stock split of its common stock on a 1-for-4.5 basis. In July 2000, the reverse stock split and the authorization of the undesignated preferred stock was reversed.

  On September 13, 2000 the Board of Directors approved a reverse stock split of its common stock on a 1-for-5 basis, changed the number of authorized shares of common stock to 99,000,000 and authorized 1,000,000 shares of undesignated preferred stock which actions became effective on March 22, 2001. All common share, options, and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

  In November 1994 (commencement of operations), the Company issued 100,000 shares of common stock to an investor at a price of $.001 per share. The difference between the fair value of such stock and the price paid at the issuance date aggregated $12,400, which amount was charged to operations in 1994.

  In November 1994, the Company issued 453,280 shares of restricted common stock to an executive officer of the Company at a price of $.003 per share and 92,131 shares of restricted common stock to a scientific consultant at a price of $.003 per share. These shares vested ratably over 48 months. The difference between the fair value of such stock and the per share price paid at the issuance date aggregated $66,767 which amount was recorded as deferred compensation and was amortized to operations over the vesting period. Compensation expense related to these shares aggregated $16,692 in 1997, $13,910 in 1998 and none in 1999 or 2000. In addition, in May 1996, the Company issued 20,000 shares of restricted common stock to a director for cash at a price of $0.21 per share (the fair value at date of grant as determined by the Board of Directors). These shares vest ratably over 48 months, and are subject to the Company's right of repurchase of unvested shares in certain circumstances.

  We sold 6,000,000 shares of our common stock on November 14, 2000. Upon the exercise of the underwriter's over-allotment option, we sold an additional 900,000 shares of common stock. The effective date of the registration statement on Form S-1 for the 6,900,000 shares of common stock sold in our initial public offering was November 13, 2000 and the file number is 333-96333.

  The price to the public of the 6,900,000 shares of common stock sold in our initial public offering was $15.00 per share and the gross proceeds were $103,500,000. The total underwriting discounts and commissions were $7,245,000. The net proceeds were $95,376,000. The total costs and expenses incurred in the offering, exclusive of the underwriting discount, were approximately $879,000.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

 Shareholder Rights Plan

  The Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") in February 2001. Under the Plan, preferred stock purchase rights were distributed as a dividend at the rate of one Right for each share of Common Stock outstanding as of the close of business on February 20, 2001. Each Right entitles the holder to purchase one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock of Adolor at an exercise price of $155.00 per Right. In general, the Rights will be exercisable if a person or group becomes the beneficial owner of 15% or more of the outstanding Common Stock of Adolor or announces a tender offer for 15% or more of the Common Stock of Adolor. The Board of Directors will in general be entitled to redeem the Rights for $.0001 per Right at any time prior to the occurrence of the stock acquisition events described above. If not redeemed, the Rights will expire on February 19, 2011.

 Stock Options

  The Company granted 606,060 common stock options in January 2000 at exercise prices of $2.25 per share for which a compensation charge amounting to approximately $7,446,000 will be recorded over the respective vesting periods of the options based on a fair value of $14.40 per share on the grant date. In addition, between March and June 2000, the Company granted 376,428 common stock options at an exercise price of $2.50 per share for which a compensation charge amounting to approximately $4,479,000 will be recorded over the respective vesting periods of the options. From July 1 to September 30, 2000, the Company granted 649,548 stock options at exercise prices ranging from $2.75 to $3.50 per share for which a total compensation charge of approximately $7.1 million based on the fair value of the common stock on the grant date of $14.40 per share will be recorded over the four-year vesting periods of the options. From October 1 to November 6, 2000, the company granted 96,600 stock options at an exercise price of $3.50 per share for which a total compensation charge of approximately $1,117,190 based on the fair value of common stock on the grant date of $14.40 per share will be recorded over the four-year vesting period of the options. On October 4, 2000, a grant of 20,000 stock options was awarded to an officer of the company at an exercise price of $3.50 per share for which a total compensation charge of $218,000 based on a fair value of common stock on grant date of $14.40 per share will be recorded over a six-month vesting period of the options. Future compensation expense relating to such option grants will be approximately $5.5 million for each of the years ending December 31, 2001 through 2003, and $1.7 million for the year ending December 31, 2004.

  During March 2000, certain officers and employees exercised options to purchase 472,067 shares of common stock. The exercised options are scheduled to vest monthly over four years, during which time the Company has the right to repurchase any unvested shares. In connection with such exercises, the employees delivered promissory notes to the Company in the aggregate amount of approximately $1,062,200 as consideration for the exercise price. As of December 31, 2000, two employees have been terminated, which reduced the notes receivable to $1,056,488. The promissory notes are full recourse and are secured by shares of the Company's common stock. The promissory notes accrue interest at an annual rate of 6.80% and are payable in March 2007. As the makers of the promissory notes sell the shares of the Company's common stock that secure the notes, the makers are required to repay the principal amounts due under the notes secured by the sold shares. As of December 31, 2000, 376,425 shares were subject to buyback at the purchase price paid by the employee.

  The Company's 1994 Amended and Restated Equity Compensation Plan, as amended, (the 1994 Plan) allows the granting of incentive and nonqualified stock options to employees, directors, consultants and contractors to purchase an aggregate of 3,950,000 shares of the Company's common stock. The options are exercisable generally for a period of six to seven years from the date of grant and vest over terms ranging from immediately to four years.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


  A summary of activity under the 1994 Plan from January 1, 1998 to December 31, 2000, is as follows:

                                                                      Exercise
                                                          Number of     price
                                                           options    per share
                                                          ----------  ---------
   Balance, January 1, 1998..............................    683,745  $.126-.50
     Granted.............................................    209,636    .35-.35
     Exercised...........................................    (99,913)  .126-.35
     Cancelled...........................................    (65,014)  .126-.35
                                                          ----------
   Balance, December 31, 1998............................    728,454   .126-.50
     Granted.............................................    499,744  .376-1.50
     Exercised...........................................    (25,224) .126-.376
     Cancelled...........................................    (50,262)  .21-.376
                                                          ----------
   Balance, December 31, 1999............................  1,152,712  .126-1.50
     Granted.............................................  1,748,635  2.25-3.50
     Exercised........................................... (1,171,419)  .13-3.50
     Cancelled...........................................    (46,745)  .21-2.25
                                                          ----------
   Balance, December 31, 2000............................  1,683,183
                                                          ==========

  AT DECEMBER 31, 2000, THE PLAN HAD THE FOLLOWING OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE, AS FOLLOWS:

                                         Options Outstanding             Options Exercisable
                              ----------------------------------------- ----------------------
                                                            Weighted               Weighted
                                        Weighted average    average     Number     average
                               Number      remaining     exercise price   of    exercise price
   Range of exercise prices   of shares contractual life  (per share)   shares   (per share)
   ------------------------   --------- ---------------- -------------- ------- --------------
   $0.125-0.35.............     227,337       2.8            $ .24      152,883     $ .19
   $0.375-0.375............     269,745       5.1              .38       84,373       .38
   $0.50 -0.65.............      14,352       4.9              .60       11,226       .64
   $0.75 -1.50.............      24,986       6.0             1.33       12,462      1.33
   $2.25 -2.25.............      62,707       6.0             2.25       35,273      2.25
   $2.50 -2.50.............     335,305       6.4             2.50       58,972      2.50
   $2.75 -2.75.............      77,743       6.5             2.75        7,329      2.75
   $3.50 -3.50.............     671,008       6.7             3.50       87,795      3.50
                              ---------                                 -------
                              1,683,183                      $2.22      450,313     $1.42
                              =========                                 =======

  The Company applies APB No. 25 in accounting for its stock option plan. During the years ended December 31, 1998, 1999 and 2000, certain employees of the Company were granted options to acquire 201,236, 450,576 and 1,657,035 shares of the Company's common stock, respectively. The weighted average fair values of common stock for the years ended December 31, 1998, 1999 and 2000, were $1.70 per share, $7.22 per share, and $14.40 per share, respectively. The differences between the fair value, as determined by the Board of Directors, prior to the Company's initial public offering and the respective exercise prices at the grant dates has been recorded as deferred compensation ($205,651, $1,831,402 and $18,702,976 for 1998, 1999 and 2000, respectively)
which is being amortized on a straight-line basis to expense over the vesting period of the options.

  Had the Company determined compensation cost for options granted during the years ended December 31, 1998, 1999 and 2000 based on the minimum value method prior to the initial public offering, at the grant date

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                              Years Ended December 31,
                                         -------------------------------------
                                            1998         1999         2000
                                         -----------  -----------  -----------
   Net loss allocable to common
    stockholders:
     As reported.......................  (10,519,553) (13,111,346) (74,246,983)
     Pro forma under SFAS No. 123......  (10,527,468) (13,350,599) (74,536,116)
   Basic and diluted net loss per share
    allocable to common stockholders:
     As reported.......................  $    (10.59) $    (12.55) $    (13.99)
     Pro forma under SFAS No. 123......  $    (10.60) $    (12.78) $    (14.04)

  Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation expense is recorded under SFAS 123 over the respective vesting period of such options, and options granted by the Company prior to January 1, 1995 are not reflected in the pro forma net loss figures above.

  In April 1995 and December 1995, the Company issued 17,500 shares and 32,500 shares of common stock to a research institution and a researcher, respectively, as compensation for certain technology license agreements. Research and development expense of $6,250 was recognized in 1995 related to the issuance of these shares. In 1998 and 1999 and December 31, 2000 the Company issued 8,400, 46,168 and 91,600 stock options, respectively, to non-employees. Such options vest over future service periods. The Company recorded deferred compensation of $11,470, $974,793 and $1,233,852 in 1998, 1999 and
2000, respectively, based on the fair value as determined using a Black-Scholes pricing model. Such deferred compensation is being amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the vesting period. The amount of amortization for the 1998, 1999 and 2000 grants is subject to change each reporting period based upon changes in the fair value of the Company's common stock, estimated volatility and the risk free interest rate until the non-employee completes his or her performance under the option agreement.

  All options were granted with exercise prices less than the fair value of the Company's common stock. The per share weighted-average minimum value of the stock options granted to employees during 1998, 1999, and 2000 was $1.44, $4.34 and $5.02 per share, respectively, on the date of grant. The per share weighted-average fair value of stock options granted to non-employees during 1998, 1999, and 2000 was $1.37, $12.90 and $13.47 per share, respectively, on the date of grant. Such values were determined using the minimum value method for employees and a Black Scholes option-pricing model for non-employees with the following weighted average assumptions: expected dividend yield 0%; risk free interest rate of 4.465% for 1998, and 5.49% for 1999 and 6.5% for 2000; volatility of 0% for employees and 60% for non-employees; an expected option life of 4 years for employees and 10 years for non-employees. There were no stock option grants in 2000 after the Company's initial public offering.

9. LICENSE AND RESEARCH AGREEMENTS

  On June 22, 1995, the Company and the University of California at San Diego
(UCSD) entered into an exclusive, worldwide license for certain technology rights covered under UCSD patents. The Company paid a $10,000 license fee, and committed to a $10,000 annual license maintenance fee. The Company also agreed to bear UCSD's prosecution costs for patents covering the licensed technology. Payments of $50,000 and $150,000

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

are payable upon commencement of Phase III clinical trials and NDA filing, respectively, and the agreement provides for royalties at various rates on sales proceeds of products resulting from the licensed technology, if any.

  In November 1997, the Company entered into a license agreement with Kwang Dong which granted them the rights in South Korea and North Korea to develop and market one of the Company's compounds for certain indications. Under the terms of the agreement, the Company will receive payments upon the achievement of defined clinical and regulatory milestones of up to an aggregate of $720,000, and royalties on any future sales proceeds in South Korea and North Korea, if any, resulting from the licensed technology. The Company will supply formulated bulk drug, including certain free amounts during the first year of sales, and Kwang Dong will be responsible for clinical development and regulatory approvals in South Korea and North Korea. The Company devoted significant internal efforts and expenditures to the development of a formulation for this indication. To date, the Company has not transferred sufficient technology under the license agreement to allow commercialization of ADL 2-1294 in South Korea and North Korea. As a result the Company does not anticipate material revenues under the license agreement in the foreseeable future. Kwang Dong also made an equity investment in the Company (see note 7).

  On June 10, 1998, the Company entered into an exclusive, world-wide license agreement with Roberts Laboratories Inc., (Roberts) which recently merged with Shire Pharmaceutical, plc, for technology relating to compound ADL 8-2698. Upon signing the agreement the Company made a $300,000 nonrefundable payment to Roberts which was recorded as research and development expense because the licensed technology had not reached technological feasibility and had no alternative future uses. The Company will also be required to make payments totaling up to $2,200,000 upon the occurrence of future events. In addition, royalties are payable from the sale proceeds of products resulting from the licensed technology, if any. In 1999, the Company paid $300,000 to Roberts to exercise certain licensing rights as defined in the agreement, which was recorded as research and development expense.

  On July 26, 1999, the Company entered into a license agreement with SB granting SB an exclusive license to certain of the Company's compounds for certain indications in most of the world. SB may develop, at their own cost, manufacture, market and sell any resulting products. Under the terms of the agreement, the Company will receive milestone payments upon the achievement of defined clinical and regulatory milestones, and royalties on any future sales proceeds, if any, resulting from the licensed technology. The Company must maintain the underlying patents and provide certain other information to SB. Upon signing the agreement, the Company received a licensing fee of $500,000. This licensing fee has been deferred and is being recognized over the remaining life of the patents which is nineteen years. SB also made an equity investment in the Company (see note 7). The proceeds received from the licensing fee and the equity instrument have been allocated to their related financial statement components based upon the amounts specified in the separate agreements which represent management's estimate of the fair value of such components.

  On April 25, 2000, the Company entered into a license agreement with Santen Pharmaceutical Co., Ltd. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South Korea and North Korea. Santen will pay Adolor royalties on annual net sales of the products. Santen will pay Adolor $1,000,000 when gross sales in major markets achieve $75,000,000 and an additional payment of $1,500,000 when aggregate sales achieved is $150,000,000. A $500,000 payment has been paid to Adolor upon execution of the agreement.

  The Company has entered into various licensing, research and other agreements. Under these agreements, the Company is working in collaboration with various other parties. Should any discoveries be made under such

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

arrangements, the Company would be required to negotiate the licensing of the technology for the development of respective discoveries, and possible royalties on future product sales, if any. Under these agreements, the Company would be obligated to make payments aggregating up to approximately $3,600,000 upon the achievement of certain milestones and to make future royalty payments on sales proceeds of products, if any, a portion of which could be offset by previously made milestone payments.

  The Company intends to expense to research and development expense milestone payments that are required to be made upon the occurrence of future events prior to NDA approval. The Company intends to capitalize payments that are required to be made upon the occurrence of future events commencing with NDA approval.

10. INCOME TAXES

  No federal and state taxes are payable as of December 31, 1999 and 2000. As of December 31, 2000, the Company had approximately $26,259,000 of Federal and $26,683,000 of state net operating loss carryforwards available of offset future taxable income. The Federal and state net operating loss carryforwards will expire as follows:

                                                             State     Federal
                                                          ----------- ----------
   2005.................................................. $   450,000 $      --
   2006..................................................   1,232,000        --
   2007..................................................   2,063,000        --
   2008..................................................   3,519,000        --
   2009..................................................   3,938,000     33,000
   2010..................................................  15,481,000    482,000
   Thereafter............................................           0 25,744,000
                                                          ----------- ----------
                                                          $26,683,000 26,259,000
                                                          =========== ==========

  In addition, the utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation. At December 31, 2000, the Company also has approximately $547,000 of Federal and $35,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

  The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards (following certain ownership changes, as defined by the Act) that could significantly limit the Company's ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and the initial public offering. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. The Company has not yet determined whether or not ownership changes, as defined by the Act, have occurred. Additionally, because U.S. tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


  Significant components of the Company's deferred tax assets and liabilities are shown below. At December 31, 2000, a valuation allowance of $26,811,000 has been recognized to fully offset the deferred tax assets as realization of such assets is not "more likely than not." SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if based on weight of the evidence it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of the Company's deferred tax assets is dependent upon generating future taxable income. After considering all of the evidence, including the Company's net losses since inception and the uncertainty of future profitability, management has determined that a valuation allowance is necessary to reduce the net deferred tax assets to zero. The change in the valuation allowance in 1999 and 2000 were increases of $3,394,401 and $14,056,000 respectively, related primarily to additional net operating losses and capitalized research and development costs incurred by the Company.

                                                          1999         2000
                                                       -----------  -----------
   Deferred tax assets:
     Net operating loss carryforwards.................   4,368,000   10,923,000
     Capitalized research and development costs.......   7,329,000   12,151,000
     Tax credit carryforwards.........................     533,000      582,000
     Accrued expenses and other.......................     586,000    3,209,000
                                                       -----------  -----------
       Total deferred tax assets......................  12,816,000   26,685,000
     Less valuation allowance......................... (12,755,000) (26,811,000)
                                                       -----------  -----------
       Net deferred tax assets........................      61,000       54,000
   Deferred tax liability.............................     (61,000)     (54,000)
                                                       -----------  -----------
       Net deferred tax...............................         --           --
                                                       ===========  ===========

11. COMMITMENTS

  Future minimum lease payments under non-cancelable operating leases for office and laboratory space are as follows:

   Year ending December 31,
   ------------------------
     2001............................................................ $  688,296
     2002............................................................    450,292
     2003............................................................     67,638
     2003............................................................     53,405
                                                                      ----------
                                                                      $1,259,631
                                                                      ==========

  Rent expense was $237,351, $258,805 and $425,791 for the years ended December 31, 1998, 1999 and 2000, respectively. In October 2000, we signed a two-year lease for additional office space with the first year's minimum rental payment of $465,000 and second year's minimum rental payment of $485,000.

  The Company has an agreement with an officer to provide for certain payments upon certain forms of termination of employment.

12. 401(k) PROFIT SHARING PLAN

  In 1995, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 15% of their salary,

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately into the participant's account. The Company is not required to make and did not make any contributions to the 401(k) Plan in 1998, 1999 and 2000.

13. QUARTERLY INFORMATION (UNAUDITED)

  This table summarizes the unaudited results of operations for each quarter of fiscal 2000 and 1999:

                                                 Quarter Ended
                                   -------------------------------------------
                                   March 31  June 30  September 30 December 31
                                   --------  -------  ------------ -----------
                                   (In thousands, except Per share amounts)
   Fiscal 2000
     Revenue......................       7       11          13          13
     Net loss.....................  (4,032)  (4,970)     (4,642)     (7,594)
     Net loss allocable to common
      stockholders................ (17,292)  (5,593)    (42,727)     (8,635)
     Basic and diluted earnings
      per share...................  (12.61)   (3.78)     (23.90)       (.55)
   Fiscal 1999
     Revenue......................       0        0           5           6
     Net loss.....................  (1,974)  (2,488)     (3,165)     (3,054)
     Net loss allocable to common
      stockholders................  (2,485)  (2,987)     (3,721)     (3,918)
     Basic and diluted earnings
      per share...................   (2.41)   (2.88)      (3.55)      (3.72)