Form 10-Q
period 2001-03-31
ADOLOR CORP
filed 2001-05-14
CIK 1076167

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       or

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 000-26929

                              ADOLOR CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


              Delaware                                 31-1429198
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                            620 Pennsylvania Drive
                           Exton, Pennsylvania 19341
             (Address of Principal Executive Offices and Zip Code)

                                 484-595-1500
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days: Yes  X    No ______
                                      ----

Number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of May 11, 2001: 27,953,646 shares.

          Adolor Corporation

              INDEX


PART I.   FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----
  Item 1.  Financial Statements:

   Consolidated Balance Sheets at December 31, 2000 and March 31, 2001                                1

   Consolidated Statements of Operations for the three months ended March 31, 2000 and 2001 and
    the period from August 9, 1993 (inception) to March 31, 2001                                      2


   Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2001 and
    the period from August 9, 1993 (inception)  to March 31, 2001                                     3

   Notes to Consolidated Financial Statements                                                         4

  Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.                                                                 6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 7

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                           8

           Signatures                                                                                 8

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events.

These forward-looking statements include statements about the following:

   . our product development efforts and the implications of their preliminary results;

   . the commercialization of our product candidates, including the development of a sales and marketing force;

   .     our intentions regarding the establishment of collaborations;

   .     anticipated operating losses and capital expenditures;

   . anticipated regulatory filing dates and clinical trial initiation dates for our product candidates;

   .     the status of regulatory approval for our product candidates; and

   .     our intention to rely on third parties for manufacturing.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to discrepancies include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration on Form S-1 declared effective on November 13, 2000 by the SEC (File No. 333-96333) and our report on Form 10-K filed on April 2, 2001.

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.      FINANCIAL STATEMENTS

                              Adolor Corporation
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                     December 31, 2000 and March 31, 2001

                                                                                 December 31,     March 31,
                                                                                     2000           2001
                                                                                 ------------    ------------
     Assets                                                                         Audited       Unaudited
                                                                                -------------   -------------
Current assets:
 Cash and cash equivalents                                                       $ 67,392,849    $ 73,133,082
 Short-term investments                                                            64,237,605      52,266,927
 Prepaid expenses and other current assets                                          2,503,248       3,613,307
                                                                                 ------------    ------------
   Total current assets                                                           134,133,702     129,013,316

Equipment and leasehold improvements, net                                           1,390,450       1,905,498
Other assets                                                                           86,007          83,294
                                                                                 ------------    ------------
   Total assets                                                                  $135,610,159    $131,002,108
                                                                                 ============    ============
    Liabilities and Stockholders' Equity
Current liabilities:
 Notes payable-current portion                                                        521,053         603,596
 Accounts payable                                                                   1,696,975         604,208
 Accrued expenses                                                                   3,192,533       4,922,178
 Deferred licensing fees                                                               52,632          52,632
                                                                                 ------------    ------------
   Total current liabilities                                                        5,463,193       6,182,614
Notes payable, less current portion                                                   214,819          85,927
Deferred licensing fees                                                               892,543         879,385
                                                                                 ------------    ------------
   Total liabilities                                                                6,570,555       7,147,926
                                                                                 ------------    ------------
Commintments and Contingencies
Stockholders' equity (deficit):
 Series A Junior Participating preferred stock $0.01 par value; 35,000 shares
  authorized, none issued and outstanding                                                   -               -
 Preferred stock,$0.01 par value; 1,000,000 shares authorized; none issued
  and outstanding                                                                           -               -
 Common stock, par value $.0001 per share; 99,000,000 shares authorized;
  27,944,852 and 27,953,646 shares issued and outstanding at
  December 31, 2000 and March 31, 2001, respectively                                    2,794           2,795
 Additional paid-in capital                                                       200,335,775     199,711,865
 Notes receivable for stock options                                                (1,056,488)     (1,121,722)
 Deferred compensation                                                            (18,125,961)    (16,031,471)
 Unrealized gains on available for sale securities                                    125,581         515,197
 Deficit accumulated during the development stage                                 (52,242,097)    (59,222,482)
                                                                                 ------------    ------------
   Total stockholders' equity                                                     129,039,604     123,854,182
                                                                                 ------------    ------------

   Total liabilities and stockholders' equity                                    $135,610,159    $131,002,108
                                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                              Adolor Corporation
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                                  (unaudited)
              Three months ended March 31, 2000 and 2001 and the
           period from August 9, 1993 (inception) to March 31, 2001

                                                                                       Period from
                                                                                     August 9, 1993
                                                           Three months ended        (inception) to
                                                                  March 31,              March 31,
                                                          2000            2001             2001
                                                      -------------    -----------   --------------
Revenues:
  Grant, license and milestone revenue                $       6,579    $   533,095     $    737,903
                                                      -------------    -----------   --------------

Operating expenses incurred during the
  development stage:
    Research and development                              3,049,159      6,540,653       46,502,695
    General and administrative                            1,140,151      3,046,570       19,280,508
                                                      -------------    -----------   --------------
      Total operating expenses                            4,189,310      9,587,223       65,783,203
                                                      -------------    -----------   --------------
      Loss from operations                               (4,182,731)    (9,054,128)     (65,045,300)
Interest income                                             153,100      2,112,352        6,103,838
Interest expense                                             (2,034)       (38,609)        (281,020)
                                                      -------------    -----------   --------------
      Net loss                                           (4,031,665)    (6,980,385)     (59,222,482)

Undeclared dividends and accretion of mandatorily
  redeemable convertible preferred stock                   (955,250)         -
Beneficial conversion feature on manditorily
  redeemable convertible preferred stock                (12,306,000)         -

Net loss allocable to common stockholders             $ (17,292,915)   $(6,980,385)
                                                      =============    ===========
Basic and diluted net loss per share allocable
 to common stockholders:                                    $(12.61)        $(0.25)
                                                      =============    ===========
Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders:                                            1,371,498     27,945,145
                                                      =============    ===========

See accompanying notes to consolidated financial statements.

                              Adolor Corporation
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows
                                  (unaudited)
              Three months ended March 31, 2000 and 2001 and the
           period from August 9, 1993 (inception) to March 31, 2001



                                                                                                            Period from
                                                                                                          August 9, 1993
                                                                                 Three months ended       (inception) to
                                                                                       March 31,             March 31,
                                                                                2000           2001             2001
                                                                           --------------  -------------  ---------------
Cash flows from operating activities:
 Net loss                                                                     $(4,031,665)  $ (6,980,385)  $ (59,222,482)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
    Non-cash compensation expense                                                 533,749      1,448,773       6,636,011
    Non-cash warrant value                                                              -              -          60,000
    Depreciation and amortization expense                                          69,809        139,511       1,230,496
    Issuance of common stock for technology license agreements                          -              -           6,250
    Changes in assets and liabilities:
     Prepaid expenses and other current assets                                     44,304     (1,110,059)     (3,613,307)
     Other assets                                                                       -          2,713         (83,294)
     Accounts payable                                                             316,827     (1,092,767)        604,208
     Deferred licensing fees                                                       (6,580)       (13,158)        932,017
     Accrued expenses and other current liabilities                               181,308      1,729,645       4,922,178
                                                                              -----------   ------------   -------------
    Net cash used in operating activities                                      (2,892,248)    (5,875,727)    (48,527,923)
                                                                              -----------   ------------   -------------

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements                                 (69,941)      (654,559)     (3,122,654)
 Purchase of short-term investments                                              (304,119)    (9,131,157)   (105,473,065)
 Maturities of short-term investments                                             592,385     21,491,451      53,721,335
                                                                              -----------   ------------   -------------
     Net cash provided (used in) by investing activities                          218,325     11,705,735     (54,874,384)
                                                                              -----------   ------------   -------------

Cash flows from financing activities:
 Net proceeds from issuance of mandatorily redeemable convertible
   preferred stock and Series B warrants                                       12,331,000              -      78,501,909
 Proceeds from Series D mandatorily redeemable convertible preferred
   stock subscription                                                                   -              -         600,000
 Net proceeds from issuance restricted common stock and exercise
   of common stock options                                                        177,087         21,808         432,722
 Proceeds from notes payable-related parties                                            -              -       1,000,000
 Payment of notes payable                                                         (17,129)      (134,380)       (800,619)
 Proceeds received on notes receivable                                                  -          4,105           4,105
 Interest receivable converted to principal on notes                                    -        (69,339)        (69,339)
 Proceeds from notes payable                                                            -         88,031       1,490,142
 Net proceeds from IPO                                                           (317,728)             -      95,376,469
                                                                              -----------   ------------   -------------
     Net cash provided by (used in) financing activities                       12,173,230        (89,775)    176,535,389

Net increase in cash and cash equivalents                                       9,499,307      5,740,233      73,133,082
Cash and cash equivalents at beginning of period                                3,472,164     67,392,849               -
                                                                              -----------   ------------   -------------
Cash and cash equivalents at end of period                                    $12,971,471   $ 73,133,082   $  73,133,082
                                                                              ===========   ============   =============
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                             2,034         38,609         191,145

Supplemental disclosure of noncash transactions:
 Unrealized gains (losses) on available for sale securities                             -        389,616         389,616
Deferred compensation from issuance of common stock, restricted
  common stock and common stock options                                         1,691,439              -      23,313,199
Issuance of common stock for technology license agreements or for
  services                                                                              -              -          19,589
Conversion of Series A through H preferred stock for common stock                       -              -      80,383,703
Conversion of stock subscription to Series D mandatorily redeemable
  preferred stock                                                                       -              -         600,000
Conversion of bridge financing, including accrued interest, to Series B
  mandatorily redeemable preferred stock                                                -              -       1,019,787
                                                                              ===========   ============   =============

See accompanying notes to consolidated financial statements.

                              Adolor Corporation
                         (A Development Stage Company)

                  Notes to Consolidated Financial Statements

                                March 31, 2001
                                  (unaudited)


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

     The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to March 31, 2001.

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

     The Company has not generated any product sales revenues and has not achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and clinical and pre-clinical testing and commercialization of the Company's proprietary technology will require significant additional financing. The Company's deficit accumulated during the development stage through March 31, 2001, aggregated approximately $59.2 million, and the Company's management expects to incur substantial and increasing losses in future periods. Further, the Company's future operations are dependent on the success of the Company's research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of the Company's proposed future products.

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


Principles of Consolidation

     The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2001 and for the period ended March 31, 2000 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2)COMPREHENSIVE LOSS

In the Company's annual consolidated financial statements, comprehensive loss is presented as a separate financial statement. For interim consolidated financial statements,the

Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes. The only comprehensive income item the Company has is unrealized gains and losses on available for sale securities.


The following reconciles net loss to comprehensive loss for the three months ended March 31, 2000 and 2001:


                                            2000         2001
                                            ----         ----

 Net loss                              $(4,031,665) $(6,980,385)

 Other comprehensive income:

   Unrealized gains on available
   for sale securities                           -      389,616
                                       -----------  -----------
 Comprehensive loss                    $(4,031,665) $(6,590,769)
                                       ===========   ==========

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We have devoted substantially all of our resources since we began our operations in November 1994 to the discovery and development of proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $59.2 million through March 31, 2001. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We have four product candidates in Phase III or Phase II clinical trials and several compounds in Phase I clinical trials and preclinical studies.

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

      We intend to expand our marketing activities in 2001 and 2002 in preparation for the establishment of a sales force for our product candidates in the Unites States. In international markets we intend to rely on collaborations with pharmaceutical companies to market and sell our product candidates rather than establish our own sales force.

Milestone Payments, Royalties and License Fees

      We paid Roberts Laboratories, Inc., which recently merged with Shire Pharmaceutical, plc, a total of $600,000 through March 31, 2001 for the exclusive worldwide license to ADL 8-2698. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestones are achieved. Roberts licensed the rights to ADL 8-2698 from Eli Lilly, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive FDA approval to sell ADL 8-2698. We will be required to pay royalties to Eli Lilly and Roberts on any sales of ADL 8-2698.

      Under an agreement with Oregon Health Sciences University, we paid Oregon Health Sciences University for a nonexclusive license for the use of patented inventions which relate to an opioid receptor. There are no other payments or royalties due in this agreement.

      Under an agreement with Arch Development Corporation, the technology transfer office of the University of Chicago, we obtained an exclusive worldwide license covering the nucleotide sequence encoding the mammalian kappa opioid receptor and related opioid receptor technologies. We reimbursed Arch Development Corporation for actual patent expenses incurred. In addition we will make a license payment, milestone payments and royalty payments on future net sales of products discovered, if any, utilizing this technology.

Results of Operations

Three Months Ended March 31, 2001 and 2000

      Grant and license revenues. Our grant and license revenues were $533,095 and $6,579 for the three months ended March 31, 2001 and 2000, respectively. Revenues recognized for the three months ended March 31, 2001 consisted of a milestone payment of $500,000 from an affiliate of GlaxoSmithKline, $6,579 which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline on signing of the agreement in July 1999, $6,579 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000 and a patent cost reimbursement from Santen Pharmaceutical Co. Ltd of $19,937. Revenue recognized for the three months ended March 31, 2000 consisted of $6,579, which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline in July 1999. The license fee revenues are being recognized over the remaining life of the patents that were licensed in those collaborations.

      Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $6.5 million for the three months ended March 31, 2001 from approximately $3.1 million for the three months ended March 31, 2000. This increase is primarily due to the costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels. In the three months ended March 31, 2001, the costs of conducting Phase I, and Phase II clinical trials, the start of Phase III clinical trials and the costs of manufacturing the clinical trial materials for ADL 8-2698 increased by approximately $1.5 million compared to the same period in 2000. Personnel costs increased by approximately $1.0 million compared to the same period in 2000. Amortization of deferred stock-based compensation expenses increased by $0.5 million in the year 2001 compared to the same period in 2000. An increase in other expenses including office rent and office expense compared to the same period in 2000 resulted from an increase in office space because of additional personnel.

     General and administrative expenses. Our general and administrative expenses increased to approximately $3.0 million for the three months ended March 31, 2001 from approximately $1.1 million in the three months ended March 31, 2000, an increase of $1.9 million. The increase is primarily due to approximately $0.4 million of higher amortization of deferred stock-based compensation expense, approximately $0.4 million of higher payroll expenses related to additional personnel, approximately $0.6 million of marketing research, and an increase of other expenses including insurance, office rent and office expense.

      Net interest income (expense). Our interest income increased from approximately $0.2 million for the three months ended March 31, 2000 to approximately $2.1 million for the same period in 2001 due to investment returns on the proceeds from our initial public offering in November 2000 and the sale of Series G and H mandatorily redeemable convertible preferred stock in January and July 2000, respectively. Our interest expense represents interest incurred on the financing of insurance premiums.

      Net loss. Our net loss for the three months ended March 31, 2000 and 2001 was approximately $4.0 million and $7.0 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II and Phase III clinical development, higher manufacturing costs for the clinical trial materials for ADL 8-2698 and increased staffing levels.

      Net loss allocable to common stockholders. Our net loss allocable to common stockholders was approximately $17.3 million for the three months ended March 31, 2000 compared to approximately $6.9 million in the same period of 2001. Although our net loss increased by approximately $3.0 million, the net loss allocable to common stockholders decreased because of the elimination of the undeclared dividends on mandatorily redeemable convertible preferred stock and beneficial conversion charges in the three months ended March 31, 2001.

      Beneficial Conversion Feature. In January 2000, we sold 12,306,000 shares of mandatorily redeemable convertible Series G preferred stock for net proceeds of approximately $12.3 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the mandatorily redeemable convertible Series G preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." Because the shares of mandatorily redeemable convertible Series G preferred stock were issued below the fair value, a beneficial conversion feature of $12.3 million was reflected in calculating the net loss allocable to common shareholders for the three months ended March 31, 2000. The beneficial conversion feature cannot exceed the proceeds from the sale of the securities.

Liquidity and capital resources

      As of March 31, 2001, we had cash, cash equivalents and short term investments of approximately $125.4 million, and our working capital was approximately $122.8 million.

      From inception through March 31, 2001, net cash used in operating activities was approximately $48.5 million. Net cash used in investing activities since inception was approximately $54.9 million and was used primarily for the acquisition of laboratory equipment, leasehold improvements, furniture and fixtures and office equipment, and for the net purchases of short-term investments.

      From inception through March 31, 2001, we have financed our operations primarily from the net proceeds generated from the issuance of mandatorily redeemable convertible preferred stock and the issuance of common stock in our initial public offering. As of March 31, 2001, we had received total net proceeds of approximately $79.1 million from the sales of mandatorily redeemable convertible preferred stock. In November 2000, we received net proceeds of approximately $95.0 million from our initial public offering.

      Our capital expenditures in the three months ended March 31, 2001 were approximately $0.7 million.

      We lease our corporate and research and development facilities under three operating leases expiring on October 15, 2002, November 30, 2002 and May 31, 2003. Current total minimum annual payments under these leases are $722,345 in 2001, $849,810 in 2002 and $153,885 in 2003.

      Research and development expenditures, including clinical trial expenditures, are expected to increase as we continue to develop new product candidates. We expect that our operating expenses and capital expenditures will increase in future periods as a result of the manufacturing scale-up and in anticipation of commercialization of our product candidates, assuming we receive the necessary regulatory approvals. The initiation of commercial activities will require the hiring of additional staff to coordinate contract-manufacturing services at multiple locations. Sales and marketing activities will require hiring and training of a sales and marketing staff in 2001, 2002 and 2003. As of March 31, 2001, we may be required to pay up to an aggregate of $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements (including our agreement with Eli Lilly). We also intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the U.S. Food and Drug Administration or other regulatory authorities.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      A substantial portion of our assets are investment grade debt instruments, such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2001 was $52.3 million and the weighted average interest rate was approximately six percent (6.9%).

PART II.  OTHER INFORMATION
---------------------------

ITEM 6.   Exhibits and Reports on Form 8-K:

     (a)   The following exhibits are filed as part of this Report on Form 10-Q:


3.1  Amended and Restated Certificate of Incorporation of Adolor.

3.2  Restated Bylaws of Adolor.

3.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Adolor.

4.1 Rights Agreement, dated as of February 20, 2001, between Adolor and StockTrans, Inc., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate. (Incorporated by reference to Exhibit 1.1 to Adolor's Registration Statement on Form 8-A, dated February 22, 2001.)


     (b) We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

           We filed a Current Report on Form 8-K on February 23, 2001 to report, pursuant to Item 5, the adoption by our Board of Directors of a stockholder rights plan



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADOLOR CORPORATION

Date: May 11, 2001                 By: /s/ John J. Farrar
                                   ------------------------------
                                       John J. Farrar
                                       President and Chief Executive Officer

                                   By: /s/ Peter J. Schied
                                   --------------------------------
                                       Peter J. Schied
                                       Vice President, Chief Financail Officer
                                       and Secretary