Form 10-Q/A
period 2001-03-31
ADOLOR CORP
filed 2001-05-17
CIK 1076167

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A



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

     (a) The following exhibits are filed as part of this Report on Form 10-Q/A:


3.1  Amended and Restated Certificate of Incorporation of Adolor.(1)

3.2 Restated Bylaws of Adolor. (Incorporated by reference to Exhibit 3.2 to the Company's Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2001).

3.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Adolor. (Incorporated by reference to
     Exhibit 3.3 to Adolor's Report on Form 10-Q, filed with the Securities and Exchange Commission on May 14, 2001).

4.1 Rights Agreement, dated as of February 20, 2001, between Adolor and StockTrans, Inc., as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificate. (Incorporated by reference to Exhibit 1.1 to Adolor's Registration Statement on Form 8-A, dated February 22, 2001.)

----------
(1) The exhibit that was filed as Exhibit 3.1 to the Company's Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001 was filed in error.


     (b) We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

           We filed a Current Report on Form 8-K on February 23, 2001 to report, pursuant to Item 5, the adoption by our Board of Directors of a stockholder rights plan.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADOLOR CORPORATION

Date: May 17, 2001                 By: /s/ John J. Farrar
                                   ------------------------------
                                       John J. Farrar
                                       President and Chief Executive Officer

                                   By: /s/ Peter J. Schied
                                   --------------------------------
                                       Peter J. Schied
                                       Vice President, Chief Financial Officer
                                       and Secretary