Form 10-Q
period 2001-06-30
ADOLOR CORP
filed 2001-08-14
CIK 1076167

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                  484-595-1500
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days: Yes X      No
                                      ----     ----

Number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of August 10, 2001: 31,096,025 shares.

          Adolor Corporation

              INDEX


PART I.   FINANCIAL INFORMATION



                                                                                                   Page
                                                                                                   ----
  Item 1.  Financial Statements:

   Consolidated Balance Sheets at December 31, 2000 and June 30, 2001                                1

   Consolidated Statements of Operations for the three months ended June 30,
    2000 and 2001, the six months ended June 30, 2000 and 2001 and the period
    from August 9, 1993 (inception) to June 30, 2001                                                 2


   Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 2001 and
    the period from August 9, 1993 (inception) to June 30, 2001                                      3

   Notes to Consolidated Financial Statements                                                        4

  Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.                                                                6

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               10

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                         11

           Signatures                                                                               12

This Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. We have based these forward-looking statements on our current expectations and projections about future events.

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

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to discrepancies include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission ("SEC") filings including our Registration Statement on Form S-1 declared effective on November 13, 2000 by the Securities and Exchange Commission, or Commission, (File No. 333-96333),our Registration Statement on Form S-1 declared effective on July 23, 2001 by the Commission (File No. 333-64298) and our Report on Form 10-K filed on April 2, 2001.

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.      FINANCIAL STATEMENTS

                               Adolor Corporation
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                  (Unaudited)


                                                                                 December 31,     June 30,
                                                                                     2000           2001
                                                                                 ------------    ------------
    Assets
Current assets:
 Cash and cash equivalents                                                       $ 67,392,849    $ 95,143,754
 Short-term investments                                                            64,237,605      82,359,748
 Prepaid expenses and other current assets                                          2,503,248       3,634,332
                                                                                 ------------    ------------
   Total current assets                                                           134,133,702     181,137,834

Equipment and leasehold improvements, net                                           1,390,450       2,455,695
Other assets                                                                           86,007          86,164
                                                                                 ------------    ------------
   Total assets                                                                  $135,610,159    $183,679,693
                                                                                 ============    ============
    Liabilities and Stockholders' Equity
Current liabilities:
 Notes payable-current portion                                                        521,053         531,289
 Accounts payable                                                                   1,696,975       1,594,732
 Accrued expenses                                                                   3,192,533       5,097,953
 Deferred licensing fees                                                               52,632          52,632
                                                                                 ------------    ------------
   Total current liabilities                                                        5,463,193       7,276,606
Notes payable, less current portion                                                   214,819            -
Deferred licensing fees                                                               892,543         866,227
                                                                                 ------------    ------------
   Total liabilities                                                                6,570,555       8,142,833
                                                                                 ------------    ------------
Commitments and Contingencies
Stockholders' equity (deficit):
 Series A Junior Participating preferred stock, par value
  $0.01 per share; 35,000 shares
  authorized, none issued and outstanding                                                   -               -
 Preferred stock, par value $0.01 per share;
  1,000,000 shares authorized; none issued and outstanding                                  -               -
 Common stock, par value $.0001 per share; 99,000,000 shares authorized;
  27,944,852 and 31,089,642 shares issued and outstanding at
  December 31, 2000 and June 30, 2001, respectively                                     2,794           3,109
 Additional paid-in capital                                                       200,335,775     259,856,949
 Notes receivable for stock options                                                (1,056,488)       (934,946)
 Deferred compensation                                                            (18,125,961)    (14,718,887)
 Unrealized gains on available for sale securities                                    125,581         486,665
 Deficit accumulated during the development stage                                 (52,242,097)    (69,156,030)
                                                                                 ------------    ------------
   Total stockholders' equity                                                     129,039,604     175,536,860
                                                                                 ------------    ------------

   Total liabilities and stockholders' equity                                    $135,610,159    $183,679,693
                                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                              Adolor Corporation
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                                  (unaudited)
          Three months ended June 30, 2000 and 2001, six months ended
           June 30, 2000 and 2001 and the period from August 9, 1993
                         (inception) to June 30, 2001


                                                                                                                        Period from
                                                                                                                      August 9, 1993
                                                              Three months ended              Six months ended        (inception) to
                                                                  June 30,                         June 30,               June 30,
                                                            2000            2001             2000           2001           2001
                                                        -------------   -------------    ------------  ------------   --------------
Revenues:
  Grant, license and milestone revenue                   $  10,965    $     29,121      $     17,544  $     562,216   $    767,024
                                                        -----------   -------------     -------------  -------------   ------------

Operating expenses incurred during the
  development stage:
    Research and development                             2,905,213       8,676,902         5,954,372     15,217,555     55,179,597
    General and administrative                           2,254,197       3,142,521         3,394,348      6,158,104     22,392,042
                                                      -------------   -------------     -------------  ------------- --------------
      Total operating expenses                           5,159,410      11,819,423         9,348,720     21,375,659     77,571,639
                                                      -------------   -------------     -------------  ------------- --------------
      Loss from operations                              (5,148,445)    (11,790,302)       (9,331,176)   (20,813,443)   (76,804,615)
Interest income                                            180,379       1,867,273           333,479      3,979,624      7,971,110
Interest expense                                            (2,393)        (41,505)           (4,427)       (80,114)      (322,525)
                                                      -------------   -------------     -------------  ------------- --------------
      Net loss                                          (4,970,459)     (9,964,534)       (9,002,124)   (16,913,933)   (69,156,030)

Undeclared dividends and accretion of mandatorily
  redeemable convertible preferred stock                  (622,257)           -           (1,577,507)          -
Beneficial conversion feature on mandatorily
  redeemable convertible preferred stock                      -               -          (12,306,000)          -

Net loss allocable to common stockholders             $ (5,592,716)   $ (9,964,534)     $(22,885,631) $ (16,913,933)
                                                      =============   =============    ==============  =============
Basic and diluted net loss per share allocable
 to common stockholders:                                    $(2.76)         $(0.34)          $(15.47)        $(0.59)
                                                      =============   =============    ==============  =============
Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders:                                           2,029,298      29,028,206         1,478,584     28,489,667
                                                      =============   =============    ==============  =============


See accompanying notes to consolidated financial statements.

                               Adolor Corporation
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (unaudited)
                       Six months ended June 30, 2000 and
                     2001 and the period from August 9, 1993
                          (inception) to June 30, 2001





                                                                                                            Period from
                                                                                                          August 9, 1993
                                                                                 Six months ended         (inception) to
                                                                                       June 30,                June 30,
                                                                                2000             2001           2001
                                                                            --------------   ------------   -------------

Cash flows from operating activities:
 Net loss                                                                     $(9,002,124)  $(16,913,933)  $ (69,156,030)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
    Non-cash compensation expense                                               1,290,423      2,934,099       8,121,337
    Non-cash warrant value                                                            -              -            60,000
    Depreciation and amortization expense                                         142,903        314,187       1,405,172
    Issuance of common stock for technology license agreements                        -              -             6,250
    Changes in assets and liabilities:
     Prepaid expenses and other current assets                                   (109,387)    (1,131,084)     (3,634,332)
     Other assets                                                                     -             (157)        (86,164)
     Accounts payable                                                             (10,899)      (102,243)      1,594,732
     Deferred licensing fees                                                      482,455        (26,316)        918,859
     Accrued expenses and other current liabilities                               549,058      1,905,420       5,097,953
                                                                            --------------   ------------   -------------
    Net cash used in operating activities                                      (6,657,571)   (13,020,027)    (55,672,223)
                                                                            --------------   ------------   -------------

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements                                (129,279)    (1,379,432)     (3,847,527)
 Purchase of short-term investments                                              (304,119)   (49,389,704)   (145,731,612)
 Maturities of short-term investments                                           1,491,590     31,628,645      63,858,529
                                                                            --------------   ------------   -------------
     Net cash provided (used in) by investing activities                        1,058,192    (19,140,491)    (85,720,610)
                                                                            --------------   ------------   -------------

Cash flows from financing activities:
 Net proceeds from issuance of mandatorily redeemable convertible
   preferred stock and Series B warrants                                       12,381,000            -        78,501,909
 Proceeds from Series D mandatorily redeemable convertible preferred
   stock subscription                                                                 -              -           600,000
 Net proceeds from issuance of restricted common stock and exercise
   of common stock options                                                        168,256        161,814         572,728
 Proceeds from notes payable-related parties                                          -              -         1,000,000
 Payment of notes payable                                                         (59,378)      (292,616)       (958,855)
 Proceeds received on notes receivable                                                -          190,881         190,881
 Interest receivable converted to principal on notes                                  -          (69,339)        (69,339)
 Proceeds from notes payable                                                       97,851         88,033       1,490,144
 Net proceeds from initial public offering                                            -              -        95,376,469
 Net proceeds from issuance of newly registered shares of common stock                        59,832,650      59,832,650
                                                                            -------------   ------------   -------------
     Net cash provided by (used in) financing activities                       12,587,729     59,911,423     236,536,587

Net increase in cash and cash equivalents                                       6,988,350     27,750,905      95,143,754
Cash and cash equivalents at beginning of period                                3,472,164     67,392,849             -
                                                                            -------------   ------------   -------------
Cash and cash equivalents at end of period                                  $  10,460,514   $ 95,143,754   $  95,143,754
                                                                            =============   ============   =============
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                             4,427         48,909         201,445

Supplemental disclosure of noncash transactions:
 Unrealized gains (losses) on available for sale securities                           -          361,084         486,665
Deferred compensation from issuance of common stock, restricted
  common stock and common stock options                                        11,925,576        150,000      23,463,199
Issuance of common stock for technology license agreements or for
  services                                                                            -              -            19,589
Conversion of Series A through H mandatorily redeemable convertible
  preferred stock for common stock                                                    -              -        80,383,703
Conversion of stock subscription for Series D mandatorily redeemable
  convertible preferred stock                                                         -              -           600,000
Conversion of bridge financing, including accrued interest, to Series B
  mandatorily redeemable convertible preferred stock                                  -              -         1,019,787
                                                                            =============   ============   =============


See accompanying notes to consolidated financial statements.

                               Adolor Corporation
                          (A Development Stage Company)

                  Notes to Consolidated Financial Statements

                                  June 30, 2001
                                   (unaudited)


1. ORGANIZATION AND BUSINESS ACTIVITIES

     Adolor Corporation (together with its subsidiary, "Adolor" or the "Company") is a development-stage pharmaceutical company engaged in the development of peripheral and central analgesics based on opiate receptors and opiate-like receptors. The Company commenced operations on November 7, 1994. The Company is currently devoting substantially all of its efforts toward conducting pharmaceutical discovery and development, licensing technology, obtaining regulatory approval for products under development, negotiating strategic corporate relationships, recruiting personnel and raising capital.

     The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to June 30, 2001.

     The Company has licensed its core technologies from certain universities and research institutions in exchange for present and future cash payments and, in certain instances, common stock. The cost of obtaining such technologies has been charged as incurred to research and development expense in the accompanying consolidated statements of operations because the core technology which was licensed had not reached technological feasibility and had no alternative future uses.

     The Company has not generated any product sales revenues and has not achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and clinical and pre-clinical testing and commercialization of the Company's proprietary technology will require significant additional financing. The Company's deficit accumulated during the development stage through June 30, 2001, aggregated approximately $69.2 million, and the Company's management expects to incur substantial and increasing losses in future periods. Further, the Company's future operations are dependent on the success of the Company's research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of the Company's proposed future products.

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


Principles of Consolidation

     The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2001 and for the periods ended June 30, 2000 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

(2) COMPREHENSIVE LOSS

In the Company's annual consolidated financial statements, comprehensive loss is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes. The only comprehensive income item the Company has is unrealized gains and losses on available for sale securities.


The following reconciles net loss to comprehensive loss for the three months and six months ended June 30, 2000 and 2001:

                                     Three months ended                 Six months ended
                                          June 30,                          June 30,

                                       2000          2001            2000           2001
                                      ------        -----            ----           ----
 Net loss                          $(4,970,459)  $(9,964,534)    $(9,002,124)  $(16,913,933)

 Other comprehensive income:

   Unrealized gains (losses) not
   available for sale securities           -         (28,532)            -           361,084
                                  -------------  -----------     -----------    -------------
 Comprehensive loss                $(4,970,459)  $(9,993,066)    $(9,002,124)   $(16,552,849)
                                  =============  ============    ===========    =============

(3) EQUITY COMPENSATION PLAN

In May 2001, the stockholders of the Company approved an amendment to the Company's 1994 Equity Compensation Plan (the "Plan") to increase the number of shares of Common Stock authorized for issuance under the Plan by 600,000 shares, from 3,950,000 to 4,550,000.

(4) ISSUANCE OF NEWLY REGISTERED SHARES OF COMMON STOCK

On May 20, 2001, the Company sold 3 million shares of newly issued common stock of the Company to current institutional investors for approximately $59.8 million, net of expenses.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have devoted substantially all of our resources since we began our operations in November 1994 to the discovery and development of proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $69.2 million through June 30, 2001. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We have six product candidates in Phase III or Phase II clinical trials and several compounds in Phase I clinical trials and preclinical studies.

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

     We expect to incur additional operating losses for at least the next several years. Research, development and clinical trial costs relating to product candidates will continue to increase. Manufacturing, marketing and sales costs will increase as we prepare for the commercialization of our product candidate ADL 8-2698 which, assuming regulatory approval, we expect to occur in 2003.

     We intend to expand our marketing activities in 2001, 2002 and 2003 in preparation for the establishment of a sales force for our product candidates in the Unites States. In international markets we intend to rely on collaborations with pharmaceutical companies to market and sell our product candidates rather than establish our own sales force.

Milestone Payments, Royalties and License Fees

     We paid Roberts Laboratories, Inc., which merged with Shire Pharmaceuticals, plc, a total of $600,000 through June 30, 2001 for the exclusive worldwide license to ADL 8-2698. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestones are achieved. Roberts licensed the rights to ADL 8-2698 from Eli Lilly, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive approval from the United States Food and Drug Administration, or FDA, to sell ADL 8-2698. We will be required to pay royalties to Eli Lilly and Roberts on any sales of ADL 8-2698.

     Under an agreement with Oregon Health Sciences University, we paid Oregon Health Sciences University for a nonexclusive license for the use of patented inventions which relate to an opioid receptor. There are no other payments or royalties due under this agreement.

     Under an agreement with Arch Development Corporation, the technology transfer office of the University of Chicago, we obtained an exclusive worldwide license covering the nucleotide sequence encoding the mammalian kappa opioid receptor and related opioid receptor technologies. We reimbursed Arch Development for certain patent expenses incurred as of the date of the agreement and will reimburse Arch Development Corporation for future patent expenses. In addition we will make a license payment, milestone payments and royalty payments on future net sales of products discovered, if any, utilizing this technology.

Results of Operations

 Three months ended June 30, 2001 and 2000

     Grant and license revenues. Our grant and license revenues were $29,121 and $10,965 for the three months ended June 30, 2001 and 2000, respectively. Revenues recognized for the three months ended June 30, 2001 consisted of $6,579 which is a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing the license agreement in July 1999 and $6,579 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing a license agreement with that company in April 2000. Revenue recognized for the three months ended June 30, 2000 consisted of $6,579 which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline in July 1999 and $4,386 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000. The license fee revenues are being recognized over the remaining life of the patents that were licensed in those collaborations.

     Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $8.7 million for the three months ended June 30, 2001 from approximately $2.9 million for the three months ended June 30, 2000. This increase is primarily due to the costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels. In the three months ended June 30, 2001, the costs of conducting Phase I and Phase II clinical trials and continuing Phase III clinical trials and the costs of manufacturing the clinical trial materials for ADL 8-2698 increased by approximately $3.4 million compared to the same period in 2000. Laboratory costs increased by approximately $0.3 million compared to the same period in 2000. In addition, we paid a license fee of approximately $0.2 million in the three months ended June 30, 2001. Personnel costs increased by approximately $1.0 million compared to the same period in 2000. Amortization of deferred stock-based compensation expenses increased by $0.6 million in the three months ended June 30, 2001 compared to the same period in 2000. An increase in other expenses, including office rent and office expense, compared to the same period in 2000 resulted from an increase in office space because of additional personnel.

     General and administrative expenses. Our general and administrative expenses increased to approximately $3.1 million for the three months ended June 30, 2001 from approximately $2.3 million in the three months ended June 30, 2000, an increase of $0.8 million. The increase is primarily due to approximately $0.2 million of higher payroll expenses related to additional personnel, approximately $0.7 million of marketing research, and an increase of other expenses including insurance, office rent and office expense.

     Net interest income (expense). Our interest income increased to approximately $1.9 million for the three months ended June 30, 2001 compared to approximately $0.2 million for the same period in 2000 due to investment returns on the proceeds from our initial public offering in November 2000, the sale of Series H mandatorily redeemable convertible preferred stock in July 2000 and the issuance of common stock in a follow-on round of financing in May 2001. Our interest expense represents interest incurred on the financing of insurance premiums.

     Net loss. Our net loss for the three months ended June 30, 2001 and 2000 was approximately $10.0 million and $5.0 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II and Phase III clinical development, higher manufacturing costs for the clinical trial materials for ADL 8-2698 and increased staffing levels.

     Net loss allocable to common stockholders. Our net loss allocable to common stockholders was approximately $10.0 million for the three months ended June 30, 2001 compared to approximately $5.6 million in the same period of 2000. Although our net loss increased by approximately $5.0 million, the net loss allocable to common stockholders increased by $4.4 million because of the recording of undeclared dividends on mandatorily redeemable convertible preferred stock for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 and 2000

     Grant and license revenues. Our grant and license revenues were $562,216 and $17,544 for the six months ended June 30, 2001 and 2000, respectively. Revenues recognized for the six months ended June 30, 2001 consisted of a milestone payment of $500,000 from an affiliate of GlaxoSmithKline, $13,158 which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline on signing the license agreement in July 1999 and $13,158 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing a license agreement with that company in April 2000. Revenue recognized for the six months ended June 30, 2000 consisted of $13,158 which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline in July 1999 and $4,386 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000. The license fee revenues are being recognized over the remaining life of the patents that were licensed in those collaborations.

     Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $15.2 million for the six months ended June 30, 2001 from approximately $6.0 million for the six months ended June 30, 2000. This increase is primarily due to the costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels. In the six months ended June 30, 2001, the costs of conducting Phase I and Phase II clinical trials and continuing Phase III clinical trials and the costs of manufacturing the clinical trial materials for ADL 8-2698 increased by approximately $5.0 million compared to the same period in 2000. Laboratory costs increased by approximately $0.5 million compared to the same period in 2000. In addition, we paid a license fee of approximately $0.2 million in 2001. Personnel costs increased by approximately $2.0 million compared to the same period in 2000. Amortization of deferred stock-based compensation expenses increased by $1.1 million in the six months ended June 30, 2001 compared to the same period in 2000. An increase in other expenses, including office rent and office expense, compared to the same period in 2000 resulted from an increase in office space because of additional personnel.

     General and administrative expenses. Our general and administrative expenses increased to approximately $6.2 million for the six months ended June 30, 2001 from approximately $3.4 million in the six months ended June 30, 2000, an increase of $2.8 million. The increase is primarily due to approximately $0.5 million of higher amortization of deferred stock-based compensation expense, approximately $0.6 million of higher payroll expenses related to additional personnel, approximately $1.3 million of marketing research, and an increase of other expenses including insurance, office rent and office expense.

     Net interest income (expense). Our interest income increased to approximately $4.0 million for the six months ended June 30, 2001 from approximately $0.3 million for the same period in 2000 due to investment returns on the proceeds from our initial public offering in November 2000, the sale of Series G and H mandatorily redeemable convertible preferred stock in January and July 2000, respectively, and the issuance of common stock in a follow-on round of financing in May 2001. Our interest expense represents interest incurred on the financing of insurance premiums.

     Net loss. Our net loss for the six months ended June 30, 2001 and 2000 was approximately $16.9 million and $9.0 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II and Phase III clinical development, higher manufacturing costs for the clinical trial materials for ADL 8-2698 and increased staffing levels.

     Net loss allocable to common stockholders. Our net loss allocable to common stockholders was approximately $16.9 million for the six months ended June 30, 2001 compared to approximately $22.9 million in the same period of 2000. Although our net loss increased by approximately $7.9 million, the net loss allocable to common stockholders decreased because of the elimination of the undeclared dividends on mandatorily redeemable convertible preferred stock and beneficial conversion charges in the six months ended June 30, 2001.

     Beneficial Conversion Feature. In January 2000, we sold 12,306,000 shares of mandatorily redeemable convertible Series G preferred stock for net proceeds of approximately $12.3 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the mandatorily redeemable convertible Series G preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." Because the shares of mandatorily redeemable convertible Series G preferred stock were issued below their fair value, a beneficial conversion feature of $12.3 million was reflected in calculating the net loss allocable to common shareholders for the six months ended June 30, 2000. The beneficial conversion feature cannot exceed the proceeds from the sale of the securities.

Liquidity and capital resources

     As of June 30, 2001, we had cash, cash equivalents and short term investments of approximately $177.5 million, and our working capital was approximately $173.9 million.

     From inception through June 30, 2001, net cash used in operating activities was approximately $55.7 million. Net cash used in investing activities since inception was approximately $85.7 million and was used primarily for the acquisition of laboratory equipment, leasehold improvements, furniture and fixtures and office equipment, and the net purchases of short-term investments.

     From inception through June 30, 2001, we have financed our operations primarily from the net proceeds generated from the issuance of mandatorily redeemable convertible preferred stock, the issuance of common stock in our initial public offering and the issuance of common stock in a follow-on round of financing in May 2001. As of June 30, 2001, we had received total net proceeds of approximately $79.1 million from the sales of mandatorily redeemable convertible preferred stock. In November 2000, we received net proceeds of approximately $95.0 million from our initial public offering. In May 2001, we received net proceeds of approximately $59.8 million from a follow-on offering of shares of our common stock.

     Our capital expenditures in the six months ended June 30, 2001 were approximately $1.4 million.

     We lease our corporate and research and development facilities under three operating leases expiring on October 15, 2002, November 30, 2002 and May 31, 2003. Current total minimum annual payments under these leases are $722,345 in 2001, $849,810 in 2002 and $153,885 in 2003.

     Research and development expenditures, including clinical trial expenditures, are expected to increase as we continue to develop new product candidates. We expect that our operating expenses and capital expenditures will increase in future periods as a result of the manufacturing scale-up and in anticipation of commercialization of our product candidates, assuming we receive the necessary regulatory approvals. The initiation of commercial activities will require the hiring of additional staff to coordinate contract-manufacturing services at multiple locations. Sales and marketing activities will require hiring and training of a sales and marketing staff in 2001, 2002 and 2003. As of June 30, 2001, we may be required to pay up to an aggregate of $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements (including our agreement with Eli Lilly). We also intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have an impact on its consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of SFAS No. 142 will have an impact on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A substantial portion of our assets are investment grade debt instruments, such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2001 was approximately $82.4 million, and the weighted average interest rate was approximately five point two percent (5.2%).

Part II.  OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds

On May 30, 2001, we sold 3,000,000 shares of newly issued common stock to institutional investors at a price of $20.00 per share. We realized net proceeds of $59.8 million from this offering. We expect to use the proceeds from the sale of the 3,000,000 shares of common stock to fund our operations. We filed a Registration Statement on Form S-1 (File No. 333-64298) to register the 3,000,000 shares of common stock (as well as certain other shares of common stock), and the Securities and Exchange Commission declared the Registration Statement effective on July 23, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2001, we held our Annual Meeting of Stockholders in Wayne, Pennsylvania. The purposes of the meeting were to approve an amended and restated certificate of incorporation, to elect directors, to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2001, and to approve an amendment to our Amended and Restated 1994 Equity Compensation Plan to increase by 600,000 shares the number of shares of common stock authorized to be issued under it.

In the vote to approve an amended and restated certificate of incorporation, 18,071,204 shares were voted in favor of the amendment and restatement, 1,962,868 shares were voted against the amendment and restatement and 1,156,071 shares abstained from voting.

Our stockholders voted as follows to elect members of our Board of Directors to serve in the classes indicated below:

     Nominee            Class           In Favor       Against     Abstain
     -------            -----           --------       -------     -------
     Ellen M. Feeney   Class I         22,969,451         0         46,300
     David M. Madden   Class II        22,969,451         0         46,300
     Robert T. Nelsen  Class II        22,969,451         0         46,300
     John J. Farrar    Class III       22,446,601         0        569,150
     Paul Goddard      Class III       22,969,451         0         46,300
     Claude H. Nash    Class III       22,969,451         0         46,300

In the vote to ratify the appointment of KPMG LLP as our independent certified public accountants, 23,011,493 shares were voted in favor of ratification, 3,030 shares were voted against ratification and 1,228 shares abstained from voting.

In the vote to approve an amendment to our Amended and Restated 1994 Equity Compensation Plan, 22,190,789 shares were voted in favor of the amendment, 37,564 shares were voted against the amendment and 787,398 shares abstained from voting.

ITEM 6.   Exhibits and Reports on Form 8-K:

      (a)  The following exhibits are filed as part of this Report on Form 10-Q:


3.1   Amended and Restated Certificate of Incorporation of Adolor.


10.1  Amended and Restated 1994 Equity Compensation Plan.


      (b) We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

          We filed a Current Report on Form 8-K on June 13, 2001 to report, pursuant to Item 5, that on May 30, 2001, we entered into definitive purchase agreements to sell 3,000,000 shares of newly issued common stock to institutional investors at a price of $20.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADOLOR CORPORATION

Date: August 13, 2001              By: /s/ John J. Farrar
                                   ------------------------------
                                       John J. Farrar
                                       President and Chief Executive Officer

                                   By: /s/ Peter J. Schied
                                   --------------------------------
                                       Peter J. Schied
                                       Vice President, Chief Financial Officer
                                       and Secretary