Form 10-Q
period 2001-09-30
ADOLOR CORP
filed 2001-11-14
CIK 1076167

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 7, 2001, 31,111,869 shares of the issuer's Common Stock, par value $.0001 per share, were outstanding.

                              Adolor Corporation

                                     INDEX



                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets at December 31, 2000 and September 30, 2001                    1

         Consolidated Statements of Operations for the three months ended September 30,
         2000 and 2001, the nine months ended September 30, 2000 and 2001 and the period
         from August 9, 1993 (inception) to September 30, 2001                                      2

          Consolidated Statements of Cash Flows for the nine months ended September 30,
          2000 and 2001 and the period from August 9, 1993 (inception) to September 30, 2001        3

          Notes to Consolidated Financial Statements                                                4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                     6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                               11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                         12

          Signatures                                                                               13

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

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to discrepancies include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission filings including our Registration Statement on Form S-1 declared effective on November 13, 2000 by the Securities and Exchange Commission, or Commission, (File No. 333-96333), our Registration Statement on Form S-1 declared effective on July 23, 2001 by the Commission (File No. 333-64298) and our Report on Form 10-K filed on April 2, 2001.

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.     FINANCIAL STATEMENTS

                              Adolor Corporation
                         (A Development Stage Company)
                          Consolidated Balance Sheets
                                  (Unaudited)



                                                                            December 31,   September 30,
                                                                                2000            2001
                                                                            ------------    ------------
    Assets
Current assets:
 Cash and cash equivalents                                                  $ 67,392,849    $ 72,894,136
 Short-term investments                                                       64,237,605      94,121,127
 Prepaid expenses and other current assets                                     2,503,248       3,024,161
                                                                            ------------    ------------
   Total current assets                                                      134,133,702     170,039,424

Equipment and leasehold improvements, net                                      1,390,450       3,294,853
Other assets                                                                      86,007         197,477
                                                                            ------------    ------------
   Total assets                                                             $135,610,159    $173,531,754
                                                                            ============    ============
    Liabilities and Stockholders' Equity
Current liabilities:
 Notes payable-current portion                                                   521,053         373,054
 Accounts payable                                                              1,696,975       1,584,884
 Accrued expenses                                                              3,192,533       7,980,176
 Deferred licensing fees                                                          52,632          52,632
                                                                            ------------    ------------
   Total current liabilities                                                   5,463,193       9,990,746
Notes payable, less current portion                                              214,819               -
Deferred licensing fees                                                          892,543         853,069
                                                                            ------------    ------------
   Total liabilities                                                           6,570,555      10,843,815
                                                                            ------------    ------------
Commitments and Contingencies
Stockholders' equity:
 Series A Junior Participating preferred stock, par value
  $0.01 per share; 35,000 shares authorized; none issued and outstanding               -               -
 Preferred stock, par value $0.01 per share;
  1,000,000 shares authorized; none issued and outstanding                             -               -
 Common stock, par value $.0001 per share; 99,000,000 shares authorized;
  27,944,852 and 31,079,774 shares issued and outstanding at
  December 31, 2000 and September 30, 2001, respectively                           2,794           3,108
 Additional paid-in capital                                                  200,335,775     258,393,397
 Notes receivable for stock options                                           (1,056,488)       (872,316)
 Deferred compensation                                                       (18,125,961)    (12,686,918)
 Unrealized gains on available for sale securities                               125,581         861,314
 Deficit accumulated during the development stage                            (52,242,097)    (83,010,646)
                                                                            ------------    ------------
   Total stockholders' equity                                                129,039,604     162,687,939
                                                                            ------------    ------------

   Total liabilities and stockholders' equity                               $135,610,159    $173,531,754
                                                                            ============    ============

See accompanying notes to consolidated financial statements.

                              Adolor Corporation
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                                  (unaudited)
       Three months ended September 30, 2000 and 2001, nine months ended
        September 30, 2000 and 2001 and the period from August 9, 1993
                       (inception) to September 30, 2001



                                                                                                                 Period from
                                                                                                                August 9, 1993
                                                        Three months ended            Nine months ended         (inception) to
                                                           September 30,                September 30,            September 30,
                                                        2000           2001           2000           2001             2001
                                                     -----------   ------------   ------------   ------------     ------------
Revenues:
  Grant, license and milestone revenue               $    13,158   $     31,441   $     30,702   $    593,657     $    798,465
                                                     -----------   ------------   ------------   ------------     ------------
Operating expenses incurred during the
  development stage:
    Research and development                           3,577,204     11,427,093      9,531,576     26,644,648       66,606,690
    General and administrative                         1,740,616      4,487,824      5,134,964     10,645,928       26,879,866
                                                     -----------   ------------   ------------   ------------     ------------
      Total operating expenses                         5,317,820     15,914,917     14,666,540     37,290,576       93,486,556
                                                     -----------   ------------   ------------   ------------     ------------
      Loss from operations                            (5,304,662)   (15,883,476)   (14,635,838)   (36,696,919)     (92,688,091)
Interest income                                          664,588      2,461,760        998,067      6,441,384       10,432,870
Interest expense                                          (2,023)      (432,900)        (6,450)      (513,014)        (755,425)
                                                     -----------   ------------   ------------   ------------     ------------
      Net loss                                        (4,642,097)   (13,854,616)   (13,644,221)   (30,768,549)     (83,010,646)

Undeclared dividends and accretion of mandatorily
  redeemable convertible preferred stock              (1,484,957)             -     (3,062,464)             -
Beneficial conversion feature on mandatorily
  redeemable convertible preferred stock             (36,599,779)             -    (48,905,779)             -

Net loss allocable to common stockholders           $(42,726,833)  $(13,854,616)  $(65,612,464)  $(30,768,549)
                                                    ============   ============   ============   ============
Basic and diluted net loss per share allocable
 to common stockholders:                            $     (21.05)  $      (0.45)  $     (36.70)  $      (1.05)
                                                    ============   ============   ============   ============
Shares used in computing basic and diluted
 net loss per share allocable to common
 stockholders:                                         2,029,301     31,090,517      1,787,802     29,366,144
                                                    ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                              Adolor Corporation
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows
                                  (unaudited)
                   Nine months ended September 30, 2000 and
                    2001 and the period from August 9, 1993
                       (inception) to September 30, 2001


                                                                                                              Period from
                                                                                                             August 9, 1993
                                                                                    Nine months ended        (inception) to
                                                                                       September 30,          September 30,
                                                                                   2000           2001            2001
                                                                                ------------   ------------  --------------
Cash flows from operating activities:

 Net loss                                                                       $(13,644,221)  $(30,768,549)  $ (83,010,646)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Non-cash compensation expense                                                    2,366,253      4,400,567       9,587,805
  Non-cash warrant value                                                                   -              -          60,000
  Depreciation and amortization expense                                              216,771        554,983       1,645,968
  Issuance of common stock for technology license agreements                               -              -           6,250
  Changes in assets and liabilities:
   Prepaid expenses and other current assets                                        (903,271)      (520,913)     (3,024,161)
   Other assets                                                                      (80,500)      (111,470)       (197,477)
   Accounts payable                                                                      (36)      (112,091)      1,584,884
   Deferred licensing fees                                                           275,959        (39,474)        905,701
   Accrued expenses and other current liabilities                                    469,297      4,787,643       7,980,176
                                                                                ------------   ------------   -------------
  Net cash used in operating activities                                          (11,299,748)   (21,809,304)    (64,461,500)
                                                                                ------------   ------------   -------------

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements                                   (339,503)    (2,459,386)     (4,927,481)
 Purchase of short-term investments                                              (29,999,860)   (82,559,869)   (178,901,777)
 Maturities of short-term investments                                              1,795,709     53,412,080      85,641,964
                                                                                ------------   ------------   -------------
   Net cash provided (used in) by investing activities                           (28,543,654)   (31,607,175)    (98,187,294)
                                                                                ------------   ------------   -------------

Cash flows from financing activities:
 Net proceeds from issuance of mandatorily redeemable convertible
  preferred stock and Series B warrants                                           46,904,866              -      78,501,909
 Proceeds from Series D mandatorily redeemable convertible preferred
  stock subscription                                                                       -              -         600,000
 Net proceeds from issuance of restricted common stock and exercise
  of common stock options                                                            240,299        124,068         534,982
 Proceeds from notes payable-related parties                                               -              -       1,000,000
 Payment of notes payable                                                           (102,195)      (450,851)     (1,117,090)
 Proceeds received on notes receivable                                                     -        253,510         253,510
 Interest receivable converted to principal on notes                                       -        (69,339)        (69,339)
 Proceeds from notes payable                                                          97,851         88,033       1,490,144
 Net proceeds from initial public offering                                                 -              -      95,376,469
 Net proceeds from issuance of newly registered shares of common stock                     -     58,972,345      58,972,345
                                                                                ------------   ------------   -------------
   Net cash provided by (used in) financing activities                            47,140,821     58,917,766     235,542,930

Net increase in cash and cash equivalents                                          7,297,419      5,501,287      72,894,136
Cash and cash equivalents at beginning of period                                   3,472,164     67,392,849               -
                                                                                ------------   ------------   -------------
Cash and cash equivalents at end of period                                      $ 10,769,583   $ 72,894,136   $  72,894,136
                                                                                ============   ============   =============
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                                6,450         59,209         211,745

Supplemental disclosure of noncash transactions:
 Unrealized gains (losses) on available for sale securities                                -        735,733         861,314
 Deferred compensation from issuance of common stock, restricted
  common stock and common stock options                                           19,073,279        150,000      23,463,199
 Issuance of common stock for technology license agreements or for
  services                                                                                 -              -          19,589
 Conversion of Series A through H mandatorily redeemable convertible
  preferred stock for common stock                                                         -              -      80,383,703
 Conversion of stock subscription for Series D mandatorily redeemable
  convertible preferred stock                                                              -              -         600,000
 Conversion of bridge financing, including accrued interest, to Series B
  mandatorily redeemable convertible preferred stock                                       -              -       1,019,787
                                                                                ============   ============   =============

See accompanying notes to consolidated financial statements.

                              Adolor Corporation
                         (A Development Stage Company)

                  Notes to Consolidated Financial Statements

                              September 30, 2001
                                  (unaudited)


(1)  ORGANIZATION AND BUSINESS ACTIVITIES

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

    The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to September
30, 2001.

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

    The Company has not generated any product sales revenues and has not achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and clinical and pre-clinical testing and commercialization of the Company's proprietary technology will require significant additional financing. The Company's deficit accumulated during the development stage through September 30, 2001, aggregated approximately $83.0 million, and the Company's management expects to incur substantial and increasing losses in future periods. Further, the Company's future operations are dependent on the success of the Company's research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of the Company's proposed future products.

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


Principles of Consolidation

    The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2001 and for the periods ended September 30, 2000 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


    The following reconciles net loss to comprehensive loss for the three months and nine months ended September 30, 2000 and 2001:


                                     Three months ended            Nine months ended
                                        September 30,                September 30,
                                     2000           2001          2000           2001
                                  -----------   ------------   ------------   ------------
Net loss                          $(4,642,097)  $(13,854,616)  $(13,644,221)  $(30,768,549)

Other comprehensive income:

 Unrealized gains on
 available for sale securities              -        374,649              -        735,733
                                  -----------   ------------   ------------   ------------
Comprehensive loss                $(4,642,097)  $(13,479,967)  $(13,644,221)  $(30,032,816)
                                  ===========   ============   ============   ============

(3) EQUITY COMPENSATION PLAN

In May 2001, the stockholders of the Company approved an amendment to the Company's 1994 Equity Compensation Plan (the "Plan") to increase the number of shares of Common Stock authorized for issuance under the Plan by 600,000 shares, from 3,950,000 to 4,550,000.

(4) ISSUANCE OF NEWLY REGISTERED SHARES OF COMMON STOCK

On May 20, 2001, the Company sold 3 million shares of newly issued common stock of the Company to certain current institutional investors for approximately $59.0 million, net of expenses.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   We have devoted substantially all of our resources since we began our operations in November 1994 to the discovery and development of proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $83.0 million through September 30, 2001. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We have five product candidates in Phase III or Phase II clinical trials and several compounds in Phase I clinical trials and preclinical studies.

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

   We expect to incur additional operating losses for at least the next several years. Research, development and clinical trial costs relating to product candidates will continue to increase. Manufacturing, marketing and sales costs will increase as we prepare for the commercialization of our product candidate ADL 8-2698 which, assuming regulatory approval, we expect to occur in the latter part of 2003.

   We intend to expand our marketing activities in 2002 and 2003 in preparation for the establishment of a sales force for our product candidates in the Unites States. We may also rely on collaborations with pharmaceutical companies to market and sell certain of our product candidates in the United States. In international markets we intend to rely on collaborations with pharmaceutical companies to market and sell our product candidates rather than establish our own sales force.

Milestone Payments, Royalties and License Fees

   We paid Roberts Laboratories, Inc., which merged with Shire
Pharmaceuticals, plc, a total of $600,000 through September 30, 2001 for the exclusive worldwide license to ADL 8-2698. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestones are achieved. Roberts licensed the rights to ADL 8-2698 from Eli Lilly, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive approval from the United States Food and Drug Administration, or FDA, to sell ADL 8-2698. We will be required to pay royalties to Eli Lilly and Roberts on any sales of ADL 8-2698.

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

   Under an agreement with the National Institutes of Health, we obtained a nonexclusive license covering human mu opioid receptors. We will pay a one-time noncreditable, nonrefundable license royalty fee and annual noncreditable, nonrefundable maintenance fees over ten years.

Results of Operations

 Three months ended September 30, 2001 and 2000

   Grant and license revenues. Our grant and license revenues were $31,441 and $13,158 for the three months ended September 30, 2001 and 2000, respectively. Revenues recognized for the three months ended September 30, 2001 consisted of $6,579 which is a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing a license agreement with the affiliate in July 1999 and $6,579 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing a license agreement with that company in April 2000. Revenue recognized for the three months ended September 30, 2000 consisted of $6,579 which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline in July 1999 and $6,579 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000. The license fee revenues are being recognized over the remaining life of the patents that were licensed in those collaborations.

   Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $11.4 million for the three months ended September 30, 2001 from approximately $3.6 million for the three months ended September 30, 2000. This increase is primarily due to the increased costs associated with developing our product candidates and additional product candidates being researched as well as higher personnel costs resulting from increased staffing levels. In the three months ended September 30, 2001, the costs of conducting Phase I and Phase II clinical trials and the expansion in the Phase III clinical trials and the costs of manufacturing the clinical trial materials for ADL 8-2698 increased by approximately $4.6 million compared to the same period in 2000. Laboratory costs increased by approximately $0.4 million compared to the same period in 2000. Database services increased by approximately $0.3 million in the three months ended September 30, 2001 compared to the same period in 2000. Personnel costs increased by approximately $1.2 million compared to the same period in 2000. Amortization of deferred stock-based compensation expenses increased by approximately $0.3 million in the three months ended September 30, 2001 compared to the same period in 2000. An increase in other expenses, including office rent and office expense of approximately $0.3 million, compared to the same period in 2000 resulted from an increase in office space because of additional personnel.

   General and administrative expenses. Our general and administrative expenses increased to approximately $4.5 million for the three months ended September 30, 2001 from approximately $1.7 million in the three months ended September 30, 2000, an increase of approximately $2.8 million. The increase is primarily due to approximately $0.3 million of higher payroll expenses related to additional personnel, approximately $0.2 million in amortization of deferred stock-based compensation, approximately $1.3 million of marketing research related to ADL8-2698, approximately $0.5 million for consulting fees and increases in other expenses including insurance, office rent and office expense.

   Net interest income (expense). Our interest income increased to approximately $2.5 million for the three months ended September 30, 2001 compared to approximately $0.7 million for the same period in 2000 due to investment returns on the proceeds from our initial public offering in November 2000 and the issuance of common stock in a follow-on round of financing in May 2001. Our interest expense represents interest incurred on the financing of insurance premiums and amortization of premiums paid for investments.

   Net loss. Our net loss for the three months ended September 30, 2001 and 2000 was approximately $13.9 million and $4.6 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II and Phase III clinical development of our product candidates, higher manufacturing costs for the clinical trial materials for ADL 8-2698 and increased staffing levels.

   Net loss allocable to common stockholders. Our net loss allocable to common stockholders was approximately $13.9 million for the three months ended September 30, 2001 compared to approximately $42.7 million in the same period of 2000. Although our net loss increased by approximately $9.3 million in the three months ended September 30, 2001, the net loss allocable to common stockholders decreased by approximately $28.8 million because of the recording of undeclared dividends on mandatorily redeemable convertible preferred stock and a beneficial conversion charge for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000

   Grant and license revenues. Our grant and license revenues were $593,657 and $30,702 for the nine months ended September 30, 2001 and 2000, respectively. Revenues recognized for the nine months ended September 30, 2001 consisted of a milestone payment of $500,000 from an affiliate of GlaxoSmithKline, $19,737 which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline on signing the license agreement in July 1999 and $19,737 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing a license agreement with that company in April 2000. Revenue recognized for the nine months ended September 30, 2000 consisted of $19,737 which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline in July 1999 and $10,965 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000. The license fee revenues are being recognized over the remaining life of the patents that were licensed in those collaborations.

   Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $26.6 million for the nine months ended September 30, 2001 from approximately $9.5 million for the nine months ended September 30, 2000. This increase is primarily due to the increased costs associated with developing our product candidates and additional product candidates being researched as well as higher personnel costs resulting from increased staffing levels. In the nine months ended September 30, 2001, the costs of conducting Phase I and Phase II clinical trials and the expansion in the Phase III clinical trials and the costs of manufacturing the clinical trial materials for ADL 8-2698 increased by approximately $9.7 million compared to the same period in 2000. Laboratory costs increased by approximately $0.9 million compared to the same period in 2000. In addition, we paid license fees of approximately $0.3 million to Arch Development and the National Institute of Health in 2001. Database services increased by approximately $0.4 million in the nine months ended September 30, 2001 compared to the same period in 2000. Personnel costs increased by approximately $3.2 million compared to the same period in 2000. Amortization of deferred stock-based compensation expenses increased by approximately $1.5 million in the nine months ended September 30, 2001 compared to the same period in 2000. An increase in other expenses, including office rent and office expense of approximately $0.6 million, compared to the same period in 2000 resulted from an increase in office space because of additional personnel.

   General and administrative expenses. Our general and administrative expenses increased to approximately $10.6 million for the nine months ended September 30, 2001 from approximately $5.1 million in the nine months ended September 30, 2000, an increase of approximately $5.5 million. The increase is primarily due to approximately $0.5 million of higher amortization of deferred stock-based compensation expense, approximately $0.9 million of higher payroll expenses related to additional personnel, approximately $2.6 million of marketing research related to ADL8- 2698, approximately $0.4 million of investor and public relations expenses, approximately $0.2 million of corporate legal fees and increases in other expenses including insurance, office rent and office expense.

   Net interest income (expense). Our interest income increased to approximately $6.4 million for the nine months ended September 30, 2001 from approximately $1.0 million for the same period in 2000 due to investment returns on the proceeds from our initial public offering in November 2000, the sale of Series G and H mandatorily redeemable convertible preferred stock in January and July 2000, respectively, and the issuance of common stock in a follow-on round of financing in May 2001. Our interest expense represents interest incurred on the financing of insurance premiums and amortization of premiums paid for investments.

   Net loss. Our net loss for the nine months ended September 30, 2001 and 2000 was approximately $30.8 million and $13.6 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II and Phase III clinical development of our product candidates, higher manufacturing costs for the clinical trial materials for ADL 8-2698 and increased staffing levels.

   Net loss allocable to common stockholders. Our net loss allocable to common stockholders was approximately $30.8 million for the nine months ended September 30, 2001 compared to approximately $65.6 million in the same period of 2000. Although our net loss increased by approximately $17.2 million in the nine months ended September 30, 2001, the net loss allocable to common stockholders decreased by approximately $34.8 million because of the elimination of the undeclared dividends on mandatorily redeemable convertible preferred stock and beneficial conversion charges in the nine months ended September 30, 2001.

   Beneficial Conversion Feature. In January 2000, we sold 12,306,000 shares of mandatorily redeemable convertible Series G preferred stock for net proceeds of approximately $12.3 million. In July 2000, we sold 23,921,425 shares of mandatorily redeemable convertible Series H preferred stock for gross proceeds of $36.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the mandatorily redeemable convertible Series G and H preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." Because the shares of mandatorily redeemable convertible Series G and H preferred stock were issued below their fair value, a beneficial conversion feature of $48.9 million was reflected in calculating the net loss allocable to common shareholders for the nine months ended September 30, 2000. The beneficial conversion feature cannot exceed the proceeds from the sale of the securities.

Liquidity and capital resources

   As of September 30, 2001, we had cash, cash equivalents and short term investments of approximately $167.0 million, and our working capital was approximately $160.0 million.

   From inception through September 30, 2001, net cash used in operating activities was approximately $64.5 million. Net cash used in investing activities since inception was approximately $98.2 million and was used primarily for the net purchases of short-term investments.

   From inception through September 30, 2001, we have financed our operations primarily from the net proceeds generated from the issuance of mandatorily redeemable convertible preferred stock, the issuance of common stock in our initial public offering and the issuance of common stock in a follow-on round of financing in May 2001. As of September 30, 2001, we had received total net proceeds of approximately $79.1 million from the sales of mandatorily redeemable convertible preferred stock. In November 2000, we received net proceeds of approximately $95.4 million from our initial public offering. In May 2001, we received net proceeds of approximately $59.0 million from a follow-on offering of shares of our common stock.

   Our capital expenditures, primarily for laboratory equipment, in the nine months ended September 30, 2001 were approximately $2.5 million

   We lease our corporate and research and development facilities under three operating leases expiring on October 15, 2002, November 30, 2002 and May 31, 2003. Current total minimum annual payments under these leases are $722,345 in 2001, $849,810 in 2002 and $153,885 in 2003.

   Research and development expenditures, including clinical trial expenditures, are expected to increase as we continue to develop new product candidates. We expect that our operating expenses and capital expenditures will increase in future periods as a result of the manufacturing scale-up and in anticipation of commercialization of our product candidates, assuming we receive the necessary regulatory approvals. The initiation of commercial activities will require the hiring of additional staff to coordinate contract-manufacturing services at multiple locations. Sales and marketing activities will require hiring and training of a sales and marketing staff in 2002 and 2003. As of September 30, 2001, we may be required to pay up to an aggregate of $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements (including our agreement with Eli Lilly). We also intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

Recently Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 will not have an impact on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will not have an impact on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of SFAS 143 on its results of operations, financial position and liquidity, if any.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions, for the disposal of a business segment. SFAS 144 also amends ARB No.51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of SFAS 144 on its results of operations, financial position and liquidity, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   A substantial portion of our assets are investment grade debt instruments, such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instruments will be redeemed at their stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our investment portfolio at September 30, 2001 was approximately $94.1 million, and the weighted average interest rate was approximately 4.6%.

Part II.  OTHER INFORMATION
---------------------------


Item 6.   Exhibits and Reports on Form 8-K:

  (a)  No exhibits are filed as part of this Report on Form 10-Q.

  (b) No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ADOLOR CORPORATION

Date: November 13, 2001       By: /s/ John J. Farrar
                                  ------------------------------
                                  John J. Farrar
                                  President and Chief Executive Officer


                               By: /s/ Peter J. Schied
                                   --------------------------------
                                   Peter J. Schied
                                   Vice President, Chief Financial Officer
                                   and Secretary