Form 10-K
period 2001-12-31
ADOLOR CORP
filed 2002-04-01
CIK 1076167

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

  For Fiscal Year Ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  For the Transition Period from       to

                           Commission File 000-26929

                               ----------------
                              ADOLOR CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                              31-1429198
     (State of other jurisdiction                   (IRS Employer
   of incorporation or organization)            Identification Number)


    620 Pennsylvania Drive, Exton,                      19341
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

           (Title of class)                (Name of each exchange on which
    Common Stock, $0.0001 par value                  registered)
                                               NASDAQ National Market

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of Common Stock held by non-affiliates of the Company was $333,966,835 as of March 25, 2002. (For purposes of determining this amount only, the Company has defined affiliates as including (a) the executive officers named in Part I of this 10-K report, (b) all directors of the Company and (c) each stockholder that has informed the Company by March 25, 2002 that it is the beneficial owner of 10% or more of the outstanding common stock of the Company.)

  The number of shares of the Company's Common Stock outstanding as of March 25, 2002 was 31,181,735 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Stockholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               ADOLOR CORPORATION

                                   FORM 10-K

                               December 31, 2001

                               TABLE OF CONTENTS

 Item                                                                 Page No.
 ----                                                                 --------
                                  PART I

  1.  Business......................................................      2
  2.  Properties....................................................     23
  3.  Legal Proceedings.............................................     23
  4.  Submission of Matters to a Vote of Security Holders...........     23

                                  PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters.......................................................     24
  6.  Selected Financial Data.......................................     24
  7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations.....................................     26
  7A. Quantitative and Qualitative Disclosures About Market Risk....     32
  8.  Financial Statements and Supplementary Data...................     32
  9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure......................................     32

                                 PART III

 10.  Directors and Executive Officers of the Registrant............     33
 11.  Executive Compensation........................................     33
 12.  Security Ownership of Certain Beneficial Owners and
      Management....................................................     33
 13.  Certain Relationships and Related Transactions................     33

                                  PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form
      8-K...........................................................     34
 15.  Signatures....................................................     35
 16.  Exhibit Index.................................................     36
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

  . the commercialization of our products, including the development of a sales and marketing force;

  .  our intentions regarding the establishment of collaborations;

  .  anticipated operating losses and capital expenditures;

  . anticipated regulatory filing dates and clinical trial initiation dates for our product candidates;

  .  the status of regulatory approval for our product candidates; and

  .  our intention to rely on third parties for manufacturing.

   In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "would", "expect", "plan", "anticipate", "believe", "estimate", "continue", or the negative of such terms or other similar expressions. Factors that might cause or contribute to discrepancies include, but are not limited to, those discussed elsewhere in this Report and the risks discussed in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1 declared effective on November 13, 2000 by the Securities and Exchange Commission, or Commission, (File No. 333-96333) and our Registration Statement on Form S-3 declared effective on December 7, 2001 by the Commission (File No. 333-64298).

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

                                    PART I

ITEM 1. BUSINESS

Our Company

   We are a therapeutic-based biopharmaceutical company. We discover, develop and plan to commercialize proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We have a portfolio of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase I through Phase III clinical trials. Our lead product candidate, alvimopan, which is also known as ADL 8-2698, is designed to selectively block the effects of narcotic analgesics on the gastrointestinal tract. In Phase II clinical trials, alvimopan reduced postoperative bowel dysfunction, or ileus, thereby speeding the recovery of normal bowel function following abdominal surgery. In separate Phase II clinical trials, alvimopan has been shown to prevent or reverse symptoms of opioid bowel dysfunction, including constipation, bloating and cramping, in patients receiving chronic narcotic analgesics. Our analgesic product candidates are designed to treat moderate-to-severe pain and itch. We are planning to develop an analgesic product candidate that is a combination of alvimopan and a narcotic that is intended to reduce the most prevalent and severe side effects of morphine and other narcotic analgesics, such as constipation, nausea and vomiting. Since most of our product candidates target peripheral opioid receptors (those outside of the central nervous system), they should not exhibit the dose-limiting central nervous system side effects of existing narcotic analgesics. We believe our product candidates and drug discovery and development expertise have potential applicability to a broad range of pain and itch conditions. For the twelve month period ended December 31, 2001, combined prescription sales in the pain management market were $14.0 billion in the United States, a 19% increase compared to the same period in 2000, and are estimated to be in excess of $22 billion worldwide.

   Currently marketed analgesics have well-defined adverse side effects that limit their ability to meet the needs of physicians and their patients. Moreover, an increased emphasis on treating pain has highlighted the need for improved products. We believe our product candidates address significant unmet needs in the pain management market. In addition, we believe we may create new pain management markets with some of our product candidates because their mechanisms of action may provide significant pain relief or relief of narcotic analgesic side effects for patients for whom existing analgesics or other symptom management products have limited effectiveness.

   Our drug discovery capabilities and pipeline of product candidates originate through a combination of internal research and development activities, in-licensed technologies and in-licensed product candidates. Our initial drug discovery and development activities focus on three aspects of pain management:

  . reversal or prevention of gastrointestinal effects of narcotic analgesics administered during or following surgical procedures or for the treatment of pain;

  . novel mu and kappa opioid receptor based analgesics that act on peripheral opioid receptors and not in the central nervous system; and

  .  narcotic analgesic products with significantly reduced side effects.

   Our lead compound, alvimopan, is being studied in three pivotal Phase III clinical trials for the management of postoperative ileus that frequently follows abdominal surgery. We have completed three Phase II clinical trials with alvimopan for the management of postoperative ileus. Alvimopan is also being studied in one pivotal Phase III clinical trial for the prevention or reversal of the severe constipating effects associated with opioid bowel dysfunction. We completed multiple Phase I and Phase II clinical trials that indicate that alvimopan may be effective in this application. Based on our initial clinical results, we have conducted an exploratory Phase I clinical trial for alvimopan co-administered with morphine, with a goal of producing a combination narcotic analgesic product that treats moderate-to-severe pain without inducing nausea or other adverse gastrointestinal effects associated with current narcotic analgesic therapies.

   We have additional compounds in clinical development that target peripheral opioid analgesia receptors. Our peripheral analgesic compound, ADL 10-0101, is being studied in clinical trials for the treatment of visceral pain. Following positive results in two proof-of-concept clinical trials in ADL 10-0101, we commenced three additional proof-of-concept clinical trials in visceral pain. These recently completed trials did not demonstrate adequate pain relief in patients. We plan to establish a maximum tolerated dose for ADL 10-0101 through additional Phase I studies and subsequently we will determine further development plans.

   We have completed Phase II clinical trials with a prototype eye drop formulation of ADL 2-1294 for the treatment of pain from corneal abrasion or ophthalmic surgery. Santen Pharmaceutical Co., Ltd. is developing topical ADL 2-1294 under a worldwide license from us (excluding South Korea and North Korea) for the treatment of ophthalmic pain. We have also completed two Phase I clinical trials with prototype topical dermal formulations of ADL 2-1294 where it demonstrated positive results in the treatment of dermal burn pain. We received notification in December, 2001, that the Consumer Healthcare Division of GlaxoSmithKline, plc, our former development partner for the commercialization of the dermal product candidate, ADL 2-1294, was unable to obtain a significant difference between the drug and placebo groups in a Phase II proof-of-concept clinical study in dermal itch. As a consequence, the rights to dermal ADL 2-1294 products have reverted to us. We may seek another partner for ADL 2-1294 for dermal pain and itch indications.

   Finally, we recently initiated Phase I safety studies with a third product candidate, ADL 10-0116, an orally-active peripheral analgesic which is designed for use in inflammatory pain conditions.

   We plan to build a sales and marketing organization to sell our products to hospitals, surgeons, oncologists and pain management specialists. We intend to enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to broader market segments, including general practitioners and international markets.

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

   There has been an increasing focus on pain management in the healthcare industry. Published guidelines of the World Health Organization and the United States Agency for Health Care Policy and Research encourage the use of stronger analgesic therapy for treating cancer pain. In 1991, the American Board of Medical Specialties designated the treatment of pain as a recognized specialty for physicians. The number of physicians receiving specialty training in pain management increased from 446 in 1993, the first year in which certifications were granted, to a total of over 3,900 in 2001. In addition, since 1999, all United States hospitals and health care facilities have been required to assess the adequacy of pain treatment for each patient on a daily basis to achieve accreditation by the Joint Commission on Accreditation of Healthcare Organizations.

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

   Pain Management Market. Prescription pain management sales for the twelve months ended December 31, 2001 were $14.0 billion in the United States. Growth in the pain management market has been significant in recent years and is expected to continue. The prescription pain management market grew 19% compared to the same period in 2000. This growth rate appears to be primarily attributable to COX-2 inhibitors for mild-to-moderate pain and narcotic analgesics to treat moderate-to-severe pain.

   Sales of prescription pain management products in the United States are shown in the following table:

                                                                 U.S. Sales
                                                              ----------------
                                                              (For the twelve
                                                                months ended
                                                                December 31)
                                                              ----------------
   Market Segment                                             1999 2000  2001
   --------------                                             ---- ----- -----
                                                               (In Billions)
   Moderate-to-severe pain (Narcotic analgesics)............. $3.3 $ 4.0 $ 4.9
                                                              ==== ===== =====
   Mild-to-moderate pain (NSAIDs, COX-2 inhibitors,
    Acetaminophen)........................................... $4.2 $ 5.7 $ 6.7
                                                              ==== ===== =====
   Topical pain, itch and special purpose analgesics
    (Corticosteroids, antihistamines)........................ $2.0 $ 2.1 $ 2.4
                                                              ==== ===== =====
     Total U.S. Pain Management Market....................... $9.4 $11.8 $14.0
                                                              ==== ===== =====

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

   Current Therapies to Counteract Pain. Narcotic analgesics such as morphine are considered to be the most effective analgesics and are widely used to treat patients with moderate-to-severe pain. These narcotic analgesics produce pain relief by stimulating opioid receptors in the central nervous system, which consists of the brain and spinal cord. Advances in narcotic analgesics during the past 20 years have primarily been in improved methods for the delivery of existing narcotic analgesics rather than the discovery of new drugs. Patients who suffer severe pain may simultaneously receive more than one formulation of narcotic analgesics and may receive other classes of analgesic medications.

   Non-narcotic analgesics, including acetaminophen and non-steroidal anti-inflammatory drugs, or NSAIDs, such as ibuprofen, are widely used to treat mild-to-moderate pain. NSAIDs are thought to produce analgesia by inhibiting activity of cyclooxygenase enzymes (COX-l and COX-2), thereby reducing inflammation at the site of injury or disease. Some NSAIDs require a prescription and others are available as over-the-counter medications. Recent advances in NSAID analgesia have focused primarily on reducing adverse gastrointestinal (GI) side effects.

   Deficiencies of Current Therapies to Counteract Pain. Although morphine and other narcotic analgesics are considered to be the most effective analgesics, many patients who use them do not obtain complete pain relief, and they are ineffective for other patients. Narcotic analgesics also produce a wide range of adverse side effects that may include opioid bowel dysfunction, sedation, nausea, vomiting, decreased respiratory function, addiction and death. In addition, due to their potential for abuse, narcotic analgesics are strictly regulated by the United States Drug Enforcement Agency, or DEA, under the Controlled Substances Act, which imposes strict registration, record-keeping and reporting requirements, security controls and restrictions on narcotic analgesic prescriptions.

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

Background On Postoperative Ileus

   Postoperative ileus is a form of temporary bowel dysfunction that regularly follows abdominal surgery and certain other surgeries. Postoperative ileus is characterized by abdominal distention, lack of bowel sounds and lack of passage of flatus and stool. Other symptoms include nausea, vomiting, bloating and stomach cramps. These symptoms may prevent drinking or eating, prolong recovery from surgery, and extend the average length of stay in hospitals. Clinical trials indicate that the use of narcotic analgesics to treat postoperative pain delays recovery of normal bowel function. Since virtually all patients receive morphine or other narcotic analgesics for pain relief after major surgery, current postoperative pain treatment may actually slow recovery of normal bowel function, delay time until patients can drink or eat, delay hospital discharge and therefore increase the cost of medical care.

   Currently there are no United States Food and Drug Administration ("FDA") approved treatments for postoperative ileus. Nearly all of the patients having open abdominal surgery will experience postoperative ileus, but other surgical procedures also produce postoperative ileus. Based on our estimates, more than 5 million surgeries of all types result in some degree of postoperative ileus in the U.S. We believe that a portion of these patients will comprise the addressable market for an alvimopan postoperative ileus product.

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

Our Approach To Pain Management

   Peripheral Opioid Analgesia. Scientists have shown that mu and kappa opioid receptors are present on nerve endings in the skin, joints, eyes and visceral organs. Activation of these opioid receptors, which are outside of the central nervous system, with mu or kappa opioid analgesics reduces pain related to injury or inflammation by decreasing pain signal transmission from the peripheral nerves into the spinal cord. Proof-of-concept studies in animals and humans have shown that small doses of morphine, applied locally to inflamed tissues such as skin, joints and eyes are effective in reducing pain. These findings demonstrate the effectiveness of stimulating peripheral mu opioid receptors to produce pain relief. These findings have created the opportunity for us to develop an entirely new class of analgesics that selectively stimulate opioid receptors in inflamed tissues but do not stimulate opioid receptors in the central nervous system thereby avoiding central nervous system side effects. These pain medications are called peripheral analgesics. Our peripheral analgesics demonstrated positive results in preclinical studies of pain and itch, and our peripheral kappa opioid analgesics demonstrated positive results in blocking the visceral pain originating from internal organs such as the bowel and cervix. In our preclinical studies, our peripheral analgesics have delivered near complete pain relief without detectable side effects at therapeutic doses. Because our peripheral analgesics are designed to have limited ability to cross the blood-brain barrier at therapeutic doses, they are not expected to cause addiction or other adverse central nervous system side effects. These peripheral analgesics should not cause sedation, decreased respiratory function or addiction at therapeutic doses. As a result, we expect that these analgesics will not be subject to United States Drug Enforcement Agency regulation under the Controlled Substances Act.

   Peripheral Opioid Receptors in the GI Tract. Just as there are opioid receptors on peripheral nerves that regulate the transmission of pain signals into the spinal cord, there are also opioid receptors in the GI tract that regulate bowel functions such as motility and water absorption. Stimulation of these bowel mu opioid receptors by morphine or other narcotic analgesics causes constipation associated with opioid bowel dysfunction. Scientists have shown that blocking these receptors with opioid receptor antagonist drugs during administration of morphine or other narcotic analgesics prevents or reverses the effects of opioid bowel dysfunction. However, currently marketed opioid receptor antagonist drugs also cross the blood-brain barrier and enter the brain where they can block the primary pain relieving effects of narcotic analgesics such as morphine. These findings have created the opportunity to develop a new class of narcotic antagonists which, when taken with narcotic analgesics, block the side effects of the narcotic analgesics on the GI tract but do not block the desired analgesic activity of narcotic drugs because the antagonists do not cross the blood-brain barrier.

   Development of Peripherally-Restricted Products. We use our biological, chemical and analytical technology expertise to create proprietary peripheral analgesics and narcotic antagonists.

   Within our analgesia program, we use computer-assisted chemical design technology and medicinal chemistry to synthesize compounds that have limited ability to pass through the blood-brain barrier into the central nervous system. We then use cloned human mu, kappa and delta opioid receptors to select the compounds that are effective at very low concentrations and that are highly specific for one receptor type (usually kappa) over other receptor types. We conduct preclinical studies to confirm the analgesic activity of the compounds and to confirm that the compounds have limited ability to pass through the blood-brain barrier to give central nervous system side effects. We have demonstrated in a number of preclinical trials of inflammatory and visceral pain that our peripherally restricted kappa analgesics can produce the same or better pain relief as narcotic analgesics, such as morphine, without causing central nervous system side effects. In addition, we have demonstrated that our peripheral kappa analgesics are active in preclinical trials of itch. Similarly, we have shown in preclinical and clinical trials that our narcotic antagonists, including our lead compound, alvimopan, block the adverse side effects of narcotic analgesics on the GI tract without blocking analgesia.

   Itch sensations are carried by the same nerves that carry pain signals to the brain, and we have found that many of our peripherally-restricted analgesics can reduce the perception of itch in preclinical trials. These compounds may be effective as topical, injectable or oral medications for relieving itch in a wide variety of diseases including eczema and allergic dermatitis.

   Peripherally-active analgesics may not relieve all types of pain. Therefore, the development of centrally-active analgesics with reduced side effects is one of our longer-term goals. We believe that centrally-acting compounds have the ability to treat nerve damage pain and some cancer pain.

Our Strategy

   Our goal is to become a leading discoverer, developer and marketer of proprietary pain management pharmaceuticals. We plan to pursue this objective by implementing the following strategies:

   Pioneering the Use of Peripheral Opioid Receptors in Pain Management. We focus on clinical conditions that can be treated by either stimulating or blocking peripheral opioid receptors. These conditions include opioid bowel dysfunction, inflammatory pain, itch and visceral pain. We have biological and chemical expertise to support drug discovery. Our technology includes our expertise in opioid receptors in analgesic pathways, cloned human opioid, orphan and chimeric receptors and the chemical synthesis of compounds that do not readily cross the blood-brain barrier. We are using our knowledge about opioid receptors to develop alvimopan, ADL 2-1294, ADL 10-0101, ADL 10-0116 and ADL 1-0398, all of which are peripherally restricted opioid receptor compounds, for a variety of these clinical indications.

   Pursuing Clinical Indications that Allow Rapid Demonstration of
Efficacy. We try to expedite drug development by targeting pain management indications in which animal pharmacology experiments are predictive of efficacy in humans, established and reproducible clinical end points are available and relatively short and less expensive clinical trials are possible and appropriate. For instance, in our peripheral kappa opioid analgesic program for inflammatory pain, we have chosen to examine clinical indications such as visceral pain rather than arthritis pain because it can be tested in much shorter and less expensive clinical trials. We intend to study arthritis and other chronic pain indications at a later time.

   Implementing a Commercial Strategy that will Combine Marketing and Product Development Alliances with our own Product Development and Sales
Organization. We plan to maintain commercial rights in the United States for a number of our product candidates. We intend to market certain of our product candidates to the hospital market, including surgeons, oncologists and pain management specialists. In addition, we have established and will continue selectively to establish collaborations with pharmaceutical companies and leading academic institutions to enhance our research, development and commercialization activities. We have licensed topical ADL 2-1294 to Santen Pharmaceutical Co., Ltd., for treatment of ophthalmic pain. We believe our biological and chemical expertise to support drug discovery will continue to generate opportunities for collaborative arrangements.

   Managing Risk by Creating a Portfolio of Product Candidates. We have a portfolio of product candidates in clinical development, each of which is being developed for multiple indications. We conduct multiple parallel clinical trials and examine multiple clinical indications on our product candidates. For example, alvimopan is being evaluated in parallel clinical trials for the management of opioid bowel dysfunction and the management of postoperative ileus.

   Developing Non-DEA Regulated Products. We develop product candidates that do not (unless used in combination with narcotic analgesics) contain regulated controlled substances. We believe this lack of regulation by the United States Drug Enforcement Agency, or DEA, will give our products a competitive advantage in the out-patient care market where non-addictive products are favored. We believe our peripheral kappa analgesics will not be regulated by the DEA.

Products in Research and Development

   Our product candidates according to clinical indication have advanced to the stage of development as set forth below. Their current development status is described in the discussion following the chart.

Product Candidate (Mode of
Delivery)                   Clinical Indication                    Development Stage
--------------------------  -------------------                    -----------------
Reversal of Narcotic
 Analgesic-Induced
 GI Side Effects
  GI Tract-Restricted mu
   Antagonists
Alvimopan (oral)..........  Postoperative ileus                       Phase III
Alvimopan (oral)..........  Opioid bowel dysfunction                  Phase III
Alvimopan (oral)..........  Acute opioid bowel dysfunction            Phase II

Treatment of Pain or Itch
  Peripherally Restricted
   kappa Opioid Analgesics
ADL 10-0101 (injectable)..  Visceral pain                             Phase II
ADL 10-0101 (injectable)..  Dermal itch                               Phase I
ADL 10-0101 (oral)........  Inflammatory/visceral pain and itch       Research
ADL 10-0116 (oral)........  Inflammatory/visceral pain and itch       Phase I

  Peripherally Restricted
   mu Opioid Analgesics
ADL 2-1294 (topical)......  Ophthalmic pain                           Phase II
ADL 2-1294 (topical)......  Dermal pain                               Phase I
ADL 2-1294 (topical)......  Dermal itch                               Phase II
ADL 2-1294 (injectable)...  Joint pain                                Preclinical

  Centrally-Active Oral
   Analgesics
Alvimopan combination with
 narcotic opioid
 analgesic................  GI side effect-free narcotic analgesic    Phase I
Centrally-active kappa
 analgesic................  Inflammatory/cancer/neuropathic pain      Research

 NARCOTIC ANTAGONISTS

  ALVIMOPAN

   Alvimopan is a peripherally-acting mu opioid receptor antagonist. Alvimopan is designed to block the adverse side effects of narcotic analgesics on the GI tract without blocking their beneficial analgesic effects. We are developing alvimopan to manage or prevent postoperative ileus and opioid bowel dysfunction. More than 500 patients have received alvimopan in nine Phase II and nine Phase I opioid bowel dysfunction, postoperative ileus and safety clinical studies completed to date.

  Postoperative ileus

   Postoperative ileus is a form of temporary bowel dysfunction that regularly follows abdominal surgery and certain other surgeries for hospitalized patients. By reducing the duration of postoperative ileus, we believe that alvimopan will speed recovery of bowel function, improve the nutritional and physical status for patients and reduce costs for hospitals and insurance companies by preventing or speeding recovery from ileus, which may result in earlier discharge of patients from hospitals.

   Development Stage. We started our first Phase III clinical trial of alvimopan in March 2001 using both a 6 mg and 12 mg twice daily dose. In January 2002, we initiated two additional Phase III clinical trials and a fourth clinical trial designed for the assessment of safety. Each of these trials involves 450 to 500 patients age 18 years or older at approximately 30 centers in the United States or Canada. All of the patients are scheduled to undergo major abdominal surgery, which carries with it a significant risk of the occurrence of postoperative ileus. Our trials are designed to evaluate the ability of alvimopan to speed recovery from postoperative ileus measured by an earlier return of both upper GI function (time to tolerate solid food) and lower GI function (time to first flatus or first bowel movement). These trials use the same clinical endpoints and follow the design of our Phase II studies. The key differences will be the number of patients enrolled, the number of study sites, and the choice of two doses of alvimopan which individually or together showed positive results in our Phase II clinical trial program.

   We completed three Phase II clinical trials with alvimopan for the management of postoperative ileus. As planned, the results from the three Phase II clinical trials were combined to analyze the overall dose response to confirm the doses for the Phase III pivotal trials. Based on the results from 296 patients, a clear dose response was obtained. Each of the twice daily 3 mg, 6 mg and 12 mg doses resulted in statistically significant improvement in the primary clinical efficacy endpoint, the time for the recovery of GI function.

   Our first Phase II clinical trial compared 1 mg or 6 mg doses of alvimopan vs. placebo in 78 patients undergoing partial colectomy or simple or radical hysterectomy surgical procedures. These data showed a dose-dependent effect and that patients receiving the higher dose of alvimopan experienced shorter time to the first flatus (P<0.04), time to first bowel movement (P<0.02), time to eating a solid diet (P=0.0001), and time to discharge from the hospital (P=0.0001). The time to first flatus was reduced by 15 hours; all other measures were reduced by 24 hours or more. No patients experienced serious adverse events in this trial that were judged by the clinical investigator to be related to the activity of alvimopan. The 26 patients treated with the higher dose of alvimopan actually experienced fewer overall adverse effects than the 26 patients in the placebo-treated group. We believe that alvimopan blocked the adverse gastrointestinal effects of morphine or other narcotic analgesics that were used for postoperative pain relief. In particular, none of the 26 patients receiving the higher dose of alvimopan experienced postoperative vomiting compared to 23% in the placebo control group (P<0.03). Twenty-seven percent of the patients receiving the higher dose of alvimopan experienced clinically relevant postoperative nausea compared to 63% of the placebo control group (P=0.003). Alvimopan did not reduce the beneficial analgesic effects of systemic narcotic analgesics used in this trial. These results suggest that alvimopan may speed recovery of normal bowel function after surgery. The results of this clinical trial were reported in the September 27, 2001, issue of the New England Journal of Medicine (A. Taguchi et al., N Engl J Med 345: 935-940, 2001).

   Our second Phase II clinical trial was a multi-center, double-blind and placebo-controlled trial in 65 patients undergoing abdominal surgery who were randomized to receive placebo or 12 mg of alvimopan twice per day. The median times for the recovery of GI function and time to discharge from the hospital, the key endpoints of the trial, were improved by 14 and 4 hours, respectively, (P=0.06). Confirming previous results, alvimopan did not reduce the beneficial analgesic effects of systematic opioid narcotics administered to patients. One alvimopan treated patient experienced protracted nausea which was possibly related to the study medication.

   The third Phase II trial was a multi-center, double-blind, and placebo-controlled trial in 153 patients who were randomized to receive placebo, 3 mg, 6 mg or 12 mg of alvimopan twice per day. No serious adverse events were attributed to alvimopan and patients experienced no loss of analgesia. The median time for the recovery of GI function, a primary clinical endpoint, improved by 9 hours in the 12 mg dose group. Statistical analysis showed that this study was underpowered for a multi-center clinical study and it did not reach statistical significance. The time to discharge from the hospital, a secondary endpoint, improved by nearly 20 hours in the 12 mg dose group.

   We pooled the results of 286 evaluable patients from our three Phase II clinical trials. The 6 mg and 12 mg doses produced faster recovery of GI function than placebo by 9 and 16 hours, respectively, P<0.01.

  Opioid bowel dysfunction

   Coordinated rhythmic contractions of the intestines move the intestinal contents forward as a part of the normal digestive process. When morphine, codeine, oxycodone, hydrocodone or similar narcotic analgesics enter the gastrointestinal tract, they activate opioid receptors and disrupt the normal rhythmic movements. This disruption may cause uncoordinated non-propulsive intestinal contractions or cramps. The dose of morphine required to disrupt bowel function is lower than the dose of morphine required to produce pain relief. Morphine can produce symptoms of opioid bowel dysfunction that include hard and dry stools, straining with bowel movements and inability to completely evacuate the bowels. Patients may also experience abdominal cramping or spasms with bloating and abdominal distention. The discomfort associated with opioid bowel dysfunction can be so severe as to cause patients to limit dosing of the narcotic analgesic and therefore reduce the degree of pain relief.

   When taken orally, alvimopan selectively blocks the intestinal opioid receptors, restoring normal bowel function. Morphine and other narcotic analgesics are still absorbed normally into the blood stream and produce their desired analgesic effects in the brain.

   Laxative and stool lubricant medications are used in an attempt to treat opioid bowel dysfunction in patients receiving chronic narcotic analgesic therapy, but they are only fully effective in a limited patient population. Based on our market research, physicians report that 70 percent of their patients receiving daily opioid narcotics for moderate-to-severe pain are dissatisfied or only somewhat satisfied with currently available therapies for the management of opioid bowel dysfunction.

   Development Stage. In June 2001, we announced that with the positive results of a fifth Phase II clinical trial, we successfully completed the Phase II program for alvimopan for the management of opioid-induced bowel dysfunction. The data from this Phase II trial supported previous Phase II trials showing that the compound reduced the opioid-induced bowel dysfunction in patients taking opioid narcotics. In July 2001, we began enrollment in a multicenter, double-blind and placebo controlled Phase III clinical trial which is expected to enroll approximately 162 patients at 15 to 22 centers in the United States. In February 2002, we began enrollment in an open-label, 21 day, Phase II, dose ranging clinical trial on cancer pain patients, which is expected to enroll approximately 20 patients at 2-3 centers in the United States.

   In our most recently completed double-blind, placebo-controlled trial with chronic opioid-induced constipation, 20 patients were randomly assigned to receive a placebo, 0.5 mg or 1 mg of alvimopan for 21 consecutive days. The duration of treatment in this trial was substantially longer than previous Phase II trials. Both groups taking 0.5 mg and 1 mg of alvimopan had improved frequency and quality of bowel movement in a dose response fashion versus the placebo group and this drug effect was sustained throughout the duration of the 21 day trial. No serious adverse events were observed, and the adverse events profile was essentially unchanged from previous trials. In this trial, the side effects were not significantly different between placebo and alvimopan groups with the exception of a somewhat higher incidence of diarrhea in the high dose group early in the trial period.

   Four previously completed Phase II opioid bowel dysfunction trials were designed to identify the active dose of alvimopan for reversing opioid bowel dysfunction in patients receiving chronic opioid narcotics for pain control. Alvimopan reversed opioid bowel dysfunction on 80% to 100% of the patients who were given therapeutically active doses of alvimopan. All patients who received alvimopan responded on at least one day that they received alvimopan. At therapeutic doses, side effects were generally absent or mild and consisted of those expected to occur during acute reversal of opioid bowel dysfunction such as abdominal cramping, gas and nausea. After receiving a dose 12 times higher than the minimally effective dose, one patient developed severe abdominal cramps, diarrhea, nausea and vomiting. This case represents the only serious adverse event in clinical trials completed to date that was judged by the clinical investigator to be probably related to the activity of alvimopan.

  Acute opioid bowel dysfunction

   We believe that alvimopan may also have an important use in maintaining normal gastrointestinal function in hospitalized patients receiving narcotic analgesics for the relief of pain or in patients following discharge from the hospital who continue on short-term narcotics for the relief of pain. Just as patients receiving chronic narcotic analgesics experience constipation, cramping, bloating, and other symptoms of opioid bowel dysfunction, patients receiving short-term narcotic analgesic therapy experience similar symptoms which may cause them to reduce their dose or discontinue their narcotic analgesics. Patients taking narcotic analgesics on a short-term basis are also more susceptible to experience opioid-induced nausea and vomiting. We believe that alvimopan may be useful in reducing these adverse effects and in maintaining normal gastrointestinal function in patients receiving narcotic analgesics for pain relief.

   Development Stage. As part of our postoperative ileus development program, we are conducting a double-blind, placebo-controlled, multi-center, clinical trial in approximately 500 patients undergoing simple hysterectomy where those patients will receive initial doses of alvimopan in the hospital and will continue taking alvimopan at home for a maximum of seven days of continuous treatment. This is our first clinical trial where postsurgical patients will continue receiving doses of alvimopan after hospital discharge. As such, this same study will also allow us to assess the potential for conducting additional clinical trials for acute opioid bowel dysfunction. If successful, we intend to develop alvimopan for this indication and to submit a supplemental New Drug Application (sNDA) to the FDA following the approval, if any, of our NDA for the management of postoperative ileus indication.

 PERIPHERALLY RESTRICTED KAPPA OPIOID ANALGESICS

   We use advanced chemical design technology to create proprietary topical, injectable and oral peripheral kappa opioid receptor-specific compounds that are designed to have limited ability to cross the blood-brain barrier at therapeutic doses. These compounds are intended to produce more pain relief than acetaminophen or NSAIDs and equivalent pain relief to narcotic analgesics in inflammatory pain. We intend to develop oral product candidates to address broader markets in chronic inflammatory pain, such as the market for prescription arthritis pain products, that accounted for approximately $6.1 billion in United States prescription sales in the twelve months ended December 31, 2001. We believe that these peripheral kappa opioid analgesics may be the first opioid analgesics to address the pain of chronic inflammatory disease without producing adverse psychological effects associated with previously studied centrally acting kappa opioid analgesics, including visual and auditory disturbances, unpleasant mood changes and hallucinations. Preclinical studies show that our peripheral kappa opioid analgesics are particularly effective against visceral pain. Because of these preclinical results, we began clinical trials for the treatment of visceral pain in humans.

  ADL 10-0101

   ADL 10-0101 is our first peripheral kappa opioid analgesic product candidate. Preclinical trials suggest that ADL 10-0101 may be effective in treatment of inflammatory pain, itch and visceral pain. Because ADL 10-0101 was designed to have limited ability to cross the blood-brain barrier and enter the brain, we expect ADL 10-0101 to avoid central nervous system side effects at therapeutic doses.

  Visceral pain

   Visceral pain can be caused by inflammation or distention of abdominal organs as a result of surgical or diagnostic procedures or from acute or chronic disease. Preclinical data indicated that our peripheral kappa opioid analgesics were more effective than morphine and other narcotic analgesics for blocking pain in visceral organs. Data from the United States Centers for Disease Control and Prevention, or CDC, indicate that there are over 12 million annual visits to doctors offices for acute abdominal pain and 5.4 million GI endoscopy diagnostic procedures, a portion of which we believe will comprise our potential patient population for an injectable ADL 10-0101 product candidate.

   Development Stage. We completed a Phase I clinical trial of ADL 10-0101 in volunteers in the third quarter of 1999. In this study, the dose was increased until the expected dose-limiting adverse side effect was observed, namely, visual and auditory disturbances and unpleasant mood changes. In 2001, we completed a proof-of-concept Phase II clinical trial in six patients, using doses below those which caused adverse side effects in volunteers, to evaluate ADL 10-0101 in the treatment of moderate-to-severe visceral pain of chronic pancreatitis. In this trial, mean pain scores for patients receiving ADL 10-0101 were reduced by 38% and 64% at 30 minutes to four hours, respectively, after initiation of a 30 minute infusion of ADL 10-0101. The patients receiving placebo had reduction of 14% and 0%, respectively, at these same time periods. None of the patients reported central nervous system side effects.

  Three Phase II studies were initiated in 2001 to evaluate the ability of ADL 10-0101 to reduce acute or chronic visceral pain. All three studies utilized the same dose of ADL 10-0101 that was used in our first chronic pancreatitis pain study.

   The first study was in patients with chronic pain of pancreatitis. Fourteen patients were enrolled in the study, including five who received placebo and nine who received a single intravenous dose of ADL 10-0101 in a double-blind and placebo-controlled trial. Preliminary results indicate that ADL 10-0101 did not meet the primary endpoint of reduction in pain scores versus placebo. There was considerable variability in the pain scores within both the active and the placebo treatment groups. This study was different from the first chronic pancreatitis study in that the patients began the study with less pain, not all patients were being treated with opioid narcotics on a chronic basis, and patients were not trained to evaluate their pain scores versus an experimental pain stimulus prior to the beginning of the study. Three patients reported mild, but not dose-limiting, central nervous system side effects that were characterized by the investigator as possibly related to the ADL 10-0101.

   The second study was in three patients undergoing hysteroscopy. Patients were administered a single intravenous dose of ADL 10-0101 to evaluate the ability of ADL 10-0101 to reduce visceral pain caused by uterine distention. The primary endpoint in this study was adequacy of pain relief such that the patients would not require other medications for pain relief. All three patients required administration of additional analgesic and anesthetic agents to complete the procedure. Therefore, the primary clinical endpoint was not achieved. No adverse side effects were reported.

   The third study was a double-blind and placebo-controlled study in twenty patients undergoing routine colonoscopy to evaluate the ability of ADL 10-0101 to reduce pain resulting from distention of the colon. Ten patients received an infusion of ADL 10-0101 and ten patients received a placebo infusion. The primary endpoint was the number of patients receiving ADL 10-0101 who required the administration of no additional analgesic medication to complete the procedure. There were no clinically meaningful differences between the two groups in the study. No adverse side effects were reported.

   The four Phase II studies to date have used a single infusion of ADL 10-0101 and no patients reported dose-limiting adverse events. We plan to initiate additional Phase I studies to define the maximum tolerable dose of ADL 10-0101. Following these studies, we then plan to conduct additional Phase II clinical studies with higher doses of ADL 10-0101 to evaluate its ability to reduce pain caused by inflammation or distention of visceral organs.

  Inflammatory pain

   Inflammatory pain may be caused by burns, abrasions or surgical procedures. Minor inflammatory pain is currently treated with over-the-counter medications containing emollients or local anesthetics. Emollients are soothing but have little or no analgesic activity; local anesthetics have a relatively short duration of action and may be irritating to the skin. Moderate-to-severe inflammatory pain is frequently treated with NSAIDs or narcotic analgesics. We believe that ADL 10-0101 may produce greater analgesia with fewer side effects than existing medications for inflammatory pain. Data from the CDC indicate that there are over 44 million annual cases of inflammatory pain, a portion of which we believe will comprise our potential patient population for an injectable ADL 10-0101 product.

   Development Stage. We completed a pilot Phase I clinical trial, using doses below those that cause adverse side effects in volunteers, to assess safety and preliminary activity of ADL 10-0101 for relieving experimentally induced thermal burn pain. This study did not show a beneficial effect of ADL 10-0101. We may do further tests in a different inflammatory pain model or with higher doses after we complete the additional Phase I dose escalation safety studies.

  Dermal itch

   Dermal itch results from eczema, allergic dermatitis, or exposure to harsh chemicals or plants. Minor dermal itch is currently treated with over-the-counter medications containing emollients, local anesthetics, antihistamines, or corticosteroids. Local anesthetics may be irritating to the skin and corticosteroids cause skin thinning and other adverse effects with chronic use. Moderate-to-severe itch is frequently treated with prescription corticosteroids or with oral antihistamines, both of which may cause serious side effects when used acutely or chronically, including sedation and adverse effects on the immune system and on the regulation of normal body hormones. We believe that ADL 10-0101 for dermal itch may produce greater relief with fewer side effects than existing medications. Data from the CDC indicate that there are over 14 million annual cases of chronic dermal itch, a portion of which we believe will comprise our potential patient population for a dermal anti-itch product.

   Development Stage. Preclinical trials indicate that ADL 10-0101 may be active in treating itch. Based on these results, we completed a proof-of-concept Phase I clinical trial, using doses below those that cause adverse side effects in volunteers, to assess safety and preliminary activity of ADL 10-0101 for relieving experimentally induced poison ivy itch. In this trial, 53% of patients receiving an injection of ADL 10-0101 under the area of skin exposed to poison ivy reported "no itch" at five minutes after treatment compared to 13% of the placebo subjects at the same time period. None of the subjects reported central nervous system side effects. No additional development efforts are currently scheduled for this product candidate. We will continue to evaluate the further development of this product candidate and we may conduct future clinical studies in subjects with dermal itch or pruritus and we may consider developing a topical product. We may also consider outlicensing topical-dermal ADL 10-0101 products to another pharmaceutical company.

  Future preclinical and clinical research

   Based on preclinical studies which show that ADL 10-0101 has oral analgesic activity in animal pain and itch models, we may develop an oral formulation of ADL 10-0101 for future clinical studies.

   ADL 10-0116

   ADL 10-0116 is an orally active peripherally restricted kappa opioid analgesic compound. In preclinical inflammatory pain trials, ADL 10-0116 demonstrated a longer duration of action than ADL 10-0101 and was active when administered orally. As an orally-active compound, ADL 10-0116 may expand the market that can be achieved with ADL 10-0101 by treating acute and chronic pain conditions in clinical indications where an injectable product would not be used.

   Moderate-to-severe pain often requires the use of narcotic analgesics. Preclinical data indicated that our peripheral kappa opioid analgesics are as effective as narcotic analgesics for inflammatory pain and more effective than narcotic analgesics for blocking visceral pain due to colorectal, uterine, and cervical distention. Data from the CDC indicate that there are over 44 million patients who have chronic inflammatory musculoskeletal pain and 12 million cases of acute abdominal pain, a portion of which we believe will comprise our potential patient population for an oral peripheral kappa opioid analgesic product.

   Development Stage. We initiated a Phase I safety study with orally administered ADL 10-0116 in the fourth quarter of 2001. This study is ongoing. The results of this study will be used to select dosing levels for future multiple dose Phase I safety studies and for Phase II clinical efficacy trials.

  Preclinical kappa analgesic compound

   ADL 1-0398 is another orally active peripheral kappa opioid analgesic similar to ADL 10-0116. The compound is active in multiple types of inflammatory pain in preclinical trials. In addition, ADL 1-0398 has greater peripheral restriction than other peripheral kappa opioid analgesics.

   Development Stage. This product candidate has advanced to preclinical research. No additional development efforts on this product candidate are currently scheduled. We will continue to evaluate the further development of this product candidate.

 PERIPHERALLY RESTRICTED MU OPIOID ANALGESICS

  ADL 2-1294

   The active ingredient in all of our formulations of ADL 2-1294 is loperamide, the same active ingredient in the over-the-counter anti-diarrheal product, Imodium(R) A-D. The compound patent for loperamide has expired, but we have secured method-of-use and formulation patents for pain and itch indications. Loperamide, like morphine, is a potent mu opioid receptor stimulant. Unlike morphine, loperamide does not readily cross the blood-brain barrier to enter the central nervous system. The compound is also very poorly absorbed from the intestinal tract following oral administration. As a result, the compound does not cause sedation or depress respiratory function, is not considered to be addictive and is the only mu opioid agonist that is not scheduled as a controlled substance. When applied locally to sites of inflammation or irritation, ADL 2-1294 has been shown to be as active as morphine in preclinical models of inflammatory pain and is active in preclinical trials for the relief of itch. Pain from burns and other dermal injuries was selected as the initial clinical target for topical formulations of ADL 2-1294. We have also evaluated ophthalmic and injectable formulations for the treatment of pain. Santen Pharmaceutical Co., Ltd., of Japan, licensed the worldwide rights, except in South Korea and North Korea, to develop and market ADL 2-1294 ophthalmic formulations for ophthalmic pain. Kwang Dong Pharmaceutical Co., Ltd. licensed the right to develop and market dermal formulations of ADL 2-1294 in South Korea and North Korea for dermal pain.

   We received notification in December, 2001, that the Consumer Healthcare Division of GlaxoSmithKline, our former development partner for the commercialization of the dermal product candidate, was unable to obtain a significant difference between the ADL 2-1294 and placebo groups in a Phase II proof-of-concept clinical study in dermal itch of eczema. As a consequence, the rights to all dermal ADL 2-1294 products outside of Korea have reverted to Adolor. We may seek another partner to develop dermal ADL 2-1294 for pain or itch indications.

  Ophthalmic pain

   Eye drops containing corticosteroids or an anti-inflammatory NSAID are often used following corneal surgery or corneal abrasion but may inhibit wound healing and cause other adverse side effects. Our collaborators have demonstrated the efficacy of eye drops containing morphine for pain control following ophthalmic surgery. ADL 2-1294 activates the same receptors as morphine and has the competitive advantage that it is not a controlled substance and therefore will not have prescription restrictions imposed by the DEA. We believe that eye drops containing ADL 2-1294 will be more effective and produce fewer adverse side effects than current therapy. Data from the CDC indicate that there are 5.7 million annual cases of surgery on eyes or injury to the cornea, a portion of which we believe will comprise our potential patient population for an ophthalmic peripheral mu analgesic product.

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

   Based in part on preliminary data generated in our Phase I and Phase II trials, Santen Pharmaceutical Co., Ltd., licensed the rights in April, 2000, to develop and market ADL 2-1294 formulations for ophthalmic pain on a worldwide basis except in North and South Korea. Santen is currently conducting preclinical safety studies on proprietary opthalmic formulations.

  Dermal pain

   Dermal pain may be caused by trauma, burns, abrasions or surgical procedures. Minor dermal pain is currently treated with over-the-counter medications containing emollients or local anesthetics. Moderate-to-severe dermal pain is frequently treated with NSAIDs or narcotic analgesics. We believe that a topical formulation of ADL 2-1294 for dermal pain may produce greater analgesia with fewer adverse events than existing medications. Data from the CDC indicate that there are 14.5 million annual cases of dermal pain requiring emergency room treatment, a portion of which we believe will comprise our potential patient population for a topical ADL 2-1294 dermal analgesic product.

   Development Stage. In our Phase I clinical trials, topically applied ADL 2-1294 demonstrated statistically significant analgesic efficacy in burn pain (P<0.05) without dermal or systemic adverse events. We initiated a Phase II study evaluating efficacy in treating pain associated with skin graft surgery but stopped the study because of slow enrollment.

   Following the termination of our licensing agreement with the Consumer Healthcare Division of GlaxoSmithKline, we may seek another partner for the development of ADL 2-1294 for dermal pain.

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

   Development Stage. Following the termination of our licensing agreement with the Consumer Healthcare Division of GlaxoSmithKline, we may seek another partner for the development of ADL 2-1294 for this indication.

  Joint pain

   Joint pain after arthroscopic surgery limits mobility and recovery. Injection of morphine into a joint can reduce pain and speed recovery from arthroscopic surgery. ADL 2-1294 demonstrated analgesic activity in preclinical studies of joint pain. We have incorporated ADL 2-1294 into two prototypic formulations suitable for delivery to joints following surgical procedures. These formulations may also provide benefits after injection into painful inflamed joints as an alternative to cortisone therapy. In addition, preclinical safety studies found no dose-limiting adverse advents that would prevent advancement into clinical development. Market research indicates that, in the United States, there are 1.1 million outpatient arthroscopic knee surgical procedures and 2.7 million patients who receive local injections of corticosteroids for joint pain, a portion of which we believe will comprise our potential patient population for a long-acting analgesic injectable product.

   Development stage. We have conducted preliminary preclinical formulation and safety studies in animals. No additional development efforts on this product candidate are currently scheduled. We will continue to evaluate the further development of this product candidate or we may outlicense this project to another pharmaceutical company.

 CENTRALLY-ACTIVE ORAL ANALGESICS

   We expect centrally-acting narcotic analgesics to be more useful than peripheral opioid analgesics in a number of non-inflammatory painful conditions such as nerve damage or neuropathic pain as well as certain types of cancer pain. However, morphine and other narcotic analgesics have dose-limiting side effects that limit their effectiveness. One of our longer-term goals is to use our technology to create centrally-acting opioid analgesics with significantly fewer side effects or greater efficacy to more effectively treat non-inflammatory indications that would be particularly responsive to opioid analgesics.

  Alvimopan Combination With Narcotic Opioid Analgesic;

   Nausea or vomiting occurs in up to 33% of patients who receive oral narcotic analgesics and in up to 80% of patients who receive injectable narcotic analgesics following surgery or trauma. This is due in part to direct effects of narcotic analgesics on the GI tract. Data from one of our Phase I clinical trials suggested that alvimopan may reduce the severity of nausea caused by morphine. In addition, data from one of our Phase II postoperative ileus trial showed that the higher dose of alvimopan produced more than a 50% reduction in moderate-to-severe postoperative nausea compared to placebo-treated patients (P=0.003) and that it completely eliminated postoperative vomiting (P=0.026) in patients receiving intravenous narcotic analgesics for postoperative pain control. We believe that a single oral dosage form combining both alvimopan and a short acting oral narcotic analgesic, in fixed doses, has the potential to produce a new narcotic analgesic combination product that produces less nausea and vomiting than currently available narcotic analgesics.

   Development Stage. We conducted a Phase I clinical trial to evaluate the ability of alvimopan to block morphine-induced nausea, but the amount of nausea experienced by both placebo and alvimopan treated subjects in this trial was much lower than expected and insufficient to make any conclusions about the effectiveness of alvimopan. We plan to continue research and development of this combination product in the future.

 Centrally-active kappa agonist analgesic

   We believe that it may be possible to avoid the serious central nervous system adverse events that were reported with kappa opioid product candidates that were being developed by other companies by using compounds that stimulate kappa opioid receptors in the brain in the same manner that a naturally occurring substance (a peptide) does. To find small synthetic organic molecules that are not peptides but have the same effect as the natural peptides, we have designed and constructed artificial kappa opioid receptors to use as discovery tools. These artificial receptors allow us to identify kappa compounds that interact with different parts of the kappa receptor and, we hope, have kappa analgesic activity without adverse central nervous system side effects.

 Other preclinical research programs

   In December 2001, we were awarded three Small Business Innovation Research
(SBIR) grants from the National Institutes of Health to fund research into novel compounds for pain relief.

   The first SBIR award was a Phase II grant for approximately $1.28 million for research on "Novel Antagonists of the ORL-1 Receptor." This grant will support research on novel small molecule antagonists of the ORL-1 receptor and to determine the ability of the compounds to relieve inflammatory and neuropathic pain. Compounds that demonstrate specific interactions with the ORL-1 receptor have the potential to treat chronic pain without the side effects observed in patients treated with traditional opioid narcotics. In addition, these compounds may prove useful in the clinical management of various forms of neuropathic pain, for which there is currently no widely effective therapy to meet this unmet medical need.

   The second SBIR award was a Phase I grant of $106,026 for research on "Discovery of Kappa Opioid Analgesics Using Chimeric Receptors." This grant will support research focusing on the use of an artificial receptor designed to identify small molecule drug candidates that activate kappa opioid receptors in the same manner as a naturally occurring peptide in the human brain. Interaction of such small molecules with kappa opioid receptors in the brain has the potential to yield a new class of potent pain relievers that circumvent central nervous system side effects, which previously prevented the development of centrally acting kappa agonists.

   The third SBIR award was a Phase I grant of $157,110 for research on "Development of Novel Cannabinoid Receptor Agonists as Analgesics." This grant will fund research focusing on the discovery and development of novel small molecule activators of cannabinoid receptors expressed on peripheral nerves. Recent studies have shown that molecules that activate these receptors may be useful in treating visceral and inflammatory pain without the abuse potential associated with the use of marijuana.

Commercialization Strategy

   We have developed a commercialization strategy that combines strategic alliances with major pharmaceutical partners to access markets outside the United States with a combination of co-promotion agreements with major pharmaceutical companies and our marketing and sales activities inside the United States. We pursue strategic relationships that are intended to offer us independence and flexibility in the development and commercialization of our products. We have chosen to license technology to major pharmaceutical companies that have broad marketing capabilities in therapeutic areas outside of our focus and to companies in geographic areas where we do not expect to have direct sales capabilities.

   Our marketing staff is conducting extensive market research and organizing and participating in advisory panels and thought leader consultant meetings relating to our alvimopan product candidates. Our scientific staff is organizing and facilitating scientific presentations at appropriate forums relating to postoperative ileus and opioid induced bowel dysfunction. Our alvimopan marketing plans for the management of postoperative ileus include a focus on medical education with targeted surgeons and hospital staff.

   We currently do not have a sales staff or a distribution capability. We are currently negotiating with pharmaceutical companies with a global presence to help us develop, market, sell and distribute alvimopan products in anticipation of marketing authorization approval by the relevant regulatory authorities.

   Our success in commercializing alvimopan and our other product candidates will be dependent in part, upon our ability to enter into collaborative marketing, sales and distribution arrangements with third parties. There can be no assurance that we will be successful in developing a sales force, entering into collaborative arrangements, penetrating the markets for any proposed products or achieving market acceptance of our products. There can be no assurance that any such marketing arrangements will be available on terms acceptable to us, if at all, that such third parties would perform adequately their obligations as expected, or that any revenue would be derived by us from such arrangements.

Our Strategic Relationships

 GlaxoSmithKline Affiliate

   In July 1999, we licensed worldwide rights (excluding South Korea and North Korea) to the development and commercialization of our product candidate ADL 2-1294 to SB Pharmaco Puerto Rico Inc., an affiliate of GlaxoSmithKline, for the topical indications of dermal pain and itch. In December 2001, we were notified by SB Pharmaco Puerto Rico Inc. of the termination of this license agreement. As a result of the termination, all rights to ADL 2-1294 have been returned to us. Under the license agreement, we received a total of $1,000,000 in license fees.

 Santen Pharmaceutical Co., Ltd.

   On April 25, 2000, we entered into a license agreement with Santen Pharmaceutical Co., Inc. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South and North Korea. Santen will pay us royalties on annual net sales of the products. A $500,000 payment was paid to us upon execution of the agreement. In October 2001, we received a $250,000 payment for progress made by Santen under this agreement.

   We retain the exclusive right to market and sell products, if any, developed under the license agreement in the United States to hospitals for emergency room physicians, and we retain a co-exclusive right with Santen to market and sell products, if any, in the United States to hospitals other than for emergency room physicians.

   Under the license agreement, we will receive up to an aggregate $5.5 million from milestone payments upon the satisfaction of certain clinical and regulatory milestones. In addition, we will receive royalties based on product sales, if any, and may receive up to an aggregate $2.5 million in sales bonuses if Santen reaches certain sales targets.

   Santen can terminate the agreement for any reason upon 60 days' written notice. If Santen terminates the license agreement, all of the rights granted to Santen will terminate and revert to us. In addition, we have the right to use Santen technology under terms negotiated in good faith.

 Eli Lilly and Company

   In June 1998, we entered into a license agreement with Roberts Laboratories Inc. under which we licensed the compound that is the basis of our alvimopan product candidates. Roberts subsequently merged with Shire Pharmaceuticals, plc. Roberts had licensed the compound from Eli Lilly and Company in November 1996. The license agreement affords us an exclusive worldwide license to make, use, sell or import the compound.

   Under the license agreement, we paid a $300,000 up-front license fee to Roberts, and Roberts is entitled to receive milestone payments upon the satisfaction of certain clinical and regulatory milestones. In addition, we are required to pay Eli Lilly a milestone payment on behalf of Roberts. Both Roberts and Eli Lilly will receive royalties based on product sales, if any. We will be responsible for all development costs. In 1999, we paid $300,000 to Roberts to exercise certain licensing rights as defined in the agreement. We may pay up to $1.9 million in additional future milestone payments under these agreements.

   Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations of Roberts' license agreement with Eli Lilly.

   The license agreement with Lilly expires upon the later of either the life of the last to expire of Lilly's patents encompassing the licensed compound or fifteen years from November 5, 1996. Upon expiration of the agreement, we will have a fully paid up license.

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

   We licensed from the University of California at Los Angeles the exclusive right to use cloned delta opioid receptors to discover new drug candidates. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2016.

   We licensed from the University of California at San Diego the right to develop and commercialize ADL 2-1294, loperamide, as a peripheral opioid analgesic for pain. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2015.

   We licensed from the University of Minnesota the right to develop and commercialize peripheral kappa opioid analgesics discovered at the University of Minnesota. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2017. In November 2001, we terminated this agreement.

   We licensed from Oregon Health Sciences University the right to use the human orphanin FQ opioid receptor ligand in our research program. The license expires in 2015.

   We licensed from Arch Development Corporation the exclusive right to use cloned mammalian kappa receptors to discover new drug candidates. The term of the license agreement is tied to the lifetime of the valid and existing patents licensed under the agreement and is currently expected to expire in 2017.

   We licensed from the National Institutes of Health the right to use the cloned human mu receptor on a nonexclusive basis for discovering new drug candidates. The license expires in 2011.

   In September 2001, the National Institutes of Health awarded us three Small Business Innovation Research (SBIR) grants to fund research into novel compounds for pain relief. The three grants will result in payments to us of approximately $1.54 million upon completion.

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

   Merck KGA is developing asimadoline (Phase II) as a peripherally selective kappa opioid analgesic for the treatment of pain associated with irritable bowel syndrome.

   Progenics Pharmaceutical, Inc., is developing methylnaltrexone, a peripheral mu opioid receptor antagonist, under an exclusive license from the University of Chicago. Progenics recently announced that they have initiated a Phase II study evaluating subcutaneous doses of methylnaltrexone in cancer patients for the treatment of opioid-induced constipation and that they plan to initiate clinical trials in both opioid-induced constipation and postoperative bowel dysfunction in 2002.

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

   As of December 31, 2001, we owned or had rights, whether by geography, by field or otherwise, to approximately 120 issued patents, of which 39 are issued in the United States and 81 are issued in foreign countries, and we own 23 United States patent applications and numerous foreign patent applications relating to technologies used in our business.

   We have or have licensed patents and patent applications related to (i) ADL 2-1294, (ii) peripheral kappa analgesics, (iii) alvimopan and (iv) opioid receptors and ligands. The patents related to ADL 2-1294 expire between 2015 and 2018. The patents related to kappa receptor analgesics expire between 2016 and 2019. The patents related to alvimopan expire between 2011 and 2013. The patents related to opioid receptors and ligands expire between 2015 and 2018. These expiration dates are all based on the presumption that the applicable maintenance fees are paid and the patents are not held to be invalid.

   The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:

  .the pending patent applications to which we have rights may not result in issued patents;

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

Manufacturing

   We currently do not have commercial or clinical trial manufacturing capabilities and do not intend to develop such capabilities for any product candidate in the near future. We plan to rely on third parties for the manufacture, packaging and distribution of alvimopan and our other product candidates.

   In August 2000, we entered into a development, scale up and supply agreement with Torcan Chemical Ltd. for supply of alvimopan for use in preclinical trials, clinical trials, stability batches for our alvimopan NDA submission and validation batches for use in alvimopan product intended for commercial distribution. In March 2001, we entered into a development, scale up and supply agreement with Girindus AG as a second manufacturer of alvimopan. The agreement with Girindus AG was amended in November 2001 to provide for the supply of alvimopan for use in our preclinical and clinical trials.

   Alvimopan finished capsules are manufactured and supplied to us by Pharmaceutics International Inc. under an agreement entered into in January 2001. Pursuant to this agreement Pharmaceutics International has also developed an alvimopan liquid-filled soft gelatin capsule.

   We require that all third party contract manufacturers and processors produce alvimopan active pharmaceutical ingredients and finished products in accordance with the FDA's current Good Manufacturing Practices and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers to protect our proprietary rights related to alvimopan and our other product candidates. We believe that the terms of each of our agreements with suppliers of active pharmaceutical ingredient and finished product candidates are comparable to the terms of similar agreements for similar products entered into by third parties.

   We contract with third party manufacturers for the preparation of compounds other than alvimopan for preclinical research. We intend to rely on third party manufacturers and packagers to produce larger quantities of active pharmaceutical ingredients for clinical development and to manufacture final drug products for both clinical development and commercial sale.

   Earlier stage new chemical entities are synthesized in our laboratories, and scaleup quantities and good manufacturing practices materials for preclinical toxicology evaluations are conducted by qualified third parties in strict compliance with cGMPs.

   There can be no assurance that our third party manufacturers and suppliers will be successful in the development, scale up and supply of alvimopam and our other product candidates. Any failures in this area could have a material adverse effect on our current and anticipated operations.

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

 The drug approval process:

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

  . Phase II/III: Data from Phase II clinical trials can be considered to fulfill Phase III criteria in certain situations. This can occur when a dose tested in a Phase II study is proven to be the optimal dose and this dose is also statistically more effective than placebo. Classification of the data as Phase III can only be determined after the study is complete and the data are analyzed.

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

Other regulatory requirements

   The FDA mandates that drugs be manufactured in conformity with cGMP regulations. If approval is granted, requirements for labeling, advertising, record keeping and adverse experience reporting will apply. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions. We may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, and import, export, and customs regulations. In addition, any of our products that contains one of our product candidates in combination with narcotic analgesics will be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescribing procedures. There can be no assurance that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

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

Employees

   As of December 31, 2001, we had 122 full-time employees and three part-time employees, including 24 employees with Ph.D. or M.D. degrees. One hundred and one of our employees are engaged in research and development activities. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2. PROPERTIES

   We currently occupy two suites with a combined 24,340 square feet of leased office and laboratory space in Malvern, Pennsylvania. The leases expire in May 2003 and October 2004. We also occupy approximately 20,000 square feet of additional office space in Exton, Pennsylvania, which accommodates our product development and administrative staff. The lease expires in October 2002. We believe that suitable space will be available, when needed, on commercially reasonable terms for any expansion requirements.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2001.

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

                                                                 High     Low
                                                                ------- -------
2000
November 13 through December 31,............................... $24.625 $14.875
2001
First Quarter.................................................. $22.625 $13.938
Second Quarter.................................................   29.32   13.36
Third Quarter..................................................   23.75    9.85
Fourth Quarter.................................................   19.10   14.30

   As of March 25, 2002, the last reported sale price for our common stock on the Nasdaq National Market was $12.04 per share.

   (b) Holders. As of March 25, 2002, there were approximately 206 holders of record of our common stock.

   (c) Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report. The consolidated statements of operations data except as otherwise indicated below for the three years ended December 31, 2001, and as of December 31, 2000 and 2001, are derived from our audited financial statements which are included elsewhere in this Report. The consolidated statements of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997, 1998 and 1999 are derived from audited financial statements not included in this Report. Historical results are not necessarily indicative of the results to be expected in the future and should be read in conjunction with the consolidated financial statements and notes thereto that are incorporated by reference into this Report.

   Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate the net loss allocable to common stockholders, net loss per share and the number of shares used in the computation of per share amounts.

                                         Years Ended December 31,
                                -----------------------------------------------
                                 1997      1998      1999      2000      2001
                                -------  --------  --------  --------  --------
                                   (In thousands, except per share data)
Consolidated Statements of
 Operations
Grant and license revenues....  $   --   $    150  $     11  $     44  $  1,387
Operating expenses incurred
 during the development stage:
Research and development......    3,700     7,074     7,398    15,884    36,005
General and administrative....    1,585     2,277     3,698     7,626    15,229
                                -------  --------  --------  --------  --------
Total operating expenses......    5,285     9,351    11,096    23,510    51,234
                                -------  --------  --------  --------  --------
Net interest income
 (expense)....................      486       385       404     2,228     7,440
                                -------  --------  --------  --------  --------
Net loss......................   (4,799)   (8,816)  (10,681)  (21,238)  (42,407)
Beneficial conversion feature
 on mandatorily redeemable
 convertible preferred stock..      --        --        --     48,906       --
Undeclared dividends
 attributable to mandatorily
 redeemable convertible
 preferred....................    1,408     1,704     2,430     4,103       --
                                -------  --------  --------  --------  --------
Net loss allocable to common
 stockholders.................  $(6,207) $(10,520) $(13,111) $(74,247) $(42,407)
                                =======  ========  ========  ========  ========
Basic and diluted net loss per
 share allocable to common
 stockholders.................  $ (6.80) $ (10.59) $ (12.55) $ (13.99) $  (1.42)
Shares used in computing basic
 and diluted net loss per
 share allocable to common
 stockholders.................      912       993     1,045     5,307    29,801
                                            As of December 31,
                                -----------------------------------------------
                                 1997      1998      1999      2000      2001
                                -------  --------  --------  --------  --------
                                              (In thousands)
Consolidated Balance sheet
 data
Cash, cash equivalents and
 short-term investments.......  $10,710  $ 12,046  $  5,264  $131,630  $156,444
Working capital...............    9,670    10,024     3,069   128,671   149,708
Total assets..................   11,508    12,773     6,258   135,610   164,182
Total long-term debt .........      174        66       --        215       --
Mandatorily redeemable
 convertible preferred stock..   21,375    30,475    33,000       --        --
Deficit accumulated during the
 development stage............  (11,507)  (20,322)  (31,004)  (52,242)  (94,649)
Total stockholders' equity
 (deficit)....................  (11,264)  (19,913)  (29,590)  129,040   152,781

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by forward-looking information due to factors discussed under "Item 1. Business" elsewhere in this Report.

Overview

   We have devoted substantially all of our resources since we began our operations in November 1994 to the discovery and development of proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $94.6 million through December 31, 2001. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses. We have five product candidates in Phase I through Phase III clinical trials.

   Our revenues in the near term are expected to consist primarily of milestone payments on certain of our product candidates licensed to others for development. These payments are dependent on continued successful development and achievement of certain clinical and regulatory milestones by licensees and will not, in any event, be material relative to our operating expenses. In the event that our development efforts or those of our licensees result in regulatory approval and successful commercialization of our product candidates, we will generate revenues from sales of our products and from the receipt of royalties on sales of licensed products. Product revenues will depend on our ability to receive regulatory approvals for, and successfully market, our product candidates. We may also finance our future operations with a combination of equity offering, payments for strategic research and marketing arrangement.

   We expect to incur additional operating losses for at least the next several years. Research, development and clinical trial costs relating to product candidates will continue to increase. Manufacturing, marketing and sales costs will increase as we prepare for the commercialization of alvimopan which, assuming regulatory approval, we expect to occur in 2003.

   We intend to expand our marketing activities in 2002 and 2003 in preparation for the establishment of a marketing and sales force for our product candidates in the United States. We may also rely on collaborations with pharmaceutical companies in the United States to market and sell certain of our product candidates. In international markets, we intend to rely on collaborations with pharmaceutical companies to market and sell our product candidates rather than establish our own sales force.

   The Company believes that its current financial resources and sources of liquidity are adequate to fund operations through the third quarter of 2003 based on a level of research and development and administrative activities necessary to achieve its short-term objectives.

   During 2001, the staff of the SEC released a cautionary advice regarding critical accounting policies and practices. The release defines critical policies and practices as items that are both most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Due to the nature of our operations and our current stage of development, we do not believe that we currently face the complex or subjective judgments inferred by the staff in the advice. As we progress in our development and move closer to product approval and commercial operation, we may face such issues which require increased levels of management estimation and complex judgment. Our practice of applying APB

Opinion No. 25 to account for our stock option plan rather than SFAS No. 123 could be considered to fall within the realm of this cautionary advice. Had we applied SFAS No. 123 our net loss allocable to common stockholders for the years ended December 31, 1999, 2000, 2001 would have been increased by approximately $239,253, $289,133, and $842,817, respectively (See footnote 8 to the consolidated financial statements).

   We enter into contracts with third party vendors to perform clinical trials and the manufacture of drug candidates. The Company recognizes these expenses based on the percentage of completion method to match the period in which they are incurred. These contracts can be terminated by either party.

Milestone Payments, Royalties and License Fees

   We paid Roberts Laboratories Inc., which merged with Shire Pharmaceuticals, plc, a total of $600,000 through December 31, 2001 for the exclusive worldwide license to alvimopan. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestones are achieved. Roberts licensed the rights to alvimopan from Eli Lilly, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive FDA approval to sell alvimopan. We will be required to pay royalties to Eli Lilly and Roberts on any sales of alvimopan.

   Under agreements with other institutions, we will reimburse those institutions for certain patent expenses incurred. In the aggregate these payments are not material.

Results of Operations

 Years Ended December 31, 2001 and 2000

   Grant and License Revenues. Our grant and license revenues were approximately $1.39 million and $43,860 for the years ended December 31, 2001 and 2000 respectively. Revenues recognized for the year ended December 31, 2001 consisted of a milestone payment of $500,000 from an affiliate of GlaxoSmithKline, $24,123 which is a portion of a deferred $500,000 license fee from the same affiliate, $438,596 which was the remaining balance of the deferred license fee received from the same affiliate in July 1999 as a non-refundable up-front payment upon signing the agreement, which was recorded as revenue upon termination of all continuing involvement, a milestone payment of $250,000 from Santen Pharmaceutical Co., Ltd. $26,316 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd., on signing an agreement in April 2000, and $80,071 from a portion of the Small Business Innovation Research (SBIR) grants awarded by the National Institutes of Health (NIH) in September 2001. Revenue recognized for the year ended December 31, 2000 consisted of $26,316 which is a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing an agreement in July 1999, and $17,544 which is a portion of the deferred $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing an agreement in April 2000. The revenues from Santen Pharmaceutical Co., Ltd. are being recognized on a straight line basis over the remaining life of the patents that were licensed in that collaboration.

   Research and Development Expenses. Our research and development expenses consisted primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation, allocated and direct facility expenses and other research expenses. Research and development expenses increased to approximately $36.0 million for the year ended December 31, 2001 from $15.9 million for the year ended December 31, 2000. This increase is primarily due to the increased costs associated with developing our product candidates and additional product candidates being researched as well as higher personnel costs resulting from increased staffing levels. For the twelve months ended December 31, 2001, the costs of conducting Phase I and Phase II clinical trials, the expansion in the Phase III clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $10.7 million compared to the same period in 2000. Laboratory costs increased by approximately $1.4 million compared to the same period in 2000. In addition, we paid license fees of approximately $0.3 million to Arch Development

Corporation and the National Institutes of Health in 2001. Database services increased by approximately $0.6 million in the twelve months ended December 31, 2001 compared to the same period in 2000. Personnel costs increased by approximately $4.3 million compared to the same period in 2000. Amortization of deferred stock-based compensation expenses increased by approximately $1.3 million in the twelve months ended December 31, 2001 compared to the same period in 2000. An increase in other expenses, including office rent and office expense of approximately $0.9 million, compared to the same period in 2000 resulted from an increase in office space because of additional personnel.

   General and Administrative Expenses. Our general and administrative expenses increased to approximately $15.2 million for the twelve months ended December 31, 2001 from approximately $7.6 million in the twelve months ended December 31, 2000, an increase of approximately $7.6 million. The increase is primarily due to approximately $1.0 million of higher payroll expenses related to additional personnel, approximately $0.9 million of higher amortization of deferred stock-based compensation expense, approximately $3.5 million of marketing expenses related to alvimopan, approximately $0.4 million of investor and public relations expenses, approximately $0.4 million of corporate legal fees, approximately $0.5 million in consulting fees, and increases of approximately $0.8 million for other expenses including insurance, office rent and office expense.

   Net Interest Income (Expense). Our interest income increased from approximately $2.3 million for the year ended December 31, 2000 to approximately $7.5 million for the year ended December 31, 2001 due to the investment returns on the proceeds from our initial public offering in November 2000 and a follow-on round of financing in May 2001. Our interest expense represents interest incurred on the financing of insurance premiums.

   Net Loss. Our net loss for the twelve months ended December 31, 2001 and 2000 was approximately $42.4 million and approximately $21.2 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II and Phase III clinical development of our product candidates, higher manufacturing costs for the clinical trial materials for alvimopan and increased staffing levels partially offset by higher revenues.

   Net Loss Allocable to Common Stockholders. For the year ended December 31, 2001, the net loss allocable to common stockholders was approximately $42.4 million, an amount equal to the net loss for the period. For the same period in 2000, the net loss allocable to common stockholders was approximately $74.2 million and included a net loss of approximately $21.2 million, a beneficial conversion feature on mandatorily redeemable convertible preferred stock of approximately $48.9 million and undeclared dividends attributable to mandatorily redeemable convertible preferred stock of approximately $4.1 million. Therefore, the net loss allocable to common stockholders decreased by approximately $31.8 million for the period ended December 31, 2001 compared to the same period in 2000 due to the non-recurring items in 2000.

 Years Ended December 31, 2000 and 1999

   Grant and License Revenues. Our grant and license revenues were $43,860 and $10,965 for the years ended December 31, 2000 and 1999, respectively. Revenues recognized for the year ended December 31, 2000 consisted of $26,316 which is a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing that agreement in July 1999, and $17,544 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000. Revenue recognized for the year ended December 31, 1999 consisted of a portion of the $500,000 license fee received from the affiliate of the GlaxoSmithKline agreement signed in July 1999. These revenues were recognized on a straight line basis over the remaining life of the patents that were licensed in those collaborations.

   Research and Development Expenses. Our research and development expenses consist primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expenses. Research and development expenses increased to approximately $15.9 million for the year ended December 31, 2000 from approximately $7.4 million for the year ended December 31, 1999. This increase is primarily due to the costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels. In the year 2000, the costs of conducting

Phase I, Phase II and the initiation of Phase III clinical trial activities and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $4.9 million compared to the same period in 1999. Personnel costs increased by approximately $1.6 million in the year ended December 31, 2000 compared to the same period in 1999. Amortization of deferred stock-based compensation expenses increased by approximately $1.7 million in the year ended December 31, 2000 compared to the same period in 1999. However, clinical development costs for ADL 2-1294 decreased by approximately $0.8 million for the year ended December 31, 2000 compared to the same period in 1999 because the affiliate of GlaxoSmithKline and Santen became responsible for those costs.

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

   Net Interest Income (expense). Our interest income increased from $424,667 for the year ended December 31, 1999 to approximately $2.3 million for the year ended December 31, 2000 due to investment returns on the proceeds from the sale of our initial public offering in November 2000 and the sale of Series G and H preferred stock in January 2000 and July 2000, respectively. Our interest expense represents interest incurred on our equipment financing facility and the financing of insurance premiums.

   Net Loss. Our net loss for the years ended December 31, 1999 and 2000 was approximately $10.7 million and $21.2 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase II clinical development and manufacturing costs for alvimopan, increased staffing levels and costs for the postponed initial public offering.

   Net Loss Allocable to Common Stockholders. Our net loss allocable to common stockholders was approximately $13.1 million for the year ended December 31, 1999 compared to approximately $74.2 million in the same period of 2000. The increase of approximately $61.1 million reflects the increase in the net loss of $10.5 million, an increase in undeclared dividends and accretion of offering costs related to the convertible preferred stock of $1.7 million and a beneficial conversion feature on Series G and H mandatorily redeemable convertible preferred stock of $12.3 million and $36.6 million, respectively.

   Beneficial Conversion Feature. In January 2000, we sold 12,306,000 shares of Series G mandatorily redeemable convertible preferred stock for net proceeds of $12.3 million. In July 2000, we sold 23,921,425 shares of Series H mandatorily redeemable convertible preferred stock for net proceeds of $36.6 million. After evaluating the fair value of our common stock in contemplation of our initial public offering, we determined that the issuance of the Series G and H mandatorily redeemable convertible preferred stock resulted in a beneficial conversion feature calculated in accordance with Emerging Issues Task Force consensus No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features." Because the shares of Series G and H mandatorily redeemable convertible preferred stock were issued below the deemed fair value of our common stock, a beneficial conversion feature of $48.9 million was reflected in calculating the net loss allocable to common shareholders for the year ended December 31, 2000.

Liquidity and capital resources

   As of December 31, 2001, we had cash, cash equivalents and short term investments of approximately $156.4 million, and working capital was approximately $149.7 million.

   From inception through December 31, 2001, net cash used in operating activities was approximately $74.4 million. Net cash used in investing activities since inception was approximately $5.4 million for the acquisition of laboratory equipment, leasehold improvements and furniture and fixtures and office equipment, and $105.7 million for net purchases of short-term investments.

   From inception through December 31, 2001, we financed our operations primarily from the net proceeds generated from the issuance of mandatorily redeemable convertible preferred stock (preferred stock), the issuance of common stock in our initial public offering and the issuance of common stock in a follow-on offering.

   Through December 31, 2000, we had received total net proceeds of approximately $79.1 million from the sales of mandatorily redeemable convertible preferred stock. On November 13, 2000 and November 30, 2000, we received net proceeds of approximately $95.4 million from the sale of common stock, including the exercise of the over-allotment option, from our initial public offering. In May 2001, we received net proceeds of approximately $59.0 million in a follow-on round of financing.

   Our capital expenditures in the year 2001 were approximately $2.9 million.

   We lease three corporate and research and development facilities and other equipment under operating leases expiring in October 2002, May 2003 and October 2004. Current total minimum annual payments under these leases are $893,068 for 2002, $258,153 for 2003 and $72,127 for 2004.

   Research and development expenditures, including clinical trial expenses, are expected to increase as we continue to develop our product candidates. We expect that our operating expenses and capital expenditures will increase in future periods as a result of the manufacturing scale-up in anticipation of commercialization of our product candidates, assuming we receive the necessary regulatory approvals. The initiation of commercial activities will require the hiring of additional staff to coordinate contract-manufacturing services at multiple locations. Sales and marketing activities will require hiring and training of a sales and marketing staff in 2002 and 2003. As of December 31, 2001, we may be required to pay up to an aggregate of $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements (including our agreement with Lilly). We also intend to hire additional research and development, clinical and administrative staff. Our capital expenditure requirements will depend on numerous factors, including the progress of our research and development programs, the time required to file and process regulatory approval applications, the development of commercial manufacturing capability, the ability to obtain additional licensing arrangements, and the demand for our product candidates, if and when approved by the FDA or other regulatory authorities.

   In summary, the following represents our contractual obligations as of December 31, 2001:

Contractual Obligations

                                        Less than   1-3
                                Total    1 year    years  4-5 years Thereafter
                              --------- --------- ------- --------- ----------
Long-Term Debt...............   214,819   214,819      --      --       --
Operating Leases............. 1,223,348   893,068 258,153  72,127       --
                              --------- --------- -------  ------      ---
Total Contractual Cash
 Obligations................. 1,438,167 1,107,887 258,153  72,127       --
                              ========= ========= =======  ======      ===

(1) This table does not include any milestone payments under agreements we have entered into in relation to our in-licensed technology, as the timing and likelihood of such payments are not known. Also, minimum annual research expenditures pursuant to such license agreements have been excluded from this table as we expect to spend those amounts as we progress the development of the underlying technologies.

   Future compensation expense relating to all options outstanding at December 31, 2001 is estimated to be approximately $5,095,325, $4,788,852 and $1,643,520 for the years ending December 31, 2002, 2003 and 2004, respectively. Compensation expense relating to the non-employee portion of options granted is subject to change each reporting period based upon changes in the fair value of our common stock, estimated volatility and the risk free interest rate until the non-employee completes his or her performance under the option agreement.

   We expect that we will require significant additional financing in the future to fund operations. We do not know whether additional financing will be available when needed, or that if available, we will obtain financing on terms favorable to our stockholders or to us. We have used substantial amounts of cash to date and expect capital outlays and operating expenditures to increase over the next several years as we expand our infrastructure, research and development activities and marketing activities.

   We believe that existing cash and investment securities and anticipated cash flow from existing collaborations will be sufficient to support our current operating plan through the third quarter of 2003. We have based this estimate on assumptions that may prove to be wrong. Our future capital requirements depend on many factors that affect our research, development and sales and marketing activities.

   To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. To the extent we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we will not be able to continue developing our product candidates.

   Additional financing may not be available on acceptable terms from any source as a result, of among other factors, our inability to file and obtain regulatory approval of our product candidates, our inability to achieve commercial acceptance of our product candidates if approved, our inability to generate revenue through our existing collaborative agreements, our inability to enter into new collaborative agreements and our inability to file, prosecute, defend and enforce any patent claims or any intellectual property rights.

Income Taxes

   As of December 31, 2001 we had approximately $30,052,000 of Federal and $30,888,000 of state net operating loss carryforwards available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2009 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation. At December 31, 2001, we also had approximately $1,387,000 of Federal and $48,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

Recently Issued Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS No. 141 will not have an impact on our historical consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will not have an impact on our consolidated financial statements because we have no goodwill or intangible assets.

   In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the recognition of a liability for an asset retirement obligation in the period in which it occurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statutes or contracts. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have an impact on its consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

   We are required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. We do not expect the adoption of SFAS No. 144 for assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effects that the adoption of these provisions of SFAS No. 144 will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2001 was $106.4 million and the weighted-average interest rate was approximately 3.96%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   The Company incorporates by reference the information contained under the captions "Election of Directors, Item 1 on Proxy Card", "Executive Officers of the Registrant" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its Definitive Proxy Statement relative to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION
   The Company incorporates by reference the information contained under the caption "Compensation Table" in its Definitive Proxy Statement related to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
   The Company incorporates by reference the information contained under the caption "Security Ownership of Certain Beneficial Owners and Directors and Officers" in its Definitive Proxy Statement related to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) the Securities Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   The Company incorporates by reference the information contained under the caption "Certain Relationships and Related Transactions" in its Definitive Proxy Statement related to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to
Section 14(a) the Securities Exchange Act of 1934, as amended.

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

     Reference is made to the Exhibit Index on page 36.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Date: March 28, 2002                   Adolor Corporation

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

             Signature                              Title                      Date
             ---------                              -----                      ----

         /s/ John J. Farrar          President, Chief Executive Officer   March 28, 2002
____________________________________  and Director (Principal Executive
           John J. Farrar             Officer)

        /s/ Peter J. Schied          Senior Vice President, Chief         March 28, 2002
____________________________________  Financial Officer and Secretary
          Peter J. Schied             (Principal
                                      Financial Officer)

        /s/ Ellen M. Feeney          Director                             March 28, 2002
____________________________________
          Ellen M. Feeney

          /s/ Paul Goddard           Director                             March 28, 2002
____________________________________
            Paul Goddard

        /s/ David M. Madden          Director                             March 28, 2002
____________________________________
          David M. Madden

        /s/ Robert T. Nelsen         Director                             March 28, 2002
____________________________________
          Robert T. Nelsen

         /s/ Claude H. Nash          Director                             March 28, 2002
____________________________________
           Claude H. Nash

                                 EXHIBIT INDEX

     The following is a list of exhibits required by Item 601 of Regulation S-K filed as part of this Report. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

 Exhibit
 Number                                Description
 -------                               -----------
   3.1   Amended and Restated Certificate of Incorporation of Adolor
         (incorporated by reference to Exhibit 3.1 to the Report on Form 10-Q filed by the Company on August 14, 2001).

   3.2 Restated Bylaws of Adolor (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K filed by the Company on April 2, 2001).

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

  10.1   Form of Amended and Restated 1994 Equity Compensation Plan
         (incorporated by reference to Exhibit 10.1 to the Report on 10-Q filed by the Company on August 14, 2001).***

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

  10.7   Letter Agreement between Opian Pharmaceuticals, Inc. and John J.
         Farrar, dated October 9, 1994 (incorporated by reference to Exhibit
         10.7 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000).***

  10.8   Letter Agreement between Adolor and Alan L. Maycock dated January 6,
         1995 (incorporated by reference to Exhibit 10.8 to Amendment No. 8 to the Registration Statement filed by the Company on October 23,
         2000).***

  10.9   Letter Agreement between Adolor and Peter J. Schied dated April 23,
         1997 (incorporated by reference to Exhibit 10.9 to Amendment No. 8 to the Registration Statement filed by the Company on October 23,
         2000).***

  10.10  Letter Agreement between Adolor and Andrew Reddick dated March 27,
         2000 (incorporated by reference to Exhibit 10.10 to Amendment No. 8 to the Registration Statement filed by the Company on October 23,
         2000).***


 Exhibit
 Number                               Description
 -------                              -----------
  10.12  Letter Agreement between Adolor and Pacific Growth Equities, Inc., dated May 2, 2000 (incorporated by reference to Exhibit 10.12 to
         Amendment No. 9 to the Registration Statement filed by the Company on
         November 8, 2000).

  23.1   Consent of KPMG LLP.*

--------
    *Filed herewith.
   **Confidential Treatment Granted.
  ***A management contract or compensatory plan or arrangement.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

   The following Consolidated Financial Statements, and the related Notes thereto, of Adolor Corporation and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                           Page
                                                                           ----
Independent Auditors' Report.............................................. F-2
Financial Statements:
  Consolidated Balance Sheets at December 31, 2000 and 2001............... F-3
  Consolidated Statements of Operations for the years ended December 31,
   1999, 2000 and 2001, and for the period from August 9, 1993 (Inception)
   to December 31, 2001................................................... F-4
  Consolidated Statements of Comprehensive Loss for the years ended
   December 31, 1999, 2000 and 2001, and for the period from August 9,
   1993 (Inception) to December 31, 2001.................................. F-5
  Consolidated Statements of Stockholders' Equity (Deficit) for the period from August 9, 1993 (Inception) to December 31, 1998, and for the years ended December 31, 1999, 2000 and 2001................................. F-6
  Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 2000 and 2001, and for the period from August 9, 1993 (Inception)
   to December 31, 2001................................................... F-8
  Notes to Consolidated Financial Statements.............................. F-9

                         Independent Auditors' Report

The Board of Directors and Stockholders
Adolor Corporation:

   We have audited the accompanying consolidated balance sheets of Adolor Corporation (a development-stage company) and Subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001 and for the period from August 9, 1993 (Inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adolor Corporation (a development-stage company) and Subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, and for the period from August 9, 1993 (Inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                    /s/ KPMG LLP

Philadelphia, Pennsylvania
February 15, 2002

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,   December 31,
                                                       2000           2001
                                                   -------------  ------------
                      Assets
Current assets:
 Cash and cash equivalents........................ $  67,392,849  $ 50,017,499
 Short-term investments...........................    64,237,605   106,426,917
 Prepaid expenses and other current assets........     2,503,248     4,234,509
                                                   -------------  ------------
  Total current assets............................   134,133,702   160,678,925
 Equipment and leasehold improvements, net........     1,390,450     3,420,576
 Other assets.....................................        86,007        82,035
                                                   -------------  ------------
  Total assets.................................... $ 135,610,159  $164,181,536
                                                   =============  ============
      Liabilities and Stockholders' Deficit
Current liabilities:
 Notes payable--current portion................... $     521,053  $    214,819
 Accounts payable.................................     1,696,975     2,294,545
 Accrued expenses.................................     3,192,533     8,434,747
 Deferred licensing fees..........................        52,632        26,316
                                                   -------------  ------------
  Total current liabilities.......................     5,463,193    10,970,427
 Notes payable, less current portion..............       214,819           --
 Deferred licensing fees..........................       892,543       429,824
                                                   -------------  ------------
  Total liabilities...............................     6,570,555    11,400,251
                                                   -------------  ------------
Commitments
Stockholders' equity:
 Series A Junior Participating preferred stock,
  $0.01 par value, 35,000 shares authorized, none
  issued and outstanding..........................           --            --
 Preferred stock, $0.01 par value; 1,000,000
  shares authorized; none issued and outstanding..           --            --
 Common stock, par value $.0001 per share;
  99,000,000 shares authorized; 27,944,852 and
  31,104,304 shares issued and outstanding at
  December 31, 2000 and 2001, respectively........         2,794         3,110
 Additional paid-in capital.......................   200,335,775   259,043,017
 Notes receivable for stock options...............    (1,056,488)     (818,046)
 Deferred compensation............................   (18,125,961)  (11,527,697)
 Unrealized gains on available for sale
  securities......................................       125,581       730,228
 Deficit accumulated during the development
  stage...........................................   (52,242,097)  (94,649,327)
                                                   -------------  ------------
  Total stockholders' equity......................   129,039,604   152,781,285
                                                   -------------  ------------
  Total liabilities and stockholders' equity...... $ 135,610,159  $164,181,536
                                                   =============  ============


          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     Years ended December 31, 1999, 2000 and 2001, and for the period from
                August 9, 1993 (inception) to December 31, 2001

                                                                  Period from
                                                                   August 9,
                                                                      1993
                                                                  (inception)
                                Year ended December 31,                to
                          --------------------------------------  December 31,
                              1999         2000         2001          2001
                          ------------  -----------  -----------  ------------
Grant and license
 revenues...............  $     10,965       43,860    1,386,803     1,591,611
                          ------------  -----------  -----------  ------------
Operating expenses in-
 curred during the
 development stage:
  Research and
   development..........     7,398,468   15,884,100   36,005,044    75,967,086
  General and
   administrative.......     3,697,484    7,626,455   15,229,041    31,462,979
                          ------------  -----------  -----------  ------------
    Total operating
     expenses...........    11,095,952   23,510,555   51,234,085   107,430,065
                          ------------  -----------  -----------  ------------
Other income (expense):
  Interest income.......       424,667    2,282,907    7,480,587    11,472,073
  Interest expense......       (21,142)     (54,620)     (40,535)     (282,946)
                          ------------  -----------  -----------  ------------
                               403,525    2,228,287    7,440,052    11,189,127
                          ------------  -----------  -----------  ------------
Net loss................   (10,681,462) (21,238,408) (42,407,230)  (94,649,327)
Undeclared dividends and
 accretion of offering
 costs attributable to
 mandatorily redeemable
 convertible preferred
 stock..................     2,429,884    4,102,796          --     10,546,314
Beneficial conversion
 feature on mandatorily
 redeemable convertible
 preferred stock........           --    48,905,779          --     48,905,779
                          ------------  -----------  -----------  ------------
Net loss allocable to
 common stockholders....  $(13,111,346) (74,246,983) (42,407,230) (154,101,420)
                          ============  ===========  ===========  ============
Basic and diluted net
 loss per share alloca-
 ble to
 common stockholders
 (note 2)...............  $     (12.55)      (13.99)       (1.42)
                          ============  ===========  ===========
Shares used in computing
 basic and diluted net
 loss per share alloca-
 ble to common stock-
 holders (note 2).......     1,044,571    5,307,375   29,801,136
                          ============  ===========  ===========

          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                 Years ended December 31, 1999, 2000 and 2001, and the period August 9, 1993 (Inception) to December 31, 2001

                                                                    Period from
                                                                   August 9, 1993
                                Years ended December 31,           (inception) to
                         ----------------------------------------   December 31,
                             1999          2000          2001           2001
                         ------------  ------------  ------------  --------------
Net loss................ $(10,681,462) $(21,238,408) $(42,407,230)  $(94,649,327)
                         ------------  ------------  ------------   ------------
Other comprehensive
 income (loss):
  Unrealized gains on
   available for sale
   securities...........          --        125,581       604,647        730,228
  Realized gain on
   available for sale
   securities...........          --            --       (119,862)      (119,862)
                         ------------  ------------  ------------   ------------
  Comprehensive loss.... $(10,681,462) $(21,112,827) $(41,922,445)  $(94,038,961)
                         ------------  ------------  ------------   ------------




          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

  For the period from August 9, 1993 (Inception) to December 31, 1998, for the
                                  years ended
                       December 31, 1999, 2000, and 2001

                                                                                       Unrealized   Deficit
                                Common stock                                            gain on   accumulated       Total
                              ----------------- Additional                             available   during the   stockholders'
                                Number            paid-in      Notes       Deferred     for sale  development      equity
                              of shares  Amount   capital    receivable  compensation  securities    stage        (deficit)
                              ---------- ------ -----------  ----------  ------------  ---------- ------------  -------------
Inception, August 9,
 1993.....................           --   $--           --          --           --         --             --            --
Issuance of common stock
 to founder in November
 1994 at $.001 per share..       100,000    10       12,490         --       (12,400)       --             --            100
Issuance of restricted
 stock in
 November 1994 and May 1996..    565,411    57       72,355         --       (66,767)       --             --          5,645
Issuance of common stock
 for technology license
 agreements in December
 1995 at $.125 per share..        50,000     5        6,245         --           --         --             --          6,250
Value attributed to
 issuance of warrants.....           --    --        60,000         --           --         --             --         60,000
Exercise of common stock
 options..................       310,807    31       60,395         --           --         --             --         60,426
Deferred compensation
 resulting from grant
 of options...............           --    --       491,009         --      (491,009)       --             --            --
Amortization of deferred
 compensation.............           --    --           --          --       277,019        --             --        277,019
Net loss..................           --    --           --          --           --         --     (20,322,227)  (20,322,227)
                              ---------- -----  -----------  ----------  -----------    -------   ------------   -----------
Balance, December 31,
 1998.....................     1,026,218   103      702,494         --      (293,157)       --     (20,322,227)  (19,912,787)
Issuance of common stock
 for services in April
 1999 at $3.736 per
 share....................         3,570   --        13,339         --           --         --             --         13,339
Exercise of common stock
 options..................        25,224     3        7,990         --           --         --             --          7,993
Deferred compensation
 resulting from grant of
 options..................           --    --     2,806,195         --    (2,806,195)       --             --            --
Amortization of deferred
 compensation.............           --    --           --          --       982,708        --             --        982,708
Net loss..................           --    --           --          --           --         --    (10,681, 462)  (10,681,462)
                              ---------- -----  -----------  ----------  -----------    -------   ------------   -----------
Balance, December 31,
 1999.....................     1,055,012   106    3,530,018         --    (2,116,644)       --     (31,003,689)  (29,590,209)
Notes grantd to employees
 for stock options........           --    --           --   (1,056,488)         --         --             --     (1,056,488)
Accretion of Series H
 preferred stock issuance
 costs....................           --    --      (281,794)        --           --         --             --       (281,794)
Exercise of common stock
 options..................     1,171,419   116    1,393,123         --           --         --             --      1,393,239
Unrealized gain on
 investments..............           --    --           --          --           --     125,581            --        125,581
Conversion of preferred
 shares...................    18,818,421 1,882   80,381,821         --           --         --             --     80,383,703
Net Proceeds from Initial
 Public Offering..........     6,900,000   690   95,375,779         --           --         --             --     95,376,469
Deferred compensation
 resulting from grant of
 options..................           --    --    19,936,828         --   (19,936,828)       --             --            --
Amortization of deferred
 compensation.............           --    --           --          --     3,927,511        --             --      3,927,511
Net loss..................           --    --           --          --           --         --     (21,238,408)  (21,238,408)
                              ---------- -----  -----------  ----------  -----------    -------   ------------   -----------
Balance, December 31,
 2000.....................    27,944,852 2,794  200,335,775  (1,056,488) (18,125,961)   125,581    (52,242,097)  129,039,604
Payments on notes granted
 to employees for
 stock options............           --    --           --      156,839          --         --             --        156,839
Interest receivable
 converted to principal on
 employee notes                      --    --           --      (69,339)         --         --             --        (69,339)

          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--Continued

  For the period from August 9, 1993 (inception) to December 31, 1998, for the years ended
                        December 31, 1999, 2000 and 2001

                                                                                    Unrealized   Deficit
                            Common stock                                             gain on   accumulated      Total
                          ------------------  Additional                            available  during the   stockholders'
                          Number of             paid-in      Notes      Deferred     for sale  development     equity
                            shares    Amount    capital    receivable compensation  securities    stage       (deficit)
                          ----------  ------  -----------  ---------- ------------  ---------- -----------  -------------
Forfeiture of stock
 options................     (67,303)     (7)  (1,124,660)   150,942      973,725        --            --            --
Exercise of common stock
 options................     226,755      23      307,313        --           --         --            --        307,336
Unrealized gain on
 investments............         --      --           --         --           --     604,647           --        604,647
Net proceeds from
 issuance of newly
 registered shares of
 common stock...........   3,000,000     300   58,962,347        --           --         --            --     58,962,647
Deferred compensation
 resulting from grant of
 options................         --      --       562,242        --      (562,242)       --            --            --
Amortization of deferred
 compensation...........         --      --           --         --     6,186,781        --            --      6,186,781
Net loss................         --      --           --         --           --         --    (42,407,230)  (42,407,230)
                          ----------  ------  -----------   --------  -----------    -------   -----------   -----------
Balance, December 31,
 2001...................  31,104,304  $3,110  259,043,017   (818,046) (11,527,697)   730,228   (94,649,327)  152,781,285
                          ==========  ======  ===========   ========  ===========    =======   ===========   ===========


          See accompanying notes to consolidated financial statements.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     Years ended December 31, 1999, 2000 and 2001, and for the period from
                August 9, 1993 (inception) to December 31, 2001

                                                                   Period from
                                                                  August 9, 1993
                                Year ended December 31,           (inception) to
                         ---------------------------------------   December 31,
                             1999         2000          2001           2001
                         ------------  -----------  ------------  --------------
Net cash flows from
 operating activities:
Net loss...............  $(10,681,462) (21,238,408)  (42,407,230)   (94,649,327)
 Adjustments to
  reconcile net loss to
  net cash used in
  operating activities:
 Non-cash compensation
  expense..............       982,708    3,927,511     6,186,781     11,374,019
 Non-cash warrant
  value................           --           --            --          60,000
 Depreciation and
  amortization
  expense..............       267,622      375,871       873,691      1,964,676
 Issuance of common
  stock for technology
  license agreements...           --           --            --           6,250
 Changes in assets and
  liabilities:
  Prepaid expenses and
   other current
   assets..............       (68,184)  (2,312,355)   (1,731,261)    (4,234,509)
  Other assets.........        (5,378)     (47,709)        3,972        (82,035)
  Accounts payable.....      (359,496)   1,132,233       597,570      2,294,545
  Accrued expenses.....       597,877    1,463,414     5,242,214      8,434,747
  Deferred licensing
   fees................       489,035      456,140      (489,035)       456,140
                         ------------  -----------  ------------   ------------
   Net cash used in
    operating
    activities.........    (8,777,278) (16,243,303)  (31,723,298)   (74,375,494)
                         ------------  -----------  ------------   ------------
Net cash flows from
 investing activities:
 Purchases of equipment
  and leasehold
  improvements.........      (448,309)  (1,000,816)   (2,903,817)    (5,371,912)
 Purchases of short-
  term investments.....    (2,221,062) (73,806,621) (115,569,886)  (211,911,794)
 Maturities of short-
  term investments.....     2,502,853   11,486,128    73,985,221    106,215,105
                         ------------  -----------  ------------   ------------
   Net cash provided by
    (used in) investing
    activities.........      (166,518) (63,321,309)  (44,488,482)  (111,068,601)
                         ------------  -----------  ------------   ------------
Net cash flows from
 financing activities:
 Net proceeds from
  issuance of
  mandatorily
  redeemable
  convertible preferred
  stock and Series B
  warrants.............     2,525,000   47,101,909           --      78,501,909
 Proceeds from Series D
  mandatorily
  redeemable
  convertible preferred
  stock subscription...           --           --            --         600,000
 Net proceeds from
  issuance of
  restricted common
  stock and exercise of
  common stock
  options..............         7,993      336,750       307,336        718,250
 Proceeds from notes
  payable--related
  parties..............           --           --            --       1,000,000
 Proceeds from notes
  payable..............           --       957,126        88,033      1,490,144
 Payment of notes
  payable..............       (89,764)    (286,957)     (609,086)    (1,275,325)
 Proceeds received on
  notes receivable.....           --           --        156,839        156,839
 Interest receivable
  converted to
  principal on notes...           --           --        (69,339)       (69,339)
 Net proceeds from
  issuance of newly
  registered shares of
  common stock.........           --           --     58,962,647     58,962,647
 Net proceeds from
  IPO..................           --    95,376,469           --      95,376,469
                         ------------  -----------  ------------   ------------
   Net cash provided by
    financing
    activities.........     2,443,229  143,485,297    58,836,430    235,461,594
                         ------------  -----------  ------------   ------------
Net increase (decrease)
 in cash and cash
 equivalents...........    (6,500,567)  63,920,685   (17,375,350)    50,017,499
Cash and cash
 equivalents at
 beginning of year.....     9,972,731    3,472,164    67,392,849            --
                         ------------  -----------  ------------   ------------
Cash and cash
 equivalents at end of
 year..................  $  3,472,164   67,392,849    50,017,499     50,017,499
                         ============  ===========  ============   ============
Supplemental disclosure
 of cash flow
 information:
 Cash paid for
  interest.............  $     21,142       54,620        40,535        193,071
                         ============  ===========  ============   ============
Supplemental disclosure
 of non-cash financing
 activities:
 Unrealized gains
  (losses) on available
  for sale securities..           --       125,581       604,647        730,228
 Deferred compensation
  from issuance of
  common stock,
  restricted common
  stock and common
  stock options........  $  2,806,195   19,936,828       562,242     23,875,441
 Issuance of common
  stock for technology
  license agreements or
  for services.........        13,339          --            --          19,589
 Conversion of Series A
  through H preferred
  stock for common
  stock................           --    80,383,703           --      80,383,703
 Conversion of stock
  subscription to
  Series D mandatorily
  redeemable preferred
  stock................           --           --            --         600,000
 Conversion of bridge
  financing, including
  accrued interest, to
  Series B mandatorily
  redeemable preferred
  stock................           --           --            --       1,019,787
                         ============  ===========  ============   ============

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

   The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to December 31, 2001.

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

Marketable Securities

   The Company's entire portfolio of marketable securities is currently classified as available for sale and is stated at fair value as determined by quoted market values. All marketable securities, including securities with maturities in excess of one year, are classified as current, as management can sell them any time at their option. Changes in the net unrealized holding gains and losses are included as a separate component of stockholders' equity and comprehensive loss. For purposes of determining gross realized gains and losses, the cost of marketable securities sold is based upon specific identification. The Company has not experienced any significant realized gains or losses on its investments through December 31, 2001.

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

Revenue Recognition

   Contract revenues are earned and recognized according to the provisions of each agreement. Contract milestone payments related to the achievement of substantive steps or regulatory events in the development process are recognized as revenue upon completion of the milestone event or requirement. Payments, if any, received in advance of performance under a contract are deferred and recognized as revenue when earned. Up-front licensing fees where the company has continuing involvement are deferred and amortized over the estimated performance period or when the continuing involvement terminates. Grant revenue is recognized over the period the related research is performed.

Research and Development

   Research and product development costs are expensed as incurred. Costs incurred under research agreements with third parties are expensed as incurred and in accordance with the specific contractual performance terms of such research agreements. Research and development costs include, among other costs, salaries and other personnel-related costs, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and allocated and direct facility costs.

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

Use of Estimates

   The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Some of the more significant estimates include accounting for stock-based compensation under APB Opinion No. 25 rather than SFAS No. 123 and the use of the percentage of completion method in recognizing expenses related to clinical trial contracts.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


Stock-Based Compensation

   The Company accounts for share option issuances to employees and members of the Board of Directors in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, deferred compensation is recorded to the extent that the current estimated fair value of the underlying stock exceeds the exercise price of the options on the date of grant. Such deferred compensation is amortized on a straight-line basis over the respective vesting periods of such option grants. The Company has adopted the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" which allows entities to continue to apply the provisions of APB No. 25 for financial reporting purposes and provide pro forma net loss and pro forma net loss per share footnote disclosures for employee stock option grants. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair-value basis.

Segment Information

   The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

Net Loss per Share

   Net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss allocable to common stockholders is calculated as the net loss plus preferred dividends accrued for the respective period, whether or not declared plus the beneficial conversion feature on mandatorily redeemable convertible preferred stock. The numerator and the denominator used in computing both basic and diluted net loss per share allocable to common stockholders are equal due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

3. SHORT-TERM INVESTMENTS

   Short-term Investments--consist of fixed income securities with original maturities of greater than three months including U.S. Treasury obligations and corporate securities and high-grade commercial paper. At December 31, 2000 and 2001, all of the short-term investments were deemed as "available for sale" investments.

   The following summarizes the "available for sale" investments at December 31, 2000 and 2001:

                                               Gross      Gross
                                             unrealized unrealized
                                    Cost       gains      losses    Fair value
                                ------------ ---------- ---------- ------------
   Commercial paper...........  $ 12,412,679    12,346       --    $ 12,425,025
   Corporate Bonds............    51,699,345   151,103    37,868     51,812,580
                                ------------  --------   -------   ------------
     December 31, 2000........  $ 64,112,024   163,449    37,868   $ 64,237,605
                                ============  ========   =======   ============
   US Government obligations &
    agencies..................  $ 23,588,892    27,972    32,043   $ 23,584,821
   Commercial paper...........       497,309     1,326       --         498,635
   Corporate Bonds............    81,610,488   740,458     7,485     82,343,461
                                ------------  --------   -------   ------------
     December 31, 2001........  $105,696,689  $769,756   $39,528   $106,426,917
                                ============  ========   =======   ============

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

   At December 31, 2001, maturities of investments were as follows:

                                                Gross      Gross
                                              unrealized unrealized
                                     Cost       gains      losses    Fair value
                                 ------------ ---------- ---------- ------------
   Less than 1 year............. $ 74,139,804   359,034    39,528   $ 74,459,310
   Due in 1-5 years.............   31,556,885   410,722       --      31,967,607
                                 ------------  --------   -------   ------------
     December 31, 2001.......... $105,696,689  $769,756   $39,528   $106,426,917
                                 ============  ========   =======   ============

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   Equipment and leasehold improvements consist of the following:

                                                                December 31,
                                                            --------------------
                                                               2000      2001
                                                            ---------- ---------
   Laboratory, computer and office equipment............... $2,114,749 4,588,300
   Furniture, fixtures and leasehold improvements..........    353,346   783,612
                                                            ---------- ---------
                                                             2,468,095 5,371,912
   Less accumulated depreciation and amortization..........  1,077,645 1,951,336
                                                            ---------- ---------
                                                            $1,390,450 3,420,576
                                                            ========== =========

5. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                                December 31,
                                                            --------------------
                                                               2000      2001
                                                            ---------- ---------
   Consulting and contracted research...................... $2,335,517 8,037,213
   Professional fees.......................................    319,493   230,294
   Payroll and related costs...............................    537,523   167,240
                                                            ---------- ---------
                                                            $3,192,533 8,434,747
                                                            ========== =========

6. NOTES PAYABLE

   In December 2000, the Company entered into a loan agreement to finance the Company's insurance policies. The balance on this loan as of December 31, 2001, is $214,819 due in May 2002, and bears interest at 6.7%.

7. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

   From November 1994 (Commencement of operation) through the November 2000 initial public offering, the Company financed operations primarily from net proceeds of approximately $79.1 million from the sale of mandatorily redeemable convertible preferred stock (Series A through H).

   The holders of the mandatorily redeemable convertible preferred stock voted together with all other classes and series of stock of the Company as a single class on all actions to be taken by the stockholders of the Company. Each share of preferred stock entitled the holder to an equal number of votes as the number of common shares into which each share of preferred stock was convertible.

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

   Each share of outstanding mandatorily redeemable convertible preferred stock (Series A through H) was converted into common stock at a conversion ratio of 5-for-1 upon the consummation of the initial public offering in November 2000. Additionally, with the closing of the initial public offering, all dividends ceased to accrue and were no longer payable.

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

   In November 1994, the Company issued 453,280 shares of restricted common stock to an executive officer of the Company at a price of $.003 per share and 92,131 shares of restricted common stock to a scientific consultant at a price of $.003 per share. These shares vested ratably over 48 months. The difference between the fair value of such stock and the per share price paid at the issuance date aggregated $66,767 which amount was recorded as deferred compensation and was amortized to operations over the vesting period. Compensation expense related to these shares aggregated $16,692 in 1997, $13,910 in 1998 and none in 1999 or 2000. In addition, in May 1996, the Company issued 20,000 shares of restricted common stock to a director for cash at a price of $0.21 per share (the fair value at date of grant as determined by the Board of Directors). These shares vested ratably over 48 months.

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

Stock Options

   The Company granted 1,748,635 common stock options in 2000 at exercise prices ranging from $2.25 to $3.50 per share for which a compensation charge amounting to approximately $20,360,190 will be recorded over the respective vesting periods of the options based on a fair value of $14.40 per share on the grant date. Compensation expense relating to these option grants was approximately $4.8 million for the year ended December 31, 2001. Future compensation expense relating to such option grants will be approximately $4.6 million for the year ending December 31, 2002, $4.6 million for the year ending December 31, 2003 and $1.6 million for the year ending December 31, 2004.

   During March 2000, certain officers and employees exercised options to purchase 472,067 shares of common stock. The exercised options are scheduled to vest monthly over four years, during which time the Company has the right to repurchase any unvested shares. In connection with such exercises, the employees delivered promissory notes to the Company in the aggregate amount of approximately $1,062,200 as consideration for the exercise price. As of December 31, 2001, six employees have left the company and four employees have paid or partially paid their loans, which reduced the notes receivable to $818,046. The promissory notes are full recourse and are secured by shares of the Company's common stock. The promissory notes accrue interest at an annual rate of 6.80% and are payable in March 2007. As the makers of the promissory notes sell the shares of the Company's common stock that secure the notes, the makers are required to repay the principal amounts due under the notes secured by the sold shares. As of December 31, 2001, 186,446 shares were subject to buyback at the purchase price paid by the employee.

   The Company's 1994 Amended and Restated Equity Compensation Plan, as amended, (the 1994 Plan) allows the granting of incentive and nonqualified stock options to employees, directors, consultants and contractors to purchase an aggregate of 4,550,000 shares of the Company's common stock. The options are exercisable generally for a period of seven to ten years from the date of grant and vest over terms ranging from immediately to four years.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


   A summary of activity under the 1994 Plan from January 1, 1998 to December 31, 2001, is as follows:

                                                                      Exercise
                                                         Number of      price
                                                          options     per share
                                                         ----------  -----------
   Balance, January 1, 1999.............................    728,454  $.126-.50
     Granted............................................    499,744   .376-1.50
     Exercised..........................................    (25,224)  .126-.376
     Cancelled..........................................    (50,262)   .21-.376
                                                         ----------
   Balance, December 31, 1999...........................  1,152,712   .126-1.50
     Granted............................................  1,748,635   2.25-3.50
     Exercised.......................................... (1,171,419)   .13-3.50
     Cancelled..........................................    (46,745)   .21-2.25
                                                         ----------
   Balance, December 31, 2000...........................  1,683,183
     Granted............................................    556,782  11.32-27.99
     Exercised..........................................   (226,755)  .125-19.50
     Cancelled..........................................    (86,989)   .21-21.81
                                                         ----------
   Balance, December 31, 2001...........................  1,926,221
                                                         ==========

  AT DECEMBER 31, 2001, THE PLAN HAD THE FOLLOWING OPTIONS OUTSTANDING AND EXERCISABLE BY PRICE RANGE, AS FOLLOWS:

                                         Options Outstanding             Options Exercisable
                              ----------------------------------------- ----------------------
                                            Weighted        Weighted               Weighted
                                            average         average     Number     average
                               Number      remaining     exercise price   of    exercise price
   Range of exercise prices   of shares contractual life  (per share)   shares   (per share)
   ------------------------   --------- ---------------- -------------- ------- --------------
   $0.00 -1.49.............     348,196       5.7            $0.36      246,427     $0.35
   $1.50 -2.24.............      13,110       7.9             1.50       11,901      1.50
   $2.25 -3.29.............     432,892       8.1             2.51      180,696      2.47
   $3.30 -4.94.............     582,471       8.5             3.50      201,109      3.50
   $4.95 -11.14............         --        --               --           --        --
   $11.15 -16.72...........     138,250       9.6            15.40       11,538     15.90
   $16.73 -25.09...........     398,802       9.3            20.40      134,770     21.05
   $25.10 -37.64...........      12,500       9.4            27.99        1,561     27.99
                              ---------                                 -------
                              1,926,221                      $7.21      788,002     $5.48
                              =========                                 =======

   The Company applies APB No. 25 in accounting for its stock option plan. During the years ended December 31, 1999 and 2000, certain employees of the Company were granted options to acquire 450,576 and 1,657,035 shares of the Company's common stock, respectively. The weighted average fair values of common stock for the years ended December 31, 1999 and 2000, were $7.22 per share and $14.40 per share, respectively. The differences between the fair value, as determined by the Board of Directors, prior to the Company's initial public offering and the respective exercise prices at the grant dates has been recorded as deferred compensation ($1,831,402 and $18,702,976 for 1999 and 2000, respectively) which is being amortized on a straight-line basis to expense over the vesting period of the options.

   Had the Company determined compensation cost for options granted during the years ended December 31, 1999, 2000 and 2001 based on the minimum value method prior to the initial public offering, at the grant date

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                              Years Ended December 31,
                                         -------------------------------------
                                            1999         2000         2001
                                         -----------  -----------  -----------
   Net loss allocable to common
    stockholders:
     As reported.......................  (13,111,346) (74,246,983) (42,407,230)
     Pro forma under SFAS No. 123......  (13,350,599) (74,536,116) (43,250,047)
   Basic and diluted net loss per share
    allocable to common stockholders:
     As reported.......................  $    (12.55) $    (13.99) $     (1.42)
     Pro forma under SFAS No. 123......  $    (12.78) $    (14.04) $     (1.45)

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

   In April 1995 and December 1995, the Company issued 17,500 shares and 32,500 shares of common stock to a research institution and a researcher, respectively, as compensation for certain technology license agreements. Research and development expense of $6,250 was recognized in 1995 related to the issuance of these shares. In 1999, 2000 and 2001 the Company issued 46,168, 91,600 and 20,000 stock options, respectively, to non-employees. Such options vest over future service periods. The Company recorded deferred compensation of $974,793, $1,233,852 and $562,242 in 1999, 2000 and 2001,
respectively, based on the fair value as determined using a Black-Scholes pricing model. Such deferred compensation is being amortized to expense using the methodology prescribed in FASB Interpretation No. 28 over the vesting period. The amount of amortization for the 1999 and 2000 grants is subject to change each reporting period based upon changes in the fair value of the Company's common stock, estimated volatility and the risk free interest rate until the non-employee completes his or her performance under the option agreement.

   Before November 13, 2000, all options were granted with exercise prices less than the fair value of the Company's common stock. The per share weighted-average minimum value of the stock options granted to employees during 1999 and 2000 was $4.34 and $5.02 per share, respectively, on the date of grant. The per share weighted-average fair value of stock options granted to non-employees during 1999 and 2000 was $12.90 and $13.47 per share, respectively, on the date of grant. Such values were determined using the minimum value method for employees and a Black-Scholes option-pricing model for non-employees with the following weighted average assumptions: expected dividend yield 0%; risk free interest rate of 5.49% for 1999 and 6.5% for 2000; volatility of 0% for employees and 60% for non-employees; an expected option life of 4 years for employees and 10 years for non-employees. There were no stock option grants in 2000 after the Company's initial public offering.

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

   In November 1997, the Company entered into a license agreement with Kwang Dong which granted them the rights in South Korea and North Korea to develop and market one of the Company's compounds for certain indications. Under the terms of the agreement, the Company will receive payments upon the achievement of defined clinical and regulatory milestones of up to an aggregate of $720,000, and royalties on any future sales proceeds in South Korea and North Korea, if any, resulting from the licensed technology. The Company will supply formulated bulk drug, including certain free amounts during the first year of sales, and Kwang Dong will be responsible for clinical development and regulatory approvals in South Korea and North Korea. To date, the Company has not transferred sufficient technology under the license agreement to allow commercialization of ADL 2-1294 in South Korea and North Korea. As a result the Company does not anticipate material revenues under the license agreement in the foreseeable future. Kwang Dong also made an equity investment in the Company.

   On June 10, 1998, the Company entered into an exclusive, world-wide license agreement with Roberts Laboratories Inc. (Roberts), which merged with Shire Pharmaceutical, plc, for technology relating to alvimopan. Upon signing the agreement the Company made a $300,000 nonrefundable payment to Roberts which was recorded as research and development expense because the licensed technology had not reached technological feasibility and had no alternative future uses. The Company will also be required to make payments totaling up to $2,200,000 upon the occurrence of future events. In addition, royalties are payable from the sale proceeds of products resulting from the licensed technology, if any. In 1999, the Company paid $300,000 to Roberts to exercise certain licensing rights as defined in the agreement, which was recorded as research and development expense.

   On July 26, 1999, the Company entered into a license agreement with an affiliate of GlaxoSmithKline, (SB) granting SB an exclusive license to certain of the Company's compounds for certain indications in most of the world. Upon signing the agreement, the Company received a non-refundable licensing fee of $500,000. This licensing fee had been deferred and was being recognized over the remaining life of the patents. In December 2001, SB discontinued this license agreement. Upon termination of this agreement, the remaining balance of $438,596 of deferred revenue was recognized as revenue based on the fact that the balance was non-refundable and there would be no further continuing involvement.

   SB also made an equity investment in the Company (see footnote 7). The proceeds received from the licensing fee and the equity instrument have been allocated to their related financial statement components based upon the amounts specified in the separate agreements which represent management's estimate of the fair value of such components. The rights to this license agreement reverted back to Adolor upon termination.

   On April 25, 2000, the Company entered into a license agreement with Santen Pharmaceutical Co., Ltd. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South Korea and North Korea. Santen will pay Adolor royalties on annual net sales of the products. Santen will pay Adolor $1,000,000 when gross sales in major markets achieve $75,000,000 and an additional payment of $1,500,000 when aggregate sales achieved is $150,000,000. A $500,000 non-refundable payment has been paid to Adolor upon execution of the agreement. Such amount was recorded as deferred revenue and is being recognized over the remaining patent life.

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

10. INCOME TAXES

   No federal and state taxes are payable as of December 31, 2000 and 2001. As of December 31, 2001, the Company had approximately $30,052,000 of Federal and $30,888,000 of state net operating loss carryforwards available of offset future taxable income. The Federal and state net operating loss carryforwards will expire as follows:

                                                            State      Federal
                                                         ----------- -----------
   2005................................................. $   450,000 $       --
   2006.................................................   1,232,000         --
   2007.................................................   2,063,000         --
   2008.................................................   3,519,000         --
   2009.................................................   3,938,000      33,000
   2010.................................................   6,780,000     482,000
   2011.................................................  12,906,000   1,079,000
   Thereafter...........................................         --   28,458,000
                                                         ----------- -----------
                                                         $30,888,000 $30,052,000
                                                         =========== ===========

   In addition, the utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation. At December 31, 2001, the Company also has approximately $1,387,000 of Federal and $48,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

   Significant components of the Company's deferred tax assets and liabilities are shown below. At December 31, 2001, a valuation allowance of $41,690,000 has been recognized to fully offset the deferred tax assets as realization of such assets is not "more likely than not." A valuation allowance to reduce the deferred tax assets reported is required if based on weight of the evidence it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of the Company's deferred tax assetsis dependent upon generating future taxable income. After considering all ofthe evidence, including the Company's net losses since inception

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)

and the uncertainty of future profitability, management has determined that a valuation allowance is necessary to reduce the net deferred tax assets to zero. The change in the valuation allowance in 2000 and 2001 were increases of $14,056,000 and $14,879,000 respectively, related primarily to additional net operating losses and capitalized research and development costs incurred by the Company.


                                                          2000         2001
                                                       -----------  -----------
   Deferred tax assets:
     Net operating loss carryforwards.................  10,923,000   12,524,000
     Capitalized research and development costs.......  12,151,000   20,994,000
     Tax credit carryforwards.........................     582,000    1,435,000
     Accrued expenses and other.......................   3,209,000    6,782,000
                                                       -----------  -----------
       Total deferred tax assets......................  26,865,000   41,735,000
     Less valuation allowance......................... (26,811,000) (41,690,000)
                                                       -----------  -----------
       Net deferred tax assets........................      54,000       45,000
   Deferred tax liability.............................     (54,000)     (45,000)
                                                       -----------  -----------
       Net deferred tax...............................         --           --
                                                       ===========  ===========

11. COMMITMENTS

   Future minimum lease payments under non-cancelable operating leases for office and laboratory space are as follows:

   Year ending December 31,
   ------------------------
     2002............................................................ $  893,068
     2003............................................................    258,153
     2004............................................................     72,127
                                                                      ----------
                                                                      $1,223,348
                                                                      ==========

   Rent expense was $258,805, $425,791 and $843,854 for the years ended December 31, 1999, 2000 and 2001, respectively. In October 2000, we signed a two-year lease for additional office space with the first year's minimum rental payment of $465,000 and second year's minimum rental payment of $485,000.

   The Company has an agreement with an officer to provide for certain payments upon certain forms of termination of employment.

12.401(k) PROFIT SHARING PLAN

   In 1995, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately into the participant's account. The Company is not required to make and did not make any contributions to the 401(k) Plan in 1999, 2000 and 2001. The Company's common stock is not an investment option for Plan participants.

                       ADOLOR CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(continued)


13. QUARTERLY INFORMATION (UNAUDITED)

   This table summarizes the unaudited results of operations for each quarter of fiscal 2001 and 2000:

                                                 Quarter Ended
                                   -------------------------------------------
                                   March 31  June 30  September 30 December 31
                                   --------  -------  ------------ -----------
                                   (In thousands, except Per share amounts)
   Fiscal 2001
     Revenue......................     533       29          31          794
     Net loss.....................  (6,980)  (9,695)    (13,855)     (11,877)
     Net loss allocable to common
      stockholders................  (6,980)  (9,695)    (13,855)     (11,877)
     Basic and diluted earnings
      per share...................    (.25)    (.34)       (.45)        (.38)
   Fiscal 2000
     Revenue......................       7       11          13           13
     Net loss.....................  (4,032)  (4,970)     (4,642)      (7,594)
     Net loss allocable to common
      stockholders................ (17,292)  (5,593)    (42,727)      (8,635)
     Basic and diluted earnings
      per share...................  (12.61)   (3.78)     (23.90)        (.55)