Form 10-Q
period 2002-03-31
ADOLOR CORP
filed 2002-05-15
CIK 1076167

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q
                                 _______________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-26929

                                 _______________

                               ADOLOR CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                 31-1429198
      (State of other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)


                             620 Pennsylvania Drive
                            Exton, Pennsylvania 19341
              (Address of Principal Executive Offices and Zip Code)

                                  484-595-1500
              (Registrant's Telephone Number, Including Area Code)

                                 _______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [_] No

     Number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of May 13, 2002: 31,191,028 shares.

================================================================================

================================================================================
                               ADOLOR CORPORATION

                                     INDEX

PART I.   FINANCIAL INFORMATION


ITEM 1.   Financial Statements:

          Consolidated Balance Sheets at December 31, 2001 and March 31, 2002 ......................  1

          Consolidated Statements of Operations for the three months ended March 31, 2001 and 2002 and the period from August 9, 1993 (inception) to March 31, 2002 ................  2

          Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2002 and the period from August 9, 1993 (inception) to March 31, 2002 ................  3

          Notes to Consolidated Financial Statements ...............................................  4

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations ....  6

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk ............................... 11

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ......................................................... 12

          Signatures ............................................................................... 12

PART I.   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                               ADOLOR CORPORATION
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                      December 31, 2001 and March 31, 2002

                                                                         December 31, 2001       March 31, 2002
                                                                        --------------------- ---------------------
                                                                              Audited              Unaudited
                                                                        --------------------- ---------------------
        Assets
 Current assets:
      Cash and cash equivalents .....................................   $   50,017,499        $      58,655,154
      Short-term investments ........................................      106,426,917               85,284,858
      Prepaid expenses and other current assets .....................        4,234,509                3,554,435
                                                                        --------------------- ---------------------
        Total current assets ........................................      160,678,925              147,494,447
      Equipment and leasehold improvements, net .....................        3,420,576                3,630,441
      Other asset ...................................................           82,035                   76,565
                                                                        --------------------- ---------------------
        Total assets ................................................   $  164,181,536        $     151,201,453
                                                                        ===================== =====================

        Liabilities and Stockholders' Equity
 Current liabilities:
      Notes payable-current portion. ................................   $      214,819        $         259,008
      Accounts payable ..............................................        2,294,545                2,367,152
      Accrued expenses ..............................................        8,434,747               14,073,546
      Deferred licensing fees .......................................           26,316                   26,316
                                                                        --------------------- ---------------------
        Total current liabilities ...................................       10,970,427               16,726,022
 Deferred licensing fees ............................................          429,824                  423,245
                                                                        --------------------- ---------------------
        Total liabilities ...........................................       11,400,251               17,149,267
                                                                        --------------------- ---------------------
 Commitments
 Stockholders' equity:
      Series A Junior Participating preferred
        stock, $0.01 par value; 35,000 shares
        authorized, none issued and outstanding .....................                -                        -
      Preferred stock, $0.01 par value; 1,000,000
        shares authorized; none issued and outstanding ..............                -                        -
      Common stock, par value $.0001 per share;
        99,000,000 shares authorized; 31,104,304
        and 31,185,784 shares issued and outstanding at
        December 31, 2001 and March 31, 2002, respectively ..........            3,110                    3,118
      Additional paid-in capital ....................................      259,043,017              259,116,403
      Notes receivable for stock options ............................         (818,046)                (787,091)
      Deferred compensation .........................................      (11,527,697)             (10,257,926)
      Unrealized gains on available for sale securities .............          730,228                  219,072
      Deficit accumulated during the development stage ..............      (94,649,327)            (114,241,390)
                                                                        --------------------- ---------------------
        Total stockholders' equity ..................................      152,781,285              134,052,186
                                                                        --------------------- ---------------------
        Total liabilities and stockholders' equity ..................   $  164,181,536        $     151,201,453
                                                                        ===================== =====================

          See accompanying notes to consolidated financial statements.

                               ADOLOR CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)
               Three months ended March 31, 2001 and 2002 and the
            period from August 9, 1993 (inception) to March 31, 2002

                                                                                                      Period from
                                                                                                     August 9, 1993
                                                                Three months ended                   (inception) to
                                                                     March 31,                          March 31,
                                                            2001                   2002                   2002
                                                    ---------------------  ---------------------  ----------------------
Revenues:
  Grant, license and milestone revenue ...........  $         533,095      $         317,339      $       1,908,950
                                                    ---------------------  ---------------------  ----------------------
Operating expenses incurred during the development
  stage:
     Research and development ....................          6,540,653             17,071,153             93,038,239
     General and administrative ..................          3,046,570              4,089,677             35,552,656
                                                    ---------------------  ---------------------  ----------------------
          Total operating expenses ...............          9,587,223             21,160,830            128,590,895
                                                    ---------------------  ---------------------  ----------------------
          Loss from operations ...................         (9,054,128)           (20,843,491)          (126,681,945)
Interest income ..................................          2,112,352              1,257,986             12,730,059
Interest expense .................................            (38,609)                (6,558)              (289,504)
                                                    ---------------------  ---------------------  ----------------------
                  Net loss .......................  $      (6,980,385)     $     (19,592,063)     $    (114,241,390)
                                                    =====================  =====================  ======================
Basic and diluted net loss per share: ............  $           (0.25)     $           (0.63)
                                                    =====================  =====================
Shares used in computing basic and diluted net
   loss per share: ...............................         27,945,145             31,155,742
                                                    =====================  =====================

          See accompanying notes to consolidated financial statements.

                               ADOLOR CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
               Three months ended March 31, 2001 and 2002 and the
            period from August 9, 1993 (inception) to March 31, 2002

                                                                                                    Period from
                                                                                                   August 9, 1993
                                                                       Three months ended          (inception) to
                                                                            March 31,                 March 31,
                                                                      2001             2002             2002
                                                                 --------------   --------------   --------------
Cash flows from operating activities:
   Net loss ...................................................  $  (6,980,385)   $ (19,592,063)   $(114,241,390)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash compensation expense ............................      1,448,773        1,239,501       12,613,520
     Non-cash warrant value ...................................              -                -           60,000
     Depreciation and amortization expense ....................        139,511          320,401        2,285,077
     Issuance of common stock for technology license
     agreements ...............................................              -                -            6,250
   Changes in assets and liabilities:
     Prepaid expenses and other current assets ................     (1,110,059)         680,074       (3,554,435)
     Other assets .............................................          2,713            5,470          (76,565)
     Accounts payable .........................................     (1,092,767)          72,607        2,367,152
     Deferred licensing fees ..................................        (13,158)          (6,579)         449,561
     Accrued expenses and other current liabilities ...........      1,729,645        5,638,799       14,073,546
                                                                 --------------   --------------   --------------
     Net cash used in operating activities ....................     (5,875,727)     (11,641,790)     (86,017,284)
                                                                 --------------   --------------   --------------
Cash flows from investing activities:
   Purchase of equipment and leasehold improvements ...........       (654,559)        (530,266)      (5,902,178)
   Purchase of short-term investments .........................     (9,131,157)     (14,325,920)    (226,237,714)
   Maturities of short-term investments .......................     21,491,451       34,956,823      141,171,928
                                                                 --------------   --------------   --------------
     Net cash provided by (used in) investing activities ......     11,705,735       20,100,637      (90,967,964)
Cash flows from financing activities:
   Net proceeds from issuance of mandatorily redeemable
     convertible preferred stock and Series B warrants ........              -                -       78,501,909
   Proceeds from Series D mandatorily redeemable convertible
     preferred stock subscription .............................              -                -          600,000
   Net proceeds from issuance of restricted common stock and
     exercise of common stock options .........................         21,808          103,664          821,914
   Proceeds from notes payable-related parties ................              -                -        1,000,000
   Payment of notes payable ...................................       (134,380)        (131,986)      (1,407,311)
   Proceeds received on notes receivable ......................          4,105           80,489          237,328
   Interest receivable converted to principal on notes ........        (69,339)         (49,534)        (118,873)
   Proceeds from notes payable ................................         88,031          176,175        1,666,319
   Net proceeds from issuance of newly registered shares of
     common stock .............................................              -                -       58,962,647
   Net proceeds from IPO ......................................              -                -       95,376,469
                                                                 --------------   --------------   --------------
     Net cash (used in) provided by financing activities ......        (89,775)         178,808      235,640,402
Net increase in cash and cash equivalents .....................      5,740,233        8,637,655       58,655,154
Cash and cash equivalents at beginning of period ..............     67,392,849       50,017,499                -
                                                                 --------------   --------------   --------------
Cash and cash equivalents at end of period ....................  $  73,133,082    $  58,655,154    $  58,655,154
                                                                 ==============   ==============   ==============
Supplemental disclosure of cash flow information:
Cash paid for interest ........................................         38,609            6,558          199,629
Supplemental disclosure of noncash transactions:
Unrealized gains (losses) on available for sale securities ....        389,616         (511,156)         219,072
Deferred compensation from issuance of common stock,
   restricted common stock and common stock options ...........              -                -       23,875,441
Issuance of common stock for technology license agreements or
   for services ...............................................              -                -           19,589
Conversion of Series A through H preferred stock for common
   stock ......................................................              -                -       80,383,703
Conversion of stock subscription to Series D mandatorily
   redeemable preferred stock .................................              -                -          600,000
Conversion of bridge financing, including accrued interest, to
   Series B mandatorily redeemable preferred stock ............              -                -        1,019,787
                                                                 ==============   ==============   ==============

          See accompanying notes to consolidated financial statements.

                               Adolor Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS ACTIVITIES

     Adolor Corporation (together with its subsidiary, "Adolor" or the "Company") is a development-stage pharmaceutical company engaged in the development of proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. The Company commenced operations on November 7, 1994. We have a portfolio of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase 1 through Phase 3 clinical trials. Our lead product candidate, alvimopan, which is also known as ADL 8-2698, is designed to selectively block the effects of narcotic analgesics on the gastrointestinal tract. Alvimopan is in Phase 3 clinical trials for two indications, the management of post operative ileus and the management of opioid bowel dysfunction. The Company is currently devoting substantially all of its efforts toward conducting pharmaceutical discovery and development and licensing technology.

     The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to March 31, 2002.

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

     The Company has not generated any product sales revenues and has not achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities and clinical and pre-clinical testing and commercialization of the Company's proprietary technology will require significant additional financing. The Company's deficit accumulated during the development stage through March 31, 2002, aggregated approximately $114.2 million, and the Company's management expects to incur substantial and increasing losses in future periods. Further, the Company's future operations are dependent on the success of the Company's research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of the Company's proposed future products.

     The Company plans to finance its future operations with a combination of license payments, equity offerings, payments from strategic research and development and marketing arrangements, and revenues from future product sales, if any. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its planned products. The Company believes that its current financial resources and sources of liquidity are adequate to fund operations through the end of 2003 based on a level of research and development, marketing and administrative activities necessary to achieve its short-term objectives.

Principles of Consolidation

     The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2002 and for the periods ended March 31, 2001 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                               Adolor Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)

2.   COMPREHENSIVE LOSS

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

     The following reconciles net loss to comprehensive loss for the three months ended March 31, 2001 and 2002:


                                                                                2001                  2002
                                                                        --------------------- ---------------------
 Net loss ............................................................  $      (6,980,385)    $     (19,592,063)
 Other comprehensive income:
   Unrealized gains (losses) on available for sale securities ........            389,616              (511,156)
                                                                        --------------------- ---------------------
 Comprehensive loss                                                     $      (6,590,769)    $     (20,103,219)
                                                                        ===================== =====================

3.   SHORT-TERM INVESTMENTS

     Short-term Investments--consist of fixed income securities with original maturities of greater than three months including U.S. Treasury obligations and corporate securities and high-grade commercial paper. At December 31, 2001 and March 31, 2002, all of the short-term investments were deemed as "available for sale" investments.

     The following summarizes the "available for sale" investments at December 31, 2001 and March 31, 2002:

                                              Gross      Gross
                                            unrealized unrealized
                                   Cost       gains      losses   Fair value
                                ----------- ---------- ---------- -----------

   US Government obligations &
    agencies                   $ 23,588,892    27,972    32,043  $ 23,584,821
   Commercial paper...........      497,309     1,326        --       498,635
   Corporate bonds.............  81,610,488   740,458     7,485    82,343,461
                                -----------  --------   -------   -----------
     December 31, 2001........ $105,696,689  $769,756   $39,528  $106,426,917
                                ===========  ========   =======   ===========

   US Government obligations &
    agencies                   $ 21,455,488        --   111,158  $ 21,344,330
   Corporate bonds.............  63,610,298   372,017    41,787    63,940,528
                                -----------  --------   -------   -----------
     March 31, 2002........... $ 85,065,786  $372,017  $152,945  $ 85,284,858
                                ===========  ========   =======   ===========

   At March 31, 2002, maturities of investments were as follows:

   Less than 1 year...........   85,065,786   372,017   152,945    85,284,858
   Due in 1-5 years...........           --        --        --            --
                                -----------  --------   -------   -----------
     March 31, 2002........... $ 85,065,786  $372,017  $152,945  $ 85,284,858
                                ===========  ========   =======   ===========

4.   SUBSEQUENT EVENTS

     In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of alvimopan, which is also known as ADL 8-2698. The companies have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50 million and the Company may receive regulatory milestone payments of up to $220 million over the term of the agreement depending on the progress of the various indications.

     In the United States, both companies will co-develop and co-promote alvimopan and share development expenses and commercial returns. The Company will lead the development, marketing, and co-promotion strategy for acute-care indications, and Glaxo will lead the development, marketing, and co-promotion for chronic care indications. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and the Company will receive royalties on revenues, if any. In connection with the collaboration agreement, Glaxo will reimburse the Company for a portion of the development and promotion expenses incurred in the first quarter of 2002. This reimbursement will be reflected in the second quarter.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          Various statements made in this Report on Form 10-Q and in our other reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, information about the following:

          . our product development efforts and the implications of their preliminary results;

          . anticipated clinical trial initiation and completion dates and regulatory filing dates for our product candidates;

          . the status and anticipated timing of regulatory approval for our product candidates;

          .    anticipated operating losses and capital expenditures;

          .    our intentions regarding the establishment of collaborations;

          . the commercialization of our product candidates, including the development of a sales and marketing force; and

          .    our intention to rely on third parties for manufacturing.

When used in this Report on Form 10-Q, the words "may", "will", "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Readers are cautioned that such forward-looking statements are only projections of future events and, because forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results and financial position to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to those discussed elsewhere in this Report, including in the Certain Risks Related to Our Business section of this Report, and the risks discussed in our other Securities and Exchange Commission, or Commission, filings including our Registration Statement on Form S-3 declared effective on July 23, 2001 by the Commission (File No. 333-64298) and our Report on Form 10-K for the annual period ended December 31, 2002, filed on April 1, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Furthermore, we undertake no obligation to publicly update any forward-looking statements.

Subsequent Event

          Collaboration Agreement. In April 2002, we entered into a collaboration agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of alvimopan, which is also known as ADL 8-2698. We and Glaxo have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50 million and we may receive regulatory milestone payments of up to $220 million over the term of the agreement depending on the progress of the various indications.

          In the United States, we and Glaxo will co-develop and co-promote alvimopan and share development expenses and commercial returns. We will lead the development, marketing and co-promotion strategy for acute-care indications, and Glaxo will lead the development, marketing and co-promotion for chronic care indications. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and we will receive royalties on revenues, if any. In connection with the collaboration agreement, Glaxo will reimburse us for a portion of the development and promotion expenses incurred in the first quarter of 2002. This reimbursement will be reflected in the second quarter.

Overview

          We are a therapeutic-based biopharmaceutical company. We discover, develop and plan to commercialize proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. Our lead product candidate, alvimopan, is currently in three Phase 3 clinical trials for the management of postoperative ileus and one Phase 3 clinical trial for the management of opioid-induced bowel dysfunction. Our other product candidates are in various stages of development ranging from preclinical studies through Phase 2 clinical trials.

          We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $114.2 million through March 31, 2002. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses.

          We expect to incur additional operating losses for at least the next several years. Research, development and clinical trial costs relating to product candidates will continue to increase. We expect manufacturing, marketing and sales costs to increase in 2003 as we prepare for the potential commercialization of alvimopan.

Certain Risks Related to Our Business

        As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

        The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. The market price for our common stock is highly dependent on the results of our clinical trials, in particular our Phase 3 clinical trials of alvimopan that are currently underway. Although we believe that the clinical trial results that preceeded the Phase 3 clinical trials were positive, there can be no assurance that the results of the Phase 3 clinical trials that are currently underway will be positive. Failure of these results to be positive would adversely impact the market price for our common stock.

        Successfully commercializing any of our product candidates entails significant regulatory, manufacturing, sales and marketing, competitive and financing risks.

        Because our product candidates are in development, there is a high risk that further development and testing will demonstrate that our product candidates are not suitable for commercialization. We have no products that have received regulatory approval for commercial sale. All of our product candidates are in development, and we face the substantial risks of failure inherent in developing drugs based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy before the United States Food and Drug Administration, or FDA, and foreign regulatory authorities will approve them for commercial use. We will need to conduct significant additional research, animal testing, or preclinical testing, and human testing, or clinical trials, to demonstrate the safety and efficacy of our product candidates to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

        Preclinical testing and clinical development are long, expensive and uncertain processes. Failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner. Based on results at any stage of clinical trials, we may decide to discontinue development of our product candidates.

        We believe our existing cash, cash equivalents and short-term investments as of March 31, 2002 of approximately $143.9 million and anticipated cash flow from existing collaborations will be sufficient to meet our currently estimated operating and investing requirements through the end of 2003. We have generated operating losses since we began operations in November 1994 and we will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of March 31, 2002, we have incurred a cumulative net loss of approximately $114.2 million. Even if we succeed in developing a commercial product, we expect to incur losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us.

        We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

        Our business could suffer if we cannot attract, retain and motivate skilled personnel and cultivate key academic collaborations.

        The concept of developing peripherally restricted opioid analgesics and narcotic antagonist drugs is relatively new and may not lead to commercially successful drugs.

        Third parties are conducting or will conduct many of our product development activities and almost all of our manufacturing and marketing activities. If these third parties fail to perform these functions satisfactorily, our product development could be delayed.

        If we do not realize value from our retained commercialization rights, we may not achieve our commercial objectives.

        If our competitors develop and market products that are more effective, have fewer side effects or are less expensive than our product candidates, that will reduce our commercial opportunities.

        Companies and universities that have licensed product candidates to us for clinical development and marketing are sophisticated competitors that could develop similar products to compete with our products.

        Our agreements with our collaborators may not generate as much revenue as we anticipate. If conflicts arise between our collaborators or advisors and us, they may act in their self-interest.

        It is difficult and costly to protect our intellectual property rights, and we cannot ensure their protection.

        If we are unable to contract with third parties to manufacture our products in sufficient quantities and at an acceptable cost, we may be unable to meet demand for our products and lose potential revenues.

        If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

        If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit commercialization of our products.

        If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

        We may issue preferred stock as an anti-takeover provision.

        We have not and do not intend to pay any dividends on our common stock.

Critical Accounting Policies and Estimates

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

        We enter into contracts with third party vendors to perform clinical trials and the manufacture of drug candidates. We recognize these expenses based on the percentage of completion method to match the period in which they are incurred. These contracts can be terminated by either party.

Milestone Payments, Royalties and License Fees

        We paid Roberts Laboratories, Inc., which merged with Shire Pharmaceutical, plc, a total of $600,000 through March 31, 2002 for the exclusive worldwide license to alvimopan. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestones are achieved. Roberts licensed the rights to alvimopan from Eli Lilly, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive FDA approval to sell alvimopan. We will be required to pay royalties to Eli Lilly and Roberts on any sales of alvimopan.

Liquidity and Capital Resources

        We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our common stock and our mandatorily redeemable convertible preferred stock. Cash, cash equivalents and short-term investments were $143,940,012 at March 31, 2002, and $156,444,416 at December 31, 2001, representing 95.2% and 95.3% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate and United States government agency bonds.

        The following is a summary of selected cash flow information for the three months ended March 31, 2001 and 2002:

                                                  Three Months Ended March,
                                                   2001               2002
                                                   ----               ----

Net loss                                          $(6,980,385)     $(19,592,063)

Adjustments for non-cash operating items            1,588,284         1,559,902
                                                  -----------      ------------

Net cash operating loss                            (5,392,101)      (18,032,161)

Net change in assets and liabilities                 (483,626)        6,390,371
                                                  -----------      ------------

Net cash used in operating activities              (5,875,727)      (11,641,790)
                                                  ===========      ============

Net cash provided by investing activities          11,705,735        20,100,637
                                                  ===========      ============
Net cash (used in) provided by financing
activities                                            (89,775)          178,808
                                                  ===========      ============

Net Cash Used in Operating Activities

Operating Cash Inflows

        Operating cash inflows for the first quarter of 2002 have been derived from grant and license revenues and from interest income on cash equivalents and short-term investments.

Operating Cash Outflows

        Our operating cash outflows for the first quarter of 2002 have continued to be primarily used for research and development expenditures associated with our product candidates, in particular including the costs of manufacturing the clinical trial materials for alvimopan.

Operating Cash Flow Requirements Outlook

        We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities. Research and development expenditures, including clinical trial expenditures, are expected to increase as we continue to develop new product candidates. We expect that our operating expenses will increase in future periods as a result of the manufacturing scale-up and in anticipation of commercialization of our product candidates, assuming that we receive the necessary regulatory approvals.

        The initiation of commercial activities will require the hiring of additional staff to coordinate contract-manufacturing services at multiple locations. Preparation for sales and marketing activities will require hiring and training of a sales and marketing staff in 2002, 2003 and 2004. As of March 31, 2002, we may be required to pay up to an aggregate of $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements (including our agreement with Eli Lilly). We also intend to hire additional research and development, clinical and administrative staff.

Net Cash Used In Investing Activities

        Our capital expenditures for the three months ended March 31, 2002 and 2001, were $530,266 and $654,559 respectively and were primarily for the purchase of laboratory equipment, furniture and fixtures, office equipment and leasehold improvements in order to further expand our product development capabilities.

Net Cash (Used In) Provided By Financing Activities

        During the first three months of 2002 and 2001, we received $103,664 and $21,808, respectively, from stock option exercises. We received additional financing from our insurance policies of $176,175 and $88,031 in the three months ended March 31, 2002 and 2001, respectively. In addition, $131,986 and $134,380 was used to repay insurance loan obligations during the first three months of 2002 and 2001, respectively. Payments on notes receivable for purchase of stock options was $80,489 and $4,105 for the first three months of 2002 and 2001, respectively. Additionally, interest converted to principal on these notes was $49,534 and $69,339 for the three months ended March 31, 2002 and 2001, respectively.

Financing Requirements Outlook

        The extent and timing of proceeds from future exercises of stock options, if any, are primarily dependent upon our common stock's market price, as well as the exercise prices and expiration dates of the stock options.

        We do not expect sales to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $143.9 million as of March 31, 2002 will be sufficient to meet our currently estimated operating and investing requirements through the end of 2003. Prior to exhausting our current cash, we will need to raise additional funds to finance our operating activities.

Results of Operations

Three Months Ended March 31, 2002 and 2001

        Grant and license revenues. Our grant and license revenues were $317,339 and $533,095 for the three months ended March 31, 2002 and 2001, respectively. Revenues recognized for the three months ended March 31, 2002 consisted of a patent agreement fee of $200,000 from Toray Industries, Inc., a milestone payment of $6,579 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing an agreement with Santen in April 2000 and $110,760 from a portion of the Small Business Innovation Research
(SBIR) grants awarded by the National Institutes of Health (NIH) in September 2001. Revenues recognized for the three months ended March 31, 2001 consisted of a milestone payment of $500,000 from an affiliate of GlaxoSmithKline, $6,579 of which is a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline on signing of an agreement with that affiliate in July 1999, $6,579 of which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000 and a patent cost reimbursement from Santen Pharmaceutical Co. Ltd of $19,937. The license fee revenues related to Santen are being recognized over the remaining life of the patents that were licensed in those collaborations.

        Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $17.1 million for the three months ended March 31, 2002 from approximately $6.5 million for the three months ended March 31, 2001. This increase was primarily due to the higher costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels. In the three months ended March 31, 2002, the costs of conducting Phase I, Phase II and Phase III clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $8.6 million compared to the same period in 2001. Personnel costs increased by approximately $1.2 million in the three months ended March 31, 2002 compared to the same period in 2001. The balance was an increase in other expenses including office rent and office expense in the three months ended March 31, 2002 compared to the same period in 2001.

        General and administrative expenses. Our general and administrative expenses increased to approximately $4.1 million for the three months ended March 31, 2002 from approximately $3.0 million in the three months ended March 31, 2001, an increase of approximately $1.1 million. The increase was primarily due to approximately $0.2 million of higher payroll expenses related to additional personnel, approximately $0.5 million of corporate legal fees, approximately $0.2 million in marketing and general consulting and an increase of other expenses including insurance, office rent and office expense.

        Net interest income (expense). Our interest income decreased to approximately $1.3 million for the three months ended March 31, 2002 from approximately $2.1 million for the same period in 2001 due to a reduction in our cash balance for payments of operating expenses and lower interest rates in the first quarter of 2002. Our interest expense represents interest incurred on the financing of insurance premiums.

         Net loss. Our net loss for the three months ended March 31, 2002 and 2001 was approximately $19.6 million and $7.0 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase 2 and Phase 3 clinical development, higher costs of clinical trial materials for alvimopan and increased staffing levels.

Recently Issued Accounting Pronouncements

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A substantial portion of our assets are investment grade debt instruments, such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instruments will be redeemed at their stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our investment portfolio at March 31, 2002 was $85.3 million and the weighted average interest rate of that portfolio was approximately 3.1%.

PART II.        OTHER INFORMATION
-------         -----------------

ITEM 6.  Exhibits and Reports on Form 8-K:
        (a) The following exhibits are filed as part of this Report on Form 10-Q:

          10.1 Agreement by and between Adolor Corporation and Toray Industries, Inc. dated March 5, 2002.*

         _________________

         *Confidential Treatment Requested.

        (b) We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ADOLOR CORPORATION

Date: May 15, 2002            By:  /s/ Bruce A. Peacock
                                   ----------------------------------------
                                   Bruce A. Peacock
                                   President and Chief Executive Officer

                              By:  /s/ Peter J. Schied
                                   ----------------------------------------
                                   Peter J. Schied
                                   Senior Vice President, Chief Financial
                                   Officer and Secretary