Form 10-Q
period 2002-06-30
ADOLOR CORP
filed 2002-08-13
CIK 1076167

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-Q

                                 --------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-26929

                               ------------------

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

                               -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [_] No

     Number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of August 5, 2002: 31,237,576 shares.

================================================================================

================================================================================

                               ADOLOR CORPORATION

                                      INDEX

PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements:

              Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 ........................................       1

              Consolidated Statements of Operations for three months ended June
              30, 2002 and 2001, six months ended June 30, 2002 and 2001 and the
              period from August 9, 1993 (inception) to June 30, 2002 ...................................................       2

              Consolidated Statements of Cash Flows for six months ended June
              30, 2002 and 2001 and the period from August 9, 1993 (inception)
              to June 30, 2002 ..........................................................................................       3

              Notes to Consolidated Financial Statements ................................................................       4

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations .....................................................................................       7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk ................................................      20

PART II.      OTHER INFORMATION

ITEM 2.       Changes in Securities and Use of Proceeds .................................................................      21

ITEM 4.       Submission of Matters to a Vote of Security Holders .......................................................      21

ITEM 6.       Exhibits and Reports on Form 8-K ..........................................................................      21

              Signatures ................................................................................................      22

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               ADOLOR CORPORATION
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   Unaudited
                       June 30, 2002 and December 31, 2001

                                                                          June 30, 2002    December 31, 2001
                                                                          -------------    -----------------
         Assets
Current assets:
      Cash and cash equivalents ......................................     $ 87,870,488       $ 50,017,499
      Short-term investments (Note 3) ................................       88,392,493        106,426,917
      Accounts receivable from collaboration agreements (Note 4)......        8,827,535                 --
      Prepaid expenses and other current assets ......................        3,968,669          4,234,509
                                                                           ------------       ------------
         Total current assets ........................................      189,059,185        160,678,925
      Equipment and leasehold improvements, net ......................        3,672,682          3,420,576
      Other assets ...................................................          193,498             82,035
                                                                           ------------       ------------
         Total assets ................................................     $192,925,365       $164,181,536
                                                                           ============       ============
         Liabilities and Stockholders' Equity
Current liabilities:
      Notes payable-current portion ..................................     $     88,088       $    214,819
      Accounts payable ...............................................        3,236,044          2,294,545
      Accrued expenses ...............................................       13,070,620          8,434,747
      Deferred licensing fees (Note 4)................................        4,192,980             26,316
                                                                           ------------       ------------
         Total current liabilities ...................................       20,587,732         10,970,427
Deferred licensing fees (Note 4)......................................       45,381,946            429,824
                                                                           ------------       ------------
         Total liabilities ...........................................       65,969,678         11,400,251
                                                                           ------------       ------------
Stockholders' equity:
      Series A Junior Participating preferred stock, $0.01 par value;
         35,000 shares authorized, none issued and outstanding .......               --                 --
      Preferred stock, $0.01 par value; 1,000,000
         shares authorized; none issued and outstanding ..............               --                 --
      Common stock, par value $.0001 per share;
         99,000,000 shares authorized; 31,210,566
         and 31,104,304 shares issued and outstanding at
         June 30, 2002 and December 31, 2001, respectively ...........            3,121              3,110
      Additional paid-in capital .....................................      259,229,723        259,043,017
      Notes receivable for stock options .............................         (690,546)          (818,046)
      Deferred compensation ..........................................       (8,989,140)       (11,527,697)
      Unrealized gains on available for sale securities ..............          370,327            730,228
      Deficit accumulated during the development stage ...............     (122,967,798)       (94,649,327)
                                                                           ------------       ------------
         Total stockholders' equity ..................................      126,955,687        152,781,285
                                                                           ------------       ------------
         Total liabilities and stockholders' equity ..................     $192,925,365       $164,181,536
                                                                           ============       ============

            The accompanying notes are an integral part of the consolidated financial statements.

                               ADOLOR CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)
           Three months ended June 30, 2002 and 2001, six months ended
            June 30, 2002 and 2001 and the period from August 9, 1993
                          (inception) to June 30, 2002

                                                                                                      Period from
                                                                                                     August 9, 1993
                                                  Three months ended          Six months ended       (inception) to
                                                       June 30,                   June 30,             June 30,
                                                  2002          2001        2002           2001          2002
                                                  ----          ----        ----           ----          ----
Revenues:
   Grant, contract, license and milestone
      revenue ...............................  $10,458,217  $    29,121  $ 10,775,556  $    562,216  $  12,367,167
                                               -----------  -----------  ------------  ------------  -------------
Operating expenses incurred during the
development stage:
      Research and development ..............   14,308,548    8,676,902    31,379,701    15,217,555    107,346,787
      Marketing, general and
      administrative ........................    5,984,672    3,142,521    10,074,349     6,158,104     41,537,328
                                               -----------  -----------  ------------  ------------  -------------
           Total operating expenses .........   20,293,220   11,819,423    41,454,050    21,375,659    148,884,115
                                               -----------  -----------  ------------  ------------  -------------
           Loss from operations .............   (9,835,003) (11,790,302)  (30,678,494)  (20,813,443)  (136,516,948)
Interest income .............................    1,118,797    1,867,273     2,376,783     3,979,624     13,848,856
Interest expense ............................      (10,202)     (41,505)      (16,760)      (80,114)      (299,706)
                                               -----------  -----------  ------------  ------------  -------------
                   Net loss .................  $(8,726,408) $(9,964,534) $(28,318,471) $(16,913,933) $(122,967,798)
                                               ===========  ===========  ============  ============  =============
Basic and diluted net loss per share: .......  $     (0.28) $     (0.34) $      (0.91) $      (0.59)
                                               ===========  ===========  ============  ============
Shares used in computing basic and
diluted net loss per share: .................   31,196,620   29,028,206    31,176,001    28,489,667
                                               ===========  ===========  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

                               ADOLOR CORPORATION
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                 Six months ended June 30, 2002 and 2001 and the
             period from August 9, 1993 (inception) to June 30, 2002

                                                                                                                  Period from
                                                                                                                 August 9, 1993
                                                                                    Six months ended             (inception) to
                                                                                         June 30,                   June 30,
                                                                                   2002           2001                2002
                                                                                   ----           ----                ----
Cash flows from operating activities:
    Net loss ................................................................ $ (28,318,471) $ (16,913,933)     $ (122,967,798)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Non-cash compensation expense ........................................     2,463,617      2,934,099          13,837,636
       Non-cash warrant value ...............................................            --             --              60,000
       Issuance of common stock for bonus awards and employment agreement ...       118,326             --             118,326
       Depreciation and amortization expense ................................       659,618        314,187           2,624,294
       Issuance of common stock for technology license agreements ...........            --             --               6,250
    Changes in assets and liabilities:
       Prepaid expenses and other current assets ............................       265,840     (1,131,084)         (3,968,669)
       Accounts receivable from collaboration agreements ....................    (8,827,535)            --          (8,827,535)
       Other assets .........................................................      (111,463)          (157)           (193,498)
       Accounts payable .....................................................       941,499       (102,243)          3,236,044
       Deferred licensing fees ..............................................    49,118,786        (26,316)         49,574,926
       Accrued expenses .....................................................     4,635,873      1,905,420          13,070,620
                                                                              -------------  -------------      --------------
       Net cash provided by (used in) operating activities ..................    20,946,090    (13,020,027)        (53,429,404)
                                                                              -------------  -------------      --------------
 Cash flows from investing activities:
    Purchase of equipment and leasehold improvements ........................      (911,724)    (1,379,432)         (6,283,636)
    Purchase of short-term investments ......................................   (35,021,367)   (49,389,704)       (246,933,161)
    Maturities of short-term investments ....................................    52,695,890     31,628,645         158,910,995
                                                                              -------------  -------------      --------------
       Net cash provided by (used in) investing activities ..................    16,762,799    (19,140,491)        (94,305,802)
                                                                              -------------  -------------      --------------
 Cash flows from financing activities:
    Net proceeds from issuance of mandatorily redeemable
       convertible preferred stock and Series B warrants ....................            --             --          78,501,909
    Proceeds from Series D mandatorily redeemable convertible
       preferred stock subscription .........................................            --             --             600,000
    Net proceeds from issuance of restricted common stock and
       exercise of common stock options .....................................       146,391        161,814             864,641
    Proceeds from notes payable-related parties .............................            --             --           1,000,000
    Payment of notes payable ................................................      (302,906)      (292,616)         (1,578,231)
    Proceeds received on notes receivable ...................................       173,974        190,881             330,813
    Interest receivable converted to principal on notes .....................       (49,534)       (69,339)           (118,873)
    Proceeds from notes payable .............................................       176,175         88,033           1,666,319
    Net proceeds from IPO ...................................................            --             --          95,376,469
    Net proceeds from issuance of newly registered shares of common stock ...            --     59,832,650          58,962,647
                                                                              -------------  -------------      --------------
    Net cash provided by financing activities ...............................       144,100     59,911,423         235,605,694
                                                                              -------------  -------------      --------------

       Net increase in cash and cash equivalents ............................    37,852,989     27,750,905          87,870,488
Cash and cash equivalents at beginning of period ............................    50,017,499     67,392,849                  --
                                                                              -------------  -------------      --------------
Cash and cash equivalents at end of period .................................. $  87,870,488  $  95,143,754      $   87,870,488
                                                                              =============  =============      ==============
Supplemental disclosure of cash flow information:
Cash paid for interest ......................................................        16,760         48,909             209,831
Supplemental disclosure of noncash transactions:
Unrealized gains (losses) on available for sale securities ..................      (359,901)       361,084             370,327
Deferred compensation from issuance of common stock,
       restricted common stock and common stock options .....................       118,326        150,000          23,993,767
Issuance of common stock for technology license agreements or for services ..            --             --              19,589
Conversion of Series A through H preferred stock for common stock ...........            --             --          80,383,703
Conversion of stock subscription to Series D mandatorily redeemable
       preferred stock ......................................................            --             --             600,000
Conversion of bridge financing, including accrued interest, to
       Series B mandatorily redeemable preferred stock ......................            --             --           1,019,787
                                                                              =============  =============      ==============

 The accompanying notes are an integral part of the consolidated financial statements.

                               Adolor Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS ACTIVITIES

     Adolor Corporation (together with its subsidiary, "Adolor" or the "Company") is a development-stage biopharmaceutical company engaged in the development of proprietary pharmaceutical products for the treatment of pain and to mitigate certain of the side effects that are caused by current pain treatments. The Company has small molecule product candidates that are in various stages of development ranging from discovery and preclinical studies to Phase 1 through Phase 3 clinical trials. Adolor's lead product candidate, alvimopan, which is also known as ADL 8-2698, is designed to selectively block the effects of narcotic analgesics on the gastrointestinal tract. Alvimopan is in Phase 3 clinical trials for two indications, the management of postoperative ileus and the management of opioid bowel dysfunction. In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of alvimopan for certain indications.

     The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to June 30, 2002.

     The Company has not generated any product sales revenues and has not achieved profitable operations. The Company's deficit accumulated during the development stage through June 30, 2002 aggregated approximately $123.0 million, and the Company's management expects to continue to incur substantial losses in future periods. The Company's future operations are dependent on the success of the Company's research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of the Company's proposed future products. There is no assurance that the Company will ever become profitable or that profitable operations, if achieved, could be sustained on a continuing basis.

     Though the Company reported a positive cash flow for the six months of 2002 as a result of the receipt of a one-time up-front non-refundable signing fee in connection with the collaboration agreement the Company entered into with Glaxo Group Limited, the Company does not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash, we will need to raise additional funds to finance our operating activities. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

Principles of Consolidation

     The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2002 and for the periods ended June 30, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                               Adolor Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002
                                   (Unaudited)

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

     The following reconciles net loss to comprehensive loss for the three and six months ended June 30, 2001 and 2002:

                                                                   Three months ended June 30,          Six months ended June 30,
                                                                      2002             2001              2002               2001
                                                                      ----             ----              ----               ----
Net loss ........................................................ $(8,726,408)     $(9,964,534)      $(28,318,471)     $(16,913,933)
Other comprehensive income:
Unrealized gains (losses) on available for sale securities ......     151,255          (28,532)          (359,901)          361,084
                                                                  -----------      -----------       ------------      ------------
Comprehensive loss .............................................. $(8,575,153)     $(9,993,066)      $(28,678,372)     $(16,552,849)
                                                                  ===========      ===========       ============      ============

3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of fixed income securities with original maturities of greater than three months including U.S. Treasury obligations and corporate securities and high-grade commercial paper. At December 31, 2001 and June 30, 2002, all of the short-term investments were deemed "available for sale" investments.

     The following summarizes the "available for sale" investments at December 31, 2001 and June 30, 2002:

                                                                                             Gross        Gross
                                                                                          unrealized    unrealized
                                                                             Cost            gains        losses       Fair value
                                                                             ----         ----------    ----------     ----------
U.S. Government obligations & agencies ...............................  $ 23,588,892       $ 27,972      $32,043      $ 23,584,821
Commercial paper .....................................................       497,309          1,326           --           498,635
Corporate bonds ......................................................    81,610,488        740,458        7,485        82,343,461
                                                                        ------------       --------      -------      ------------
December 31, 2001 ....................................................  $105,696,689       $769,756      $39,528      $106,426,917
                                                                        ============       ========      =======      ============

U.S. Government obligations & agencies ...............................  $ 11,681,225       $ 22,855      $    --      $ 11,704,080
Corporate bonds ......................................................    76,340,941        367,252       19,780        76,688,413
                                                                        ------------       --------      -------      ------------
June 30, 2002 ........................................................  $ 88,022,166       $390,107      $19,780      $ 88,392,493
                                                                        ============       ========      =======      ============

At June 30, 2002, maturities of investments were as follows:
Less than 1 year .....................................................  $ 86,989,962       $389,221      $19,780      $ 87,359,403
Due in 1-5 years .....................................................     1,032,204            886           --         1,033,090
                                                                        ------------       --------      -------      ------------
June 30, 2002 ........................................................  $ 88,022,166       $390,107      $19,780      $ 88,392,493
                                                                        ============       ========      =======      ============

                               Adolor Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

                                  June 30, 2002
                                   (Unaudited)

4.   COLLABORATION AGREEMENT

     In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of alvimopan, which is also known as ADL 8-2698. The companies have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50 million during the quarter ended June 30, 2002 and the Company may receive regulatory milestone payments of up to $220 million over the term of the agreement upon the successful achievement, if any, of certain regulatory objectives. As a result of the application of Staff Accounting Bulletin (SAB) 101, the $50 million signing fee is reflected in deferred licensing fees and will be recognized as revenue through April 2014, the estimated performance period. The milestone payments relate to substantive achievements in the development lifecycle and, if achieved, will be recognized as revenue as they are achieved.

     In the United States, both companies will co-develop and co-promote alvimopan and share development expenses and commercial returns, if any. The Company will lead the development, marketing, and co-promotion activities for acute-care indications, and Glaxo Group Limited will lead the development, marketing, and co-promotion activities for chronic care indications. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and the Company will receive royalties on revenues, if any.

     Under the terms of the collaboration agreement between Glaxo and the Company for collaboration products being developed in the United States, out-of-pocket costs and expenses from third parties for research and development and marketing activities incurred by each company will be combined and each company will pay its proportionate share of the total of such costs. To the extent that the Company incurs out-of-pocket costs and expenses from third parties that are in excess of its proportionate share of the total of such expenses, Glaxo will make a payment to the Company for such excess amounts so long as the total development budget for each such product is not in excess of an amount approved by both companies. Such contract reimbursement amounts will be recorded gross on the Company's consolidated statements of operations pursuant to Emerging Issues Task Force (EITF) No. 99-19 and 01-14 as contract reimbursement revenue. Alternatively, any amounts owed to Glaxo by the Company would be classified as research and development expense or marketing expense, as the case may be, during the period incurred in the Company's consolidated statements of operations. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement described above is retroactive to January 1, 2002. Accordingly, the Company recorded, as an account receivable outstanding at the end of the period, contract reimbursement revenue of $8,827,535 in the second quarter, which reflects reimbursement revenues of $3,427,102 and $5,400,433 for the first and second quarters of 2002, respectively.

5.    SUBSEQUENT EVENTS

     In August 2002, the Company entered into an agreement with Eli Lilly and Company under which it obtained an exclusive license to six issued U.S. patents, related foreign equivalents and know-how relating to peripherally selective opioid antagonists. The Company paid Lilly $4 million upon signing the agreement. Under the agreement the Company will be obligated to pay Eli Lilly an additional $4 million upon acceptance of the first application for marketing authorization for alvimopan, if achieved. The Company will be subject to additional clinical and regulatory milestone payments on achievement of milestones, if any, identified in the agreement and royalty payments to Lilly on sales, if any, of new products utilizing the licensed technology.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     Various statements made in this Report on Form 10-Q and in our other reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, information about the following:

          . our product development efforts including results from previous clinical trials;

          . anticipated clinical trial initiation and completion dates and anticipated regulatory filing dates for our product candidates;

          . the status and anticipated timing of regulatory approval for our product candidates;

          .    anticipated operating losses and capital expenditures;

          .    our intentions regarding the establishment of collaborations;

          . estimates of the market opportunity and the commercialization plans for our product candidates, including the development of a sales and marketing force; and

          .    our intention to rely on third parties for manufacturing.

     When used in this Report on Form 10-Q, the words "may", "will", "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and similar expressions are generally intended to identify forward-looking statements, but are not the exclusive expressions of forward-looking statements. Readers are cautioned that such forward-looking statements are only projections of future events and, because forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results and financial position to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to those discussed elsewhere in this Report, including in the Certain Risks Related to Our Business section of this Report, and the risks discussed in our other Securities and Exchange Commission, or Commission, filings including our Registration Statement on Form S-3 declared effective on July 23, 2001 by the Commission (File No. 333-64298) and our Report on Form 10-K for the annual period ended December 31, 2001, filed on April 1, 2002. Given the uncertainties affecting pharmaceutical companies in the development stage, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made and which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. Furthermore, we undertake no obligation to publicly update any forward-looking statements.

Collaboration Agreement

     In April 2002, we entered into a collaboration agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of alvimopan, which is also known as ADL 8-2698. We and Glaxo have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50 million during the quarter ended June 30, 2002 and we may receive regulatory milestone payments of up to $220 million over the term of the agreement upon the successful achievement, if any, of certain regulatory objectives. As a result of the application of SAB 101, the $50 million signing fee is reflected in deferred licensing fees and will be recognized as revenue through 2014, the estimated performance period. The milestone payments relate to substantive achievements in the development lifecycle and, if achieved, will be recognized as revenue as they are achieved.

     In the United States, we and Glaxo will co-develop and co-promote alvimopan and share development expenses and commercial returns, if any. We will lead the development, marketing and co-promotion activities for acute-care indications, and Glaxo Group Limited will lead the development, marketing and co-promotion activities for chronic care indications. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and we will receive royalties on revenues, if any.

     Under the terms of our collaboration agreement with Glaxo for collaboration products being developed in the United States, out-of-pocket costs and expenses from third parties for research and development and marketing activities incurred by each company will be combined, and each company will pay its proportionate share of the total of such costs. To the extent that we incur out-of-pocket costs and expenses from third parties that are in excess of its proportionate share of the total of such expenses, Glaxo will make a payment to us for such excess amounts; so long as the total development budget for each such product is not in excess of an amount approved by both companies. Such contract reimbursement amounts will be recorded gross on our consolidated statement of operations pursuant to EITF No. 99-19 and 01-14 as contract reimbursement revenue. Alternatively, any amounts owed to Glaxo by us will be classified as research and development expense or marketing expense, as the case may be, during the period incurred in our consolidated statements of operations. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement described above is retroactive to January 1, 2002. Accordingly, we recorded, as an account receivable outstanding at the end of the period, contract reimbursement revenue of $8,827,535 in the second quarter, which reflects reimbursement revenue of $3,427,102 and $5,400,433 for the first and second quarters of 2002, respectively.

     In August 2002, we entered into an agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents, related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Lilly $4 million upon signing the agreement. Under the agreemenet we will be obligated to pay Eli Lilly an additional $4 million upon acceptance of the first application for marketing authorization for alvimopan, if achieved. We will be subject to additional clinical and regulatory milestone payments on achievement of milestones, if any, identified in the agreement and royalty payments to Lilly on sales, if any, of new products utilizing the licensed technology.

Overview

     We are a therapeutic-based development stage biopharmaceutical company. We discover, develop and plan to commercialize proprietary pharmaceutical products for the treatment of pain and to mitigate certain of the side effects that are caused by current pain treatments. Our lead product candidate, alvimopan, is currently in three Phase 3 clinical trials for the management of postoperative ileus and one Phase 3 clinical trial for the management of opioid-induced bowel dysfunction. Our other product candidates are in various stages of development ranging from discovery and preclinical studies through early stage clinical trials.

     We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $123.0 million through June 30, 2002. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses and we expect to continue to incur substantial losses for at least the next several years.

Certain Risks Related to Our Business

     As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are heavily dependant on the commercial success of our lead product candidate, alvimopan, which may never be approved for commercial use, and if we are unable to commercialize alvimopan, our ability to generate revenues and achieve profitability will be impaired.

     We have invested a significant portion of our time and financial resources since our inception in the development of alvimopan, and anticipate that for the foreseeable future our potential to achieve profitability will be dependent on its successful regulatory approval and commercialization. We or Glaxo Group Limited, with which we are collaborating to develop alvimopan, may suffer significant setbacks in advanced clinical trials of alvimopan, even after achieving potentially promising results in earlier clinical trials. Even if the clinical trials of alvimopan are successful, prior to commercialization of alvimopan, we will have to submit, and the U.S. Food and Drug Administration, or FDA, will have to approve, a New Drug Application, or NDA, for alvimopan. If our NDA, if any, for alvimopan is not approved by FDA, or if approval is delayed, our ability to achieve profitability will be impaired and our stock price will be materially and adversely affected.

     Many factors could negatively affect the success of our efforts to develop and commercialize alvimopan, including:

     . significant delays in completing clinical trials for alvimopan and analyzing the results of those trials;

     . negative, inconclusive or otherwise unfavorable results from clinical trials for alvimopan;

     . an inability to obtain, or a delay in obtaining, regulatory approval for the commercialization of alvimopan, including an inability to obtain FDA acceptance of the preclinical data package in support of alvimopan, an inability to obtain FDA approval of our contract manufacturers' manufacture of alvimopan, and an inability to obtain FDA approval of the clinincal trials data package in support of alvimopan;

     . significant increases in the costs of clinical trials for alvimopan;

     . an inability to enter into, or a delay in entering into, additional agreements with third parties for the manufacture of alvimopan in commercial quantities on acceptable terms, or at all;

     . our inability, or the inability of Glaxo, to effectively market and sell alvimopan, or our failure, or the failure of Glaxo, to devote sufficient resources to the commercialization and further development of alvimopan; and

     . a failure to achieve market acceptance of alvimopan or inability to sell alvimopan at a favorable price.

     If we are unable to commercialize alvimopan, our business and results of operations will be harmed.

Our stock price may be volatile, and your investment in our stock could decline in value.

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

     The following factors, in addition to the alvimopan risk factor above and other risk factors described in this document, may have a significant impact on the market price of our common stock:

..    developments concerning our collaborations, including our collaboration with Glaxo;

..    announcements of technological innovations or new commercial products by our competitors or us;

..    developments concerning proprietary rights, including patents;

..    publicity regarding actual or potential medical results relating to products under development by our competitors or us;

..    regulatory developments in the United States and foreign countries;

..    litigation;

..    economic and other external factors or other disasters or crises; and

..    period-to-period fluctuations in our financial results.

     In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against the company. We may become involved in this type of litigation in the future. Litigation of this type is often extremely expensive and diverts management's attention and resources.

Because our product candidates, including alvimopan, are in development, there is a high risk that further development and testing will demonstrate that our product candidates are not suitable for commercialization.

     We have no products that have received regulatory approval for commercial sale. All of our product candidates, including alvimopan, are in development, and we face the substantial risks of failure inherent in developing drugs based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy before the

FDA and foreign regulatory authorities will approve them for commercial use. We will need to conduct significant additional research, animal testing, or preclinical testing, and human testing, or clinical trials, to demonstrate the safety and efficacy of our product candidates to the satisfaction of the FDA and foreign regulatory authorities to obtain product approval.

     Preclinical testing and clinical development are long, expensive and uncertain processes. Failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Based on results at any stage of clinical trials, we may decide to discontinue development of our product candidates.

     Our product candidate alvimopan is in Phase 3 testing for the management of postoperative ileus and opioid bowel dysfunction. These clinical trials are testing whether alvimopan is able to selectively block the effects of narcotic analgesics on the gastrointestinal tract. As combination studies they are subject to the risk that the use of alvimopan with narcotic analgesics may result in unexpected toxicity, or increase the side effects associated with the individual products to an unacceptable level, or interfere with the efficacy of the narcotic analgesic. Assessing clinical trial results of alvimopan in combination with narcotic analgesics may add to the complexity of analyzing these results.

We may suffer significant setbacks in advanced clinical trials, even after promising results in earlier trials. We may not be able to enroll a sufficient number of patients to complete our clinical trials in a timely manner.

     We do not know whether our existing or any future clinical trials will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products. Our failure to adequately demonstrate the safety and efficacy of our products under development will prevent receipt of FDA and foreign regulatory approvals and, ultimately, commercialization of our product candidates.

     Regulatory clearance that we may receive, if any, for a product candidate will be limited to those diseases and conditions for which we have demonstrated in clinical trials that the product candidate is safe and efficacious. Preclinical and clinical studies of our product candidates, including alvimopan, may not display the safety and efficacy necessary to obtain regulatory approvals. Drug development is a highly uncertain process. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Data obtained from tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development and regulatory interpretations of clinical benefit and clinical risk. Product candidates that appear to be promising at earlier stages of development may not reach the market or be marketed successfully for a number of reasons, including the following:

         .    researchers may find during later preclinical testing or clinical trials that the product candidate is ineffective or has harmful side effects;

         .    variability in the number and types of patients available for clinical studies;

         .    new information about the mechanisms by which a drug candidate works may adversely affect its development;

         .    one or more competing products may be approved for the same or a similar disease condition, raising the hurdles to approval of the product candidate;

         .    the product candidate may fail to receive necessary regulatory approval or clearance;

         .    the product candidate may be too difficult to manufacture on a large scale;

         .    the product candidate may be too expensive to manufacture or market;

         .    the product candidate may not achieve broad market acceptance;

         .    others may hold proprietary rights that will prevent the product candidate from being marketed; or

         .    others may market equivalent or superior products.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

     We believe our existing cash, cash equivalents and short-term investments as of June 30, 2002 of approximately $176.3 million and anticipated cash flow from existing collaborations will be sufficient to meet our currently estimated operating and investing requirements into early 2004. We have generated operating losses since we began operations in November 1994 and we will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of June 30, 2002, we have incurred a cumulative net loss of approximately $123.0 million. Even if we succeed in developing a commercial product, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

     We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, stringent enrollment requirements, slow rate of enrollment, size of patient population, having to compete with other clinical trials for eligible patients, geographical considerations and others. We contract with third parties to conduct our clinical studies. We are subject to the risk that these third parties fail to perform their obligations properly and in compliance with applicable FDA regulations.

     Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

Because we are not certain we will obtain necessary regulatory approvals to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize any of our products.

     The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we will obtain regulatory clearance for any product candidate we develop. We cannot market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and the FDA's extensive regulatory clearance process. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources for research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Since neither the FDA nor international regulatory authorities have approved peripherally restricted opioid analgesics or peripherally restricted narcotic antagonist drugs for marketing, we do not know whether our research and clinical approaches to developing new products for the pain management market will lead to drugs that the FDA will consider safe and effective for indicated uses.

     Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug, or IND, application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

.. must conform with the FDA's good laboratory practice regulations; .. must meet requirements for institutional review board oversight; .. must meet requirements for informed consent;
.. must meet requirements for good clinical practices;

..    are subject to continuing FDA oversight; and
..    may require large numbers of test subjects.

     We, or the FDA, may suspend clinical trials at any time if the subjects participating in the trials are exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of the trials.

     Before receiving FDA approval to market a product, we must demonstrate that the product candidate is safe and effective on the patient population that will be treated. If we fail to comply with applicable FDA or other applicable regulatory requirements, we could be subject to criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory actions against our product candidates or us. In addition, the federal Controlled Substances Act imposes significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of controlled substances. Therefore, we must determine whether the federal Drug Enforcement Agency would consider any product to be a controlled substance. We believe that it is unlikely that any of our product candidates other than those acting on the central nervous system will be subject to regulation as controlled substances.

Our business could suffer if we cannot attract, retain and motivate skilled personnel and cultivate key academic collaborations.

     We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel it could impede significantly the achievement of our research and development objectives. Failure to negotiate additional acceptable collaborations with academic institutions and scientists, or lack of success with respect to our existing academic collaborations, may delay our product development programs. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships.

The concept of developing peripherally restricted opioid analgesics and narcotic antagonist drugs is relatively new and may not lead to commercially successful drugs.

     Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally restricted opioid analgesic or narcotic antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

..    perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;
..    cost-effectiveness of our product candidates relative to competing products;
..    the availability of government or third-party payor reimbursement for our product candidates; and
..    the effectiveness of marketing and distribution efforts by us and our licensees and distributors.

     Other products that are currently sold for pain management are already recognized as safe and effective and have a history of successful sales in the United States and elsewhere. Our new products, if any, will be competing with drugs that have been approved by the FDA and have demonstrated commercial success in the United States and elsewhere.

Third parties are conducting or will conduct many of our product development activities and almost all of our manufacturing and marketing activities. If these third parties fail to perform these functions satisfactorily and in compliance with regulatory requirements, our product development could be delayed.

     We rely, to a significant extent, on third parties to direct our research, to jointly conduct some research and preclinical testing functions and to manufacture certain of our product candidates. If any of these third parties breaches or terminates their agreement with us or otherwise fails to conduct their activities successfully and in a timely manner, their actions could delay or terminate the preclinical or clinical development or commercialization of the affected product candidates or research programs. We cannot control the amount and timing of resources these third parties devote to our programs or product candidates. The failure of any third party to comply with any governmental regulations would substantially harm our development and marketing efforts and delay or prevent regulatory approval of our product candidates. If these third parties fail to perform their obligations properly and in compliance with applicable regulations, we may be compelled to delay our development efforts, and our business could be harmed.


     Our corporate collaborators, including Glaxo, may determine not to proceed with one or more of our drug discovery and development programs. If one or more of our corporate collaborators reduces or terminates funding, we will have to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

     We may not be able to negotiate additional corporate collaborations on acceptable terms, if at all, and these collaborations may not have success. Our quarterly operating results may fluctuate significantly depending on the initiation of new corporate collaboration agreements or the termination of existing corporate collaboration agreements.

If we do not realize value from our retained commercialization rights, we may not achieve our commercial objectives or profitability.

     If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights for specific pharmaceutical indications or in specified geographical regions. We may take advantage of these currently retained rights directly or through collaborations with others. The value of these rights, if any, will largely derive from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain. The exploitation of retained commercialization rights requires:

..    sufficient capital;
..    significant technological, product development, manufacturing and regulatory expertise and resources; and
..    marketing and sales personnel.

     We may not be able to develop or obtain these resources in sufficient quantity or at a sufficient quality level to achieve our objectives. We will need to rely on third parties for many of these resources. Our failure to establish and maintain relationships to obtain these services cost-effectively could materially reduce or eliminate our ability to realize value from our retained commercialization rights.

If our competitors develop and market products that are more effective, have fewer side effects, are less expensive than our product candidates or offer other advantages, that will reduce our commercial opportunities.

     Other companies have product candidates in clinical trials to treat each of the conditions for which we are seeking to discover and develop product candidates. These competing potential drugs may result in effective, commercially successful products. Even if our collaborators or we are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Our competitors may succeed in developing products either that are more effective than those that we may develop, alone or with our collaborators, or that they market before we market any products we develop.

     Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts and universities and public and private research institutions. In addition, companies pursuing research in different but related fields represent substantial competition. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

..    attract qualified personnel;
..    attract parties for acquisitions, joint ventures or other collaborations;
     and
..    license the proprietary technology of institutions that is competitive with the technology we are practicing.

     The successful entrance by our competitors into partnering arrangements or license agreements with academic research institutions will preclude us from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find an acceptable substitute.

Companies and universities that have licensed product candidates to us for clinical development and marketing are sophisticated competitors that could develop similar products to compete with products we hope to develop.

     Licensing product candidates from other companies, universities, or individuals does not prevent them from developing non-identical but competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. The individuals who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization of successful new drugs from our research program is likely to attract additional research by our licensors and by other investigators who have experience in developing products for the pain management market. By virtue of the previous research that led to the discovery of the drugs or product candidates that they licensed to us, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

     We may breach the agreements under which we license commercialization or development rights and may thereby lose license rights that are important. We license rights to products and technology that are relevant to our business, including among others our exclusive worldwide license to alvimopan for which we have paid Roberts Laboratories, Inc. and our license agreement with Eli Lilly and Company to license intellectual property rights relating to peripherally selective opioid antagonists. We are subject to various obligations with respect to these agreements, including development responsibilities, royalty and other payments and regulatory obligations. If we fail to comply with these requirements or otherwise breach a license agreement or contract, the licensor or other contracting party may have the right to terminate the license or contract in whole or in part or change the exclusive nature of the arrangement. In such event we would not only lose all or part of the benefit of the arrangement but also may be exposed to potential liabilities for breach in the form of damages or other penalties.

Our agreements with our collaborators may not generate as much revenue as we anticipate. If conflicts arise between our collaborators or advisors and us, they may act in their self-interest.

     In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of alvimopan for the management of postoperative ileus and opioid bowel dysfunction. In addition, we and Glaxo agreed in the collaboration agreement to co-develop alvimopan for a number of other indications, both acute and chronic, which would involve the use of alvimopan in out-patient settings. In the United States, we and Glaxo will co-develop and co-promote alvimopan and share development expenses and commercial returns. We have responsibility for the development, marketing, and co-promotion strategy for acute-care indications, which will be targeted to hospitals and surgeons. Glaxo has responsibility for the development, marketing, and co-promotion for chronic-care indications targeted to community-based physicians. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. Upon the occurrence of certain events set forth in the collaboration agreement, either party may terminate the collaboration agreement with respect to the collaboration products impacted by such events. We depend on Glaxo to provide us with substantial assistance and additional expertise in the commercialization of alvimopan. Any failure of Glaxo to diligently promote alvimopan could lead to our loss of revenues from product sales and milestones due under our collaboration agreement with Glaxo and would delay our achievement, if any, of profitability. In the near term, our success will depend upon the success of our collaboration with Glaxo to commercialize and further develop alvimopan.

     In April 2000, we granted Santen Pharmaceutical Co., Ltd. an exclusive license to develop and commercialize ADL 2-1294 for the treatment of ophthalmic pain in all countries other than South Korea and North Korea. Assuming defined clinical and regulatory milestones are met and sales are achieved, Santen has full control and authority over the development, registration and commercialization of its product candidate, subject to its obligation to use reasonable efforts to develop, obtain regulatory approval and market the product candidate, taking into account the prospect for the product candidate. As a result, we have no control over the further development of this product candidate. Under our agreement with Santen, Santen has the right in some circumstances to co-promote products it develops, pursuant to the license we granted it with other partners. Santen may terminate its agreement at its discretion on a country by country basis or on a product by product basis upon written notice to us if it determines that circumstances do not warrant further development of the product.

     We have obtained, and intend to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we have entered into, and may in the future enter into, collaborative arrangements, including our arrangements with Glaxo and Santen, for the marketing, sales and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our drug candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties, including Glaxo and Santen, will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. In addition, our current strategic arrangements may not continue and we may be unable to enter into future collaborations. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure their protection.

     Our commercial success will depend in part on obtaining patent protection on our products and successfully defending these patents against third party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims allowed in our patents or those of our collaborators.

     Others have filed and in the future are likely to file patent applications covering products and technologies that are similar, identical or competitive to ours. The patent office has informed us that others may have patent applications that may overlap with a patent application that we have in-licensed covering certain receptors. We cannot assure you that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, nor that we or our licensor will not be involved in interference proceedings before the United States Patent and Trademark Office. Any legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could subject us to potential liability for damages and require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

     Although no third party has asserted a claim of infringement against us, we are aware of an issued patent that has expired for non-payment of a maintenance fee and that relates to methods of treatment of symptoms associated with the cold and flu. It is possible that the patent could be reinstated and that a claim could be asserted that certain ophthalmic uses of our ADL 2-1294 infringe this issued patent. Based on our investigations to date, including discussions with outside legal counsel, we do not believe that we infringe any valid and enforceable claims of the patent, although we have not received an opinion of patent counsel to that effect. If this patent is reinstated and is found to contain claims infringed by the use of our ADL 2- 1294 product candidate and such claims are ultimately found valid and enforceable, we may not be able to obtain a license at a reasonable cost, or at all. In that event, we would have to use an alternative method of delivery for ophthalmic products based on ADL 2-1294, which could materially reduce or eliminate the commercial viability of our ADL 2-1294 for ophthalmic uses.

     Others may hold proprietary rights that will prevent our product candidates from being marketed.

     We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to protect adequately our trade secrets or other proprietary information.

     We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the prosecution of in-licensed technology, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology. For example, the University of California, San Diego is prosecuting the patent for additional claims regarding the use of ADL 2-1294 for the treatment of inflammatory pain.

     Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, our ability to receive patent protection or protect our proprietary information may be imperiled.

If we are unable to contract with third parties to manufacture our products in sufficient quantities, at an acceptable cost or in compliance with regulatory requirements, we may be unable to meet demand for our products and lose potential revenues.

     Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will depend on our collaborators or third parties for the manufacture of compounds for preclinical, clinical and commercial purposes in their manufacturing facilities. These manufacturers are required to adhere to FDA requirements commonly known as current Good Manufacturing Practices (cGMPs). Under cGMPs, our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We do not have control over compliance with these regulations by those manufacturing our products. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of alvimopan. If these third party manufacturers fail to perform in compliance with these regulations, we may be compelled to delay our development efforts. Our products may be in competition with other products for access to facilities of third parties and our collaborators and suitable alternatives may be unavailable. Consequently, our products may be subject to delays in manufacture if collaborators or outside contractors give other products greater priority than our products. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost-effective or timely manner. If the manufacture of these products is not performed in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products, if any are approved, on a timely basis could be impaired or precluded. We may not be able to enter into necessary third-party manufacturing arrangements on acceptable terms, if at all. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if any are approved, on a timely and competitive basis. We do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

If we are unable to create sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

     We currently have no sales, marketing or distribution capability. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain FDA approval, we intend to market some products directly and rely on relationships with one or more pharmaceutical companies with established distributions systems and direct sales forces, including Glaxo in the case of alvimopan, to market other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

     The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means will limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement similar government control. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future and may impede patients' ability to obtain insurance. Further, cost control initiatives could adversely affect our collaborators' ability to commercialize our products, and our ability to realize royalties from this commercialization.

     Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

..    government and health administration authorities;
..    private health insurers; and
..    other third-party payors.

If we engage in an acquisition or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

         From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

                  . issue equity securities that would dilute our stockholders' percentage ownership;

                  . incur substantial debt that may place strains on our operations;

                  . spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

                  .  assume substantial actual or contingent liabilities;

                  . or merge with or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that our stockholders may not deem desirable.

         We are not in a position to predict what, if any, collaborations, alliances or transactions may result or how, when or if they will have a material effect on us or the development of our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease commercialization of our products.

     The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry clinical trial insurance but do not carry product liability insurance. Our corporate collaborators or we may not be able to obtain insurance at a reasonable cost, if at all. While under various circumstances our corporate collaborators will indemnify us against losses, indemnification may not be available or adequate should any claim arise.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

     Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

     Provisions of our amended and restated certificate of incorporation and restated by-laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

     Our amended and restated certificate of incorporation provides for the Board of Directors to be divided into three classes, with the term of one such class expiring each year and we have eliminated the ability of the stockholders to consent in writing to the taking of any action pursuant to Section 228 of the Delaware General Corporation Law.

     In addition, we adopted a shareholder rights plan designed to encourage parties seeking to acquire us to negotiate with and seek the approval of our Board of Directors.

Critical Accounting Policies and Estimates

     During 2001, the staff of the United States Securities and Exchange Commission released cautionary advice regarding critical accounting policies and practices. The release defines critical policies and practices as items that are most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. As we progress in our development and move closer to product approval and commercial operation, we may face such issues which require increased levels of management estimation and complex judgment.

     The following are practices that could be considered to fall within the realm of this cautionary advice:

     Stock Compensation - Our practice of applying APB Opinion No. 25 to account for our stock option plan rather than SFAS No. 123. If we adopted the changes required by SFAS No. 123, the loss for the year ended December 31, 2001 would have increased by $842,817.

     Clinical Trial Expense Recognition - We enter into contracts with third party vendors to perform clinical trials and the manufacture of drug candidates. We recognize these expenses based on the percentage of completion method to match the period in which they are incurring. These contracts can be terminated by either party. The percentage of completion is based upon our estimates of the percentage of the contract completed to date compared to the total contract. Factors considered may include patient enrollment to date or patient visits, among others.

     Collaborative Arrangement Revenues - We defer and recognize up-front non-refundable fees over the performance period in situations where continuing involvement exists. Substantive milestone fees are recorded when the event related to the milestone is achieved. Reimbursement of third party costs reimbursable under the terms of collaborative agreements are recorded as revenue in the period the revenue is earned and the expense incurred.

Liquidity and Capital Resources

     We have experienced negative operating cash flows since our inception, except for the second quarter of 2002 and we have funded our operations primarily from the proceeds received from the sale of our common stock and our mandatorily redeemable convertible preferred stock and license payments. Cash, cash equivalents and short-term investments were approximately $176.3 million at June 30, 2002, and approximately $156.4 million at December 31, 2001, representing 91.4% and 95.3% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate and United States government agency bonds.

     We believe that our current financial resources and sources of liquidity are adequate to fund operations into early 2004 based on a level of research and development, marketing and administrative activities necessary to achieve our short-term objectives.

The following is a summary of selected cash flow information for the six months ended June 30, 2002 and 2001:

                                                                           Six Months Ended June 30,
                                                                             2002            2001
                                                                             ----            ----
Net loss ............................................................   $(28,318,471)    $ (16,913,933)
Adjustments for non-cash operating items ............................      3,241,561         3,248,286
                                                                        ------------     -------------
Net cash operating loss .............................................    (25,076,910)      (13,665,647)
Net change in assets and liabilities ................................     46,023,000           645,620
                                                                        ------------     -------------
Net cash provided by (used in) operating activities .................     20,946,090       (13,020,027)
                                                                        ============     =============
Net cash provided by (used in) investing activities .................     16,762,799       (19,140,491)
                                                                        ============     =============
Net cash provided by financing activities ...........................        144,100        59,911,423
                                                                        ============     =============

Net Cash Provided By (Used In) Operating Activities

Operating Cash Inflows

     Our operating cash inflows for 2002 have primarily been derived from a non-recurring, non-refundable and non-creditable signing fee of $50.0 million with Glaxo, grant and license revenues, and interest income on cash equivalents and short-term investments.

Operating Cash Outflows

     Our operating cash outflows for 2002 have continued to be primarily used for research and development expenditures associated with our product candidates, in particular including the costs of manufacturing the clinical trial materials for alvimopan and for the compensation of our employees.

Operating Cash Flow Requirements Outlook

     We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities. Research and development expenditures, including clinical trial expenditures, are expected to increase as we continue to develop product candidates. We expect that our operating expenses will also increase in future periods as a result of the manufacturing scale-up and in preparation for potential commercialization of our product candidates, assuming the success of our clinical trials and that we receive the necessary regulatory approvals. Our collaboration agreement with Glaxo will reimburse us for a portion of these development and promotional expenses paid to third parties. We may also receive milestone payments if the milestone events are achieved.

     We paid Roberts Laboratories, Inc., which merged with Shire Pharmaceutical, plc, a total of $600,000 through June 30, 2002 for the exclusive worldwide license to alvimopan. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestone events are achieved. Roberts licensed the rights to alvimopan from Eli Lilly & Company, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive FDA approval to sell alvimopan. We will be required to pay royalties to Eli Lilly and Roberts on any sales of alvimopan.

     The initiation of commercial activities will require the hiring of additional staff. Preparation for sales and marketing activities will require hiring and training of a sales and marketing staff. As of June 30, 2002, we may be required to pay up to an aggregate of $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements (including our agreement with Eli Lilly). We also intend to hire additional research and development, clinical and administrative staff.

Net Cash Used In Investing Activities

     Our capital expenditures for the six months ended June 30, 2002 and 2001, were $911,724 and $1,379,432 respectively and were primarily for the purchase of laboratory equipment, furniture and fixtures, office equipment and leasehold improvements in order to further expand our product development capabilities.

Investing Requirements Outlook

     We expect to require additional investments in leasehold improvements and laboratory and office equipment to support the continued expansion of our development and potential commercialization activities.

Net Cash Provided By (Used In) Financing Activities

     During the first six months of 2002 and 2001, we received $146,391 and $161,814 respectively, from stock option exercises. We received additional financing for the payment of insurance premiums of $176,175 and $88,033 in the six months ended June 30, 2002 and 2001, respectively. In addition, $302,906 and $292,616 was used to repay insurance loan obligations during the six months ended June 30, 2002 and 2001, respectively. Payments on notes receivable for purchase of stock options was $173,974 and $190,881 for the six months ended June 30, 2002 and 2001, respectively. Additionally, interest converted to principal on these notes was $49,534 and $69,339 for the six months ended June 30, 2002 and 2001, respectively.

Financing Requirements Outlook

     We do not expect sales, if any, to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $176.3 million as of June 30, 2002 will be sufficient to meet our currently estimated operating and investing requirements into early 2004. Prior to exhausting our current cash, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay development of certain of our products. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock. Any such required financing may not be available in amounts or on terms acceptable to us.

     The extent and timing of proceeds from future exercises of stock options, if any, are primarily dependent upon the market price of our common stock, as well as the exercise prices and expiration dates of the stock options.

Results of Operations

     This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

Three Months Ended June 30, 2002 and 2001

     Grant, contract, license and milestone revenues. Our grant and license revenues were $10,458,217 and $29,121 for the three months ended June 30, 2002 and 2001, respectively. Revenues recognized for the three months ended June 30, 2002 consisted of (a) $8,827,535 for the reimbursement of shared expenses with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc in connection with a collaboration agreement executed in April 2002; (b) $868,056 which is a portion of the $50,000,000 signing fee received from Glaxo; (c) a milestone payment of $250,000 from Santen Pharmaceutical Co., Ltd.; (d) $6,579 which is a portion of the $500,000 license fee received from Santen on signing an agreement with Santen in April 2000 and (e) $506,047 from a portion of the Small Business Innovation Research (SBIR) grants awarded to us by the National Institutes of Health (NIH) in September 2001. Revenues recognized for the three months ended June 30, 2001 consisted of $6,579 which was a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing an agreement with that affiliate in July 1999, $6,579 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000 and a patent cost reimbursement from Santen of $15,963. The license fee revenues related to Santen are being recognized over the remaining life of the patents that were licensed in those collaborations.

In connection with the collaboration agreement with Glaxo for the development of products in the United States, we recorded in the second quarter as contract reimbursement revenue the expected reimbursement of the excess of the out-of-pocket research and development and marketing expenses that we incurred over our proportionate share of the total of such expenses incurred by both companies. The contract reimbursement revenue covered the period from January 1, 2002 to June 30, 2002. The amounts attributable to the first and second quarters and the allocation of the amounts between research and development and marketing expenses are as follows:

                                                                         Six months ended
Contract reimbursement revenue          First quarter   Second quarter      June 30, 2002
------------------------------          -------------   --------------      -------------
Research and development                   $3,230,792       $5,000,450         $8,231,242
Marketing                                     196,310          399,983            596,293
                                           ----------       ----------         ----------
Total                                      $3,427,102       $5,400,433         $8,827,535
                                           ==========       ==========         ==========

     This $8,827,535 has been recorded as an account receivable, while we expect to collect this receivable, it is subject to review, verification and payment by Glaxo. This is the first time we have submitted expenses to Glaxo for reimbursement under the collaboration agreement.

     Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $14.3 million for the three months ended June 30, 2002 from approximately $8.7 million for the three months ended June 30, 2001. This increase was primarily due to the higher costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels. In the three months ended June 30, 2002, the costs of conducting Phase 1, Phase 2 and Phase 3 clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $4.2 million compared to the same period in 2001. Personnel costs increased by approximately $1.1 million in the three months ended June 30, 2002 compared to the same period in 2001. Approximately $0.3 million was an increase in other expenses including database services, office rent and depreciation in the three months ended June 30, 2002 compared to the same period in 2001.

     Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $6.0 million for the three months ended June 30, 2002 from approximately $3.1 million for the three months ended June 30, 2001, an increase of approximately $2.9 million. The increase was primarily due to approximately $0.7 million of higher payroll expenses related to additional personnel, approximately $0.3 million of corporate legal fees, approximately $0.4 million in marketing expenses, approximately $1.3 million for financial advisory fees associated with the execution of the collaboration agreement we entered into with Glaxo and an increase in other expenses including insurance, office rent and office expense.

     Net interest income (expense). Our interest income decreased to approximately $1.1 million for the three months ended June 30, 2002 from approximately $1.9 million for the same period in 2001. Even though we had received a $50.0 million signing fee from Glaxo in April 2002, our interest income decreased because of a reduction in our cash balance resulting from increased operating expenses and lower interest rates in the second quarter of 2002. Our interest expense represents interest incurred on the financing of insurance premiums.

     Net loss. Our net loss for the three months ended June 30, 2002 and 2001 was approximately $8.7 million and $10.0 million, respectively. Although we had higher costs associated with the expansion of Phase 3 clinical development, higher costs of clinical trial materials for alvimopan and increased marketing, our net loss decreased as a result of the recording of approximately $8.8 million of contract reimbursement revenue in the second quarter of 2002 from Glaxo that were retroactive to January 2002. We expect to continue to incur substantial losses in future periods.

Six Months Ended June 30, 2002 and 2001

     Grant, contract, license and milestone revenues. Our grant and license revenues were $10,775,556 and $562,216 for the six months ended June 30, 2002 and 2001, respectively. Revenues recognized for the six months ended June 30, 2002 consisted of (a) $8,827,535 for the reimbursement of shared expenses with Glaxo Group Limited, an affiliate of GlaxoSmithKline plc; (b) $868,056 which is a portion of the $50,000,000 signing fee received from Glaxo; (c) a patent agreement fee of $200,000 from Toray Industries, Inc.; (d) a milestone payment of $250,000 from Santen; (e) $13,158 which is a portion of the $500,000 license fee received from Santen on signing an agreement with Santen in April 2000 and
(f) $616,807 from a portion of the Small Business Innovation Research (SBIR) grants awarded to us by the National Institutes of Health (NIH) in September 2001. Revenues recognized for the six months ended June 30, 2001 consisted of a milestone payment of $500,000 from an affiliate of GlaxoSmithKline, $13,158 which was a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline on signing an agreement with that affiliate in July 1999, and $13,158 which is a portion of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000. The license fee revenues related to Santen are being recognized over the remaining life of the patents that were licensed in those collaborations.

In connection with the collaboration agreement with Glaxo for the development of products in the United States, we recorded in the second quarter as contract reimbursement revenue the expected reimbursement of the excess of the out-of-pocket research and development and marketing expenses that we incurred over our proportionate share of the total of such expenses incurred by both companies. The contract reimbursement revenue covered the period from January 1, 2002 to June 30, 2002. The amounts attributable to the first and second quarters and the allocation of the amounts between research and development and marketing expenses are as follows:

                                                                        Six months ended
Contract reimbursement revenue       First quarter    Second quarter       June 30, 2002
-------------------------------      -------------    --------------       -------------
Research and development                $3,230,792        $5,000,450          $8,231,242
Marketing                                  196,310           399,983             596,293
                                        ----------        ----------          ----------
Total                                   $3,427,102        $5,400,433          $8,827,535
                                        ==========        ==========          ==========

     This $8,827,535 has been recorded as an account receivable, while we expect to collect this receivable, it is subject to review, verification and payment by Glaxo. This is the first time we have submitted expenses to Glaxo for reimbursement under the collaboration agreement.

     Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $31.4 million for the six months ended June 30, 2002 from approximately $15.2 million for the six months ended June 30, 2001. This increase was primarily due to the higher costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels. In the six months ended June 30, 2002, the costs of conducting Phase 1, Phase 2 and Phase 3 clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $13.2 million compared to the same period in 2001. Personnel costs increased by approximately $2.4 million in the six months ended June 30, 2002 compared to the same period in 2001. Approximately $0.6 million was an increase in other expenses including database services, office rent and depreciation in the six months ended June 30, 2002 compared to the same period in 2001.

     Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $10.1 million for the six months ended June 30, 2002 from approximately $6.2 million in the six months ended June 30, 2001, an increase of approximately $3.9 million. The increase was primarily due to approximately $1.0 million of higher payroll expenses related to additional personnel, approximately $0.7 million of corporate legal fees, approximately $0.4 million in marketing expenses, approximately $1.3 million for consulting fees associated with the collaboration agreement with Glaxo and an increase in other expenses including office expense and taxes.

     Net interest income (expense). Our interest income decreased to approximately $2.4 million for the six months ended June 30, 2002 from approximately $4.0 million for the same period in 2001. Even though we received a $50.0 million signing fee from Glaxo in April 2002, our interest income decreased because of a reduction in our cash balance resulting from increased operating expenses and lower interest rates in the first six months of 2002. Our interest expense represents interest incurred on the financing of insurance premiums.

     Net loss. Our net loss for the six months ended June 30, 2002 and 2001 was approximately $28.3 million and $16.9 million, respectively. The increase in the net loss reflects higher costs associated with the expansion of Phase 3 clinical development, higher costs of clinical trial materials for alvimopan, increased marketing costs, and increased staffing levels. We expect to continue to incur substantial losses in future periods.

Recently Issued Accounting Pronouncements

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet determined the impact on its financial position or results of operations from adopting SFAS No. 146.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A substantial portion of our assets are investment grade debt instruments, such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instruments will be redeemed at their stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our cash, cash equivalents and investment portfolio at June 30, 2002 was $176.3 million and the weighted average interest rate of that portfolio was approximately 2.74%.

PART II.    OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

     Effective as of May 6, 2002, we issued 5,000 shares of our common stock that were not registered under the Securities Act of 1933 to Bruce A. Peacock pursuant to the terms of the Agreement dated April 22, 2002 between us and Mr. Peacock pursuant to which Mr. Peacock became our President and Chief Executive Officer and a Director. The issuance of the securities to Mr. Peacock was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Appropriate restrictive legends were affixed to the stock certificate issued to Mr. Peacock. No underwriters were employed in this transaction.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     On May 14, 2002, we held our Annual Meeting of Stockholders in Wayne, Pennsylvania. The purposes of the meeting were to elect one director, to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2002, and to approve an amendment to our Amended and Restated 1994 Equity Compensation Plan to increase by 800,000 shares the number of shares of common stock authorized to be issued under the plan.

     Our stockholders voted as follows to elect one member of our Board of Directors to serve as a member of the class indicated below:

          Nominee           Class        In Favor        Against       Abstain
          -------           -----         -------        -------       -------
Ellen M. Feeney        Class I         20,779,895           0          320,591

     In addition to Ms. Feeney, our incumbent directors with terms continuing after our annual meeting are John J. Farrar, Ph.D., Paul Goddard, Ph.D., David
M. Madden, Claude H. Nash, Ph.D., Robert T. Nelsen and Bruce A. Peacock.

     In the vote to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2002, 20,721,506 shares were voted in favor of ratification, 376,835 shares were voted against ratification, and 2,145 shares abstained from voting.

     In the vote to approve an amendment to our Amended and Restated 1994 Equity Compensation Plan to increase by 800,000 shares the number of shares of common stock authorized to be issued under the plan, 20,591,586 shares were voted in favor of the amendment, 491,930 shares were voted against the amendment, and 16,970 shares abstained from voting.

ITEM 6.  Exhibits and Reports on Form 8-K:

         (a) The following exhibits are filed as part of this Report on Form
10-Q:

         10.1 Amended and Restated 1994 Equity Compensation Plan.

         10.2 Letter Agreement between the Company and Martha E. Manning dated June 20, 2002.

         (b) We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2002:

         We filed a Current Report on Form 8-K on April 29, 2002 to report, pursuant to Item 5, that Bruce A. Peacock had been elected to the positions of President, Chief Executive Officer and Director of the Company effective as of May 6, 2002.

         We filed a Current Report on Form 8-K on April 30, 2002 to report, pursuant to Item 5, that on April 14, 2002, we entered into a Collaboration Agreement with Glaxo Group Limited for the exclusive worldwide development and commercialization of alvimopan. We amended the Current Report on Form 8-K on June 21, 2002 to attach a copy of the Collaboration Agreement as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ADOLOR CORPORATION

Date: August 13, 2002                By:  /s/ Bruce A. Peacock
                                          --------------------
                                          Bruce A. Peacock
                                          President and Chief Executive Officer

                                     By:  /s/ Peter J. Schied
                                          -------------------
                                          Peter J. Schied
                                          Senior Vice President and
                                          Chief Financial Officer