Form 10-Q
period 2002-09-30
ADOLOR CORP
filed 2002-11-01
CIK 1076167

===========================================================================
             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [_] No

Number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of October 28, 2002: 31,264,359 shares.

===========================================================================

===========================================================================
                           ADOLOR CORPORATION

                                 INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements:

        Consolidated Balance Sheets at September 30, 2002
        and December 31,2001                                            1

        Consolidated Statements of Operations for three months
        ended September 30, 2002 and 2001, nine months ended
        September 30, 2002 and 2001 and the period from
        August 9, 1993 (inception) to September 30, 2002                2

        Consolidated Statements of Cash Flows for nine months ended
        September 30, 2002 and 2001 and the period from August 9,
        1993 (inception) to September 30, 2002                          3

        Notes to Consolidated Financial Statements                      4


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             8


ITEM 3. Quantitative and Qualitative Disclosures About Market
        Risk                                                            24


ITEM 4. Controls and Procedures                                         24



PART II.OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K                                25


        Signatures                                                      26

        Certifications                                                  27



PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                                   ADOLOR CORPORATION
                             (A Development Stage Company)

                              Consolidated Balance Sheets
                                      Unaudited
                       September 30, 2002 and December 31, 2001



                                           September 30, 2002   December 31, 2001
                                           ------------------   ------------------
Assets


Current assets:


Cash and cash equivalents                      $  52,729,060       $  50,017,499
Short-term investments (Note 3)                  110,998,326         106,426,917
Accounts receivable from collaboration
agreements (Note 4)                                7,916,418                  --
Prepaid expenses and other current
 assets                                            4,438,936           4,234,509
                                                 -----------         -----------

Total current assets                             176,082,740         160,678,925
Equipment and leasehold improvements, net          3,756,604           3,420,576
Other assets                                          76,565              82,035
                                                 -----------         -----------

Total assets                                    $179,915,909        $164,181,536
                                                 ===========         ===========


Liabilities and Stockholders' Equity
Current liabilities:
Notes payable                                  $      44,044        $    214,819
Accounts payable                                   3,296,928           2,294,545
Accrued expenses                                  17,029,168           8,434,747
Deferred licensing fees (Note 4)                   4,192,980              26,316
                                                  ----------          ----------
Total current liabilities                         24,563,120          10,970,427
Deferred licensing fees (Note 4)                  44,333,699             429,824
                                                  ----------          ----------

Total liabilities                                 68,896,819          11,400,251
                                                  ----------          ----------


Stockholders' equity:
Series A Junior Participating
 preferred stock, $0.01 par value;
 35,000 shares authorized, none issued
 and outstanding                                          --                  --
Preferred stock, $0.01 par value;
 1,000,000 shares authorized; none issued and
 outstanding                                              --                  --
Common stock, par value $.0001 per
 share; 99,000,000 shares authorized;
 31,241,216 and 31,104,304 shares issued and
 outstanding at September 30, 2002 and
 December 31, 2001, respectively                        3,124               3,110
Additional paid-in capital                        258,790,514         259,043,017
Notes receivable for stock options                   (657,978)           (818,046)
Deferred compensation (Note 5)                     (4,255,565)        (11,527,697)
Unrealized gains on available for sale
 securities                                           265,345             730,228
Deficit accumulated during the
 development stage                               (143,126,350)        (94,649,327)
                                                  -----------         -----------

Total stockholders' equity                        111,019,090         152,781,285
                                                  -----------         -----------

Total liabilities and stockholders' equity       $179,915,909        $164,181,536
                                                  ===========         ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                   ADOLOR CORPORATION
                              (A Development Stage Company)

                         Consolidated Statements of Operations
                                      (Unaudited)
              Three months ended September 30, 2002 and 2001, nine months ended
               September 30, 2002 and 2001 and the period from August 9, 1993
                           (inception) to September 30, 2002


                                                                                                Period from
                                                                                               August 9, 1993
                                         Three months ended             Nine months ended      (inception) to
                                            September 30,                  September 30,        September 30,
                                          2002         2001           2002             2001          2002
                                          ----         ----           ----             ----          ----
Revenues:
 Grant, contract, license
  and milestone revenue (Note 4)   $   9,068,054     $     31,441  $ 19,843,610  $     593,657   $ 21,435,221
                                      -----------      ----------    ----------     ----------     ----------
Operating expenses incurred
 during the development stage:

 Research and development             23,382,744       11,427,093    54,762,445     26,644,648    130,729,531
 Marketing, general and
  administrative                       6,954,832        4,487,824    17,029,181     10,645,928     48,492,160
                                      ----------       ----------    ----------     ----------    -----------

Total operating expenses              30,337,576       15,914,917    71,791,626     37,290,576    179,221,691
                                      ----------       ----------    ----------     ----------    -----------

Loss from operations                 (21,269,522)     (15,883,476)  (51,948,016)   (36,696,919)  (157,786,470)

Interest income                        1,111,889        2,461,760     3,488,672      6,441,384     14,960,745
Interest expense                            (919)        (432,900)      (17,679)      (513,014)      (300,625)
                                      ----------       -----------   ----------     ----------    -----------

Net loss                            $(20,158,552)    $(13,854,616) $(48,477,023)  $(30,768,549) $(143,126,350)
                                      ==========       ==========    ==========     ==========    ===========

Basic and diluted net loss
per share:                          $      (0.65)    $      (0.45) $      (1.55)  $      (1.05)
                                     ===========       ==========    ==========     ==========

Shares used in computing basic
and diluted net loss per share:       31,238,774       31,090,517     31,197,046     29,366,144


The accompanying notes are an integral part of the consolidated financial statements.

                                   ADOLOR CORPORATION
                              (A Development Stage Company)

                           Consolidated Statements of Cash Flows
                                        (Unaudited)
                    Nine months ended September 30, 2002 and 2001 and the
                 period from August 9, 1993 (inception) to September 30, 2002

                                                                                     Period from
                                                                                    August 9, 1993
                                                       Nine months ended            (inception) to
                                                         September 30,               September 30,
                                                      2002           2001                2002
                                                      ----           ----                ----

Cash flows from operating activities:
 Net loss                                            $(48,477,023)  $(30,768,549)    $(143,126,350)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
 Non-cash compensation expense (Note 5)                 6,582,806      4,400,567        17,956,825
 Non-cash warrant value                                        --             --            60,000
 Issuance of common stock for bonus awards and
  employment agreement                                    218,231             --           218,231
 Depreciation and amortization expense                  1,011,500        554,983         2,976,176
 Issuance of common stock for technology license
  agreements                                                   --             --             6,250
 Changes in assets and liabilities:
  Prepaid expenses and other current assets              (204,427)      (520,913)       (4,438,936)
  Accounts receivable from collaboration
   agreements                                          (7,916,418)            --        (7,916,418)
  Other assets                                              5,470       (111,470)          (76,565)
  Accounts payable                                      1,002,383       (112,091)        3,296,928
  Deferred licensing fees                              48,070,539        (39,474)       48,526,679
  Accrued expenses                                      8,594,421      4,787,643        17,029,168
                                                       ----------     ----------        ----------
Net cash provided by (used in) operating
 activities                                             8,887,482    (21,809,304)      (65,488,012)
                                                       ----------     ----------       -----------

Cash flows from investing activities:
 Purchase of equipment and leasehold
  improvements                                         (1,347,528)    (2,459,386)       (6,719,440)
 Purchase of short-term investments                   (79,017,854)   (82,559,869)     (290,929,648)
 Maturities of short-term investments                  73,981,562     53,412,080       180,196,667
                                                       ----------     ----------       -----------

Net cash used in investing activities                  (6,383,820)   (31,607,175)     (117,452,421)
                                                       ----------     ----------       -----------

Cash flows from financing activities:
 Net proceeds from issuance of mandatorily
  redeemable convertible preferred stock and
  Series B warrants                                            --             --        78,501,909
 Proceeds from Series D mandatorily redeemable
  convertible preferred stock subscription                     --             --           600,000
 Net proceeds from issuance of restricted common
  stock and exercise of common stock options              223,223        124,068           941,473
 Proceeds from notes payable-related parties                   --             --         1,000,000
 Payment of notes payable                                (346,950)      (450,851)       (1,622,275)
 Proceeds received on notes receivable                    204,985        253,510           361,824
 Interest receivable converted to principal on
  notes                                                   (49,534)       (69,339)         (118,873)
 Proceeds from notes payable                              176,175         88,033         1,666,319
 Net proceeds from IPO                                         --             --        95,376,469
 Net proceeds from issuance of newly registered
  shares of common stock                                       --      58,972,345       58,962,647
                                                       ----------      ----------      -----------
Net cash provided by financing activities                 207,899      58,917,766      235,669,493
                                                       ----------      ----------      -----------

Net increase in cash and cash equivalents               2,711,561       5,501,287       52,729,060
Cash and cash equivalents at beginning of period       50,017,499      67,392,849               --
                                                       ----------      ----------       ----------

Cash and cash equivalents at end of period            $52,729,060     $72,894,136      $52,729,060
                                                       ==========      ==========       ==========
Supplemental disclosure of cash flow
 information:
Cash paid for interest                                     17,679          59,209          210,750

Supplemental disclosure of noncash transactions:
Unrealized gains (losses) on available for sale
 securities                                              (464,883)        735,733          265,345
Deferred compensation from issuance of common
 stock, restricted common stock and common stock
 options                                                  118,326         150,000       23,993,767
Conversion of Series A through H preferred stock
 for common stock                                              --              --       80,383,703
Conversion of stock subscription to Series D
 mandatorily redeemable preferred stock                        --              --          600,000
Conversion of bridge financing, including
 accrued interest, to Series B mandatorily
 redeemable preferred stock                                    --              --        1,019,787


The accompanying notes are an integral part of the consolidated financial statements.

                         Adolor Corporation
                    (A Development Stage Company)

               Notes to Consolidated Financial Statements

                         September 30, 2002
                            (Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, "Adolor" or the "Company") is a development-stage biopharmaceutical company engaged in the development of proprietary pharmaceutical products for the treatment of pain products and products to mitigate certain of the side effects that are caused by current pain treatments. The Company has small molecule product candidates that are in various stages of development ranging from discovery and preclinical studies to Phase 1 through Phase 3 clinical trials. Adolor's lead product candidate, alvimopan, which is also known as ADL 8-2698, is designed to selectively block the effects of narcotic analgesics on the gastrointestinal tract. Alvimopan is in Phase 3 clinical trials for two indications, the management of postoperative ileus and the management of opioid bowel dysfunction. In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited (Glaxo), an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of alvimopan for certain indications.

The accompanying consolidated financial statements include the results of operations of the Company for the period from August 9, 1993 (inception) to September 30, 2002.

The Company has not generated any product sales revenues and has not achieved profitable operations. The Company's deficit accumulated during the development stage through September 30, 2002 aggregated approximately $143.1 million, and the Company's management expects to continue to incur substantial losses in future periods. The Company's future operations are dependent on the success of the Company's research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of the Company's proposed future products. There is no assurance that the Company will ever become profitable or that profitable operations, if achieved, could be sustained on a continuing basis.

Excluding a non-refundable signing fee of $50.0 million in connection with the collaboration agreement the Company entered into with Glaxo
(See Note 4), the Company reported a cash outflow of $45.4 million for the nine months ended September 30, 2002 and the Company does not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash and short term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

Principles of Consolidation

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2002 and for the periods ended September 30, 2002 and 2001, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                         Adolor Corporation
                    (A Development Stage Company)

              Notes to Consolidated Financial Statements

                           September 30, 2002
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

The following reconciles net loss to comprehensive loss for the three and nine months ended September 30, 2002 and 2001:

                                   Three months ended September 30,    Nine months ended September 30,
                                       2002           2001                   2002           2001
                                       ----           ----                   ----           ----
Net loss                          $(20,158,552)  $(13,854,616)          $(48,477,023)  $(30,768,549)
Other comprehensive income:
Unrealized gains (losses) on
available for sale securities         (104,982)       374,649               (464,883)       735,733
                                    ----------    -----------             ----------    -----------

Comprehensive loss                $(20,263,534)  $(13,479,967)          $(48,941,906)  $(30,032,816)
                                    ==========     ==========             ==========     ==========




3.	SHORT-TERM INVESTMENTS

Short-term investments consist of fixed income securities with original maturities of greater than three months when acquired including U.S. Treasury obligations and corporate securities and high-grade commercial paper. At December 31, 2001 and September 30, 2002, all of the short-term investments were deemed "available for sale" investments.

The following summarizes the "available for sale" investments at December 31, 2001 and September 30, 2002:

                                                       Gross       Gross
                                                     unrealized  unrealized
                                             Cost      gains       losses    Fair value
                                             ----      -----       ------    ----------
U.S. Government obligations & agencies  $ 23,588,892  $ 27,972    $ 32,043  $ 23,584,821
Commercial paper                             497,309     1,326          --       498,635
Corporate bonds                           81,610,488   740,458       7,485    82,343,461
                                         -----------  --------     -------   -----------

December 31, 2001                       $105,696,689  $769,756    $ 39,528  $106,426,917
                                         ===========   =======     =======   ===========

U.S. Government obligations & agencies  $ 11,569,551  $ 18,929    $     --  $ 11,588,480
Corporate bonds                           99,163,430   309,917      63,501    99,409,846
                                         -----------   -------      ------   -----------

September 30, 2002                      $110,732,981  $328,846     $63,501  $110,998,326
                                         ===========   =======      ======   ===========

At September 30, 2002, maturities of
investments were as follows:
Less than 1 year                        $ 85,109,039  $265,614     $57,781  $ 85,316,872
Due in 1-5 years                          25,623,942    63,232       5,720    25,681,454
                                         -----------   -------      ------   -----------

September 30, 2002                      $110,732,981  $328,846     $63,501  $110,998,326
                                         ===========   =======      ======   ===========

                                   5

                         Adolor Corporation
                    (A Development Stage Company)

             Notes to Consolidated Financial Statements

                        September 30, 2002
                           (Unaudited)

4.	COLLABORATION AGREEMENT

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan, which is also known as ADL 8-2698. The companies have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50 million during the quarter ended June 30, 2002 and the Company may receive regulatory milestone payments of up to $220 million over the term of the agreement upon the successful achievement, if any, of certain regulatory objectives. As a result of the application of Staff Accounting Bulletin (SAB) 101, the $50 million signing fee is reflected in deferred licensing fees and will be recognized as revenue through April 2014, the estimated performance period. The milestone payments relate to substantive achievements in the development lifecycle and, if achieved, will be recognized as revenue as they are achieved.

In the United States, both companies will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. The Company will lead the development, marketing, and co-promotion activities for acute-care indications, and Glaxo will lead the development, marketing, and co-promotion activities for chronic care indications. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and the Company will receive royalties on revenues, if any.

Under the terms of the collaboration agreement between Glaxo and the Company for collaboration products being developed in the United States, out-of-pocket costs and expenses from third parties for research and development and marketing activities incurred by each company will be combined and each company will pay its proportionate share of the total of such costs. To the extent that a party incurs out-of-pocket costs and expenses from third parties that are in excess of its proportionate share of the total of such expenses, the other party will make a payment to the party who incurred the cost for such excess amounts so long as the total development cost for each such product is not in excess of an amount approved by both companies. Such contract reimbursement amounts paid to the Company will be recorded gross on the Company's consolidated statements of operations pursuant to Emerging Issues Task Force (EITF) No. 99-19 and 01-14 as contract reimbursement revenue. Alternatively, any amounts owed to Glaxo by the Company would be classified as research and development expense or marketing expense, as the case may be, during the period incurred in the Company's consolidated statements of operations. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement described above is retroactive to January 1, 2002.
The Company recorded contract reimbursement revenue of $8,827,535 in the second quarter, which reflects reimbursement revenues of $3,427,102 and $5,400,433 for the first and second quarters of 2002, respectively, and $7,916,418 in the third quarter of 2002, which reflects the outstanding balance of accounts receivable as of September 30, 2002.

Glaxo has certain rights to terminate the collaboration agreement, its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by the Company or for safety related reasons as defined in the collaboration agreement. Glaxo's rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events.

5.	DEFERRED COMPENSATION

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

In September 2002, in addition to the quarterly amortization of deferred compensation, the Company reduced deferred compensation and recorded non-cash charges of approximately $2.9 million in connection with the acceleration of the vesting of certain employee stock options issued in prior periods.

                         Adolor Corporation
                    (A Development Stage Company)

             Notes to Consolidated Financial Statements

                        September 30, 2002
                           (Unaudited)


6.	LICENSE AGREEMENT

In August 2002, we entered into an agreement with Eli Lilly and Company under which we obtained an exclusive license to six issued U.S. patents, related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Lilly $4 million upon signing the agreement. Under the agreement we will be obligated to pay Eli Lilly an additional $4 million upon acceptance of the first application for marketing authorization for alvimopan, if achieved. We will be subject to additional clinical and regulatory milestone payments on achievement of milestones, if any, identified in the agreement and royalty payments to Lilly on sales, if any, of new products utilizing the licensed technology.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Various statements made in this Report on Form 10-Q and in our other reports and public filings are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, information about the following:

  - our product development efforts including results from clinical trials;

  - anticipated clinical trial initiation, completion dates and trial results;

  - anticipated regulatory filing dates for our product candidates;

  - the status and anticipated timing of regulatory approval for our product candidates;

  - anticipated operating losses and capital expenditures;

  - our intentions regarding the establishment of collaborations;

  - estimates of the market opportunity and the commercialization plans for our product candidates, including our plans for the development of a sales and marketing force; and

  - our intention to rely on third parties for manufacturing.

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

Overview

We are a therapeutic-based development stage biopharmaceutical company. We discover, develop and plan to commercialize proprietary pharmaceutical products for the treatment of pain and to mitigate certain of the side effects that are caused by current pain treatments. Our lead product candidate, alvimopan, is currently in three Phase 3 efficacy clinical trials for the management of postoperative ileus and one Phase 3 clinical trial for the management of opioid-induced bowel dysfunction. Our other product candidates are in various stages of development ranging from discovery and preclinical studies through early stage clinical trials.

We are a development stage pharmaceutical company and have not generated any revenues from product sales. We have not been profitable and, since our inception, we have incurred a cumulative net loss of approximately $143.1 million through September 30, 2002. These losses have resulted principally from costs incurred in research and development activities and general and administrative expenses and we expect to continue to incur substantial losses for at least the next several years.


Collaboration Agreement

In April 2002, we entered into a collaboration agreement with Glaxo Group Limited (Glaxo), an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of alvimopan, which is also known as ADL 8-2698. We and Glaxo have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50 million during the quarter ended June 30, 2002 and we may receive regulatory milestone payments of up to $220 million over the term of the agreement upon the successful achievement, if any, of certain regulatory objectives. As a result of the application of SAB 101, the $50 million signing fee is reflected in deferred licensing fees and will be recognized as revenue through April 2014, the estimated performance period. The milestone payments relate to substantive achievements in the development lifecycle and, if achieved, will be recognized as revenue as they are achieved.

In the United States, we and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We will lead the development, marketing and co-promotion activities for acute-care indications, and Glaxo will lead the development, marketing and co-promotion activities for chronic care indications. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and we will receive royalties on revenues, if any.

Under the terms of our collaboration agreement with Glaxo for collaboration products being developed in the United States, out-of-pocket costs and expenses from third parties for research and development and marketing activities incurred by each company will be combined, and each company will pay its proportionate share of the total of such costs. To the extent that a party incurs out-of-pocket costs and expenses from third parties that are in excess of its proportionate share of the total of such expenses, the other party will make a payment to the party who incurred the cost for such excess amounts so long as the total development cost for each such product is not in excess of an amount approved by both companies. Such contract reimbursement amounts paid to the Company will be recorded gross on our consolidated statement of operations pursuant to EITF No. 99-19 and 01-14 as contract reimbursement revenue. Alternatively, any amounts owed to Glaxo by us will be classified as research and development expense or marketing expense, as the case may be, during the period incurred in our consolidated statements of operations. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement described above is retroactive to January 1, 2002. We recorded contract reimbursement revenue of $8,827,535 in the second quarter, which reflects reimbursement revenues of $3,427,102 and $5,400,433 for the first and second quarters of 2002, respectively, and $7,916,418 in the third quarter of 2002, which reflects the outstanding balance of accounts receivable as of September 30, 2002.

Glaxo has certain rights to terminate the collaboration agreement, its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by the Company, or for safety related reasons as defined in the collaboration agreement. Glaxo's rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events.

In August 2002, we entered into an agreement with Eli Lilly and Company under which we obtained an exclusive license to six issued U.S. patents, related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Lilly $4 million upon signing the agreement. Under the agreement we will be obligated to pay Eli Lilly an additional $4 million upon acceptance of the first application for marketing authorization for alvimopan, if achieved. We will be subject to additional clinical and regulatory milestone payments on achievement of milestones, if any, identified in the agreement and royalty payments to Lilly on sales, if any, of new products utilizing the licensed technology.

In August 2002, we entered into an agreement with ViroPharma Incorporated under which ViroPharma will provide clinical trial analysis, data management and report writing services for a total of six alvimopan Phase 1 clinical studies. The total cost to us of the services is expected to be approximately $350,000. One of the members of our Board of Directors, Claude Nash, Ph.D., is the Chairman of ViroPharma. The members of our Board of Directors other than Dr. Nash reviewed and approved the agreement with ViroPharma.


Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

WE ARE HEAVILY DEPENDENT ON THE SUCCESSFUL CLINICAL TESTING, REGULATORY APPROVAL AND COMMERCIALIZATION OF OUR LEAD PRODUCT CANDIDATE, ALVIMOPAN, WHICH MAY NEVER BE APPROVED FOR COMMERCIAL USE. IF WE ARE UNABLE TO COMMERCIALIZE ALVIMOPAN, OUR ABILITY TO GENERATE REVENUES WILL BE
IMPAIRED AND OUR BUSINESS WILL BE HARMED.

We have invested a significant portion of our time and financial resources since our inception in the development of alvimopan, and we anticipate that for the foreseeable future our potential to achieve revenues will be dependent on its successful clinical testing, regulatory approval and commercialization. Drug development is a highly uncertain process. We or Glaxo, with which we are collaborating to develop alvimopan, may suffer significant setbacks in advanced clinical trials of alvimopan, even after achieving potentially promising results in earlier clinical trials.  Even if the clinical trials of alvimopan are successful, prior to commercialization of alvimopan in the United States, we will have to submit, and the U.S. Food and Drug Administration, or FDA, will have to approve, a
New Drug Application, or NDA, for alvimopan. If our NDA, if any, for alvimopan is not approved by the FDA, or if approval is delayed, our ability to achieve revenues will be impaired and our stock price will be materially and adversely affected. FDA approval is contingent on many factors, including clinical test results and the evaluation of those results. We have several Phase 3 clinical trials ongoing for alvimopan. We have completed accrual in one of these Phase 3 clinical trials in patients with opioid-induced bowel dysfunction (OBD) caused by chronic administration of opioids. The results of this study are expected to be made available in the near term. These results may not be positive. Even if these results are positive, additional clinical trials will need to be conducted prior to filing an NDA for use of alvimopan in OBD. Under our collaboration agreement with Glaxo, Glaxo has overall responsibility for development of alvimopan for OBD. If the results of the Phase 3 OBD study are not positive, it will negatively affect the development plans for alvimopan for OBD and could negatively affect Glaxo's commitment to development of alvimopan in OBD. We are conducting and plan to conduct additional long-term animal toxicity studies to support further development of alvimopan in OBD.  Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for alvimopan including its prospects for use in postoperative ileus.  We have three Phase 3 efficacy clinical trials ongoing for use of alvimopan, in postoperative ileus, these clinical trials are expected to complete accrual and be analyzed over the
next several quarters.   The results from any one or all of these
clinical trials may be negative.  Negative results from one or more of these clinical trials will adversely affect our ability to obtain regulatory approval for alvimopan.  Even if we conclude that the results from our preclinical studies and clinical trials are positive, the FDA may not agree with us because the FDA may evaluate the results by different methods or conclude that the test results are not clinically meaningful or that there were human errors in the conduct of the clinical trials or otherwise. These Phase 3 clinical trials use clinical drug product manufactured by two different contract manufacturing facilities, one of which is no longer in business.  We may be delayed in our efforts to obtain regulatory approval as a result of using material from two different contract manufacturing facilities.  To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture
alvimopan.   To achieve this approval, we will also be required to
submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturer is able to make alvimopan in accordance with extensive regulatory requirements, commonly known as good manufacturing practices (cGMPs). We may be unable to achieve FDA approval for our contract
manufacturing facility to manufacture alvimopan.    We will be required
to submit extensive preclinical data in our NDA which satisfies the FDA
regulatory requirements.   We may fail to meet the FDA's standards on any
one of these elements of the NDA.

Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, if any, there is a risk that the FDA will require additional data and information that we are unable to provide.

These alvimopan clinical trials are testing whether alvimopan is able to selectively block the effects of narcotic analgesics on the gastrointestinal tract. As combination clinical trials, they are subject to the risk that the use of alvimopan with narcotic analgesics may result in unexpected toxicity, or increase the side effects associated with the individual products to an unacceptable level, or interfere with the efficacy of the narcotic analgesic. In addition, assessing clinical trial results of alvimopan in combination with narcotic analgesics may add to the complexity of determining the efficacy of alvimopan.

Glaxo has certain rights to terminate the collaboration agreement, its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo's rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. If Glaxo terminates the collaboration agreement our business will be adversely affected.

Factors that could negatively affect the success of our efforts to develop and commercialize alvimopan and our performance and financial results are described more fully in the risk factors that follow. These risks include those associated with the conduct or results of non-clinical studies and clinical trials, the regulatory approval process, the manufacturing and the marketing and sale of alvimopan.

OUR STOCK PRICE MAY BE VOLATILE, AND YOUR INVESTMENT IN OUR STOCK COULD DECLINE IN VALUE. WE MAY BECOME INVOLVED IN SECURITIES CLASS ACTION LITIGATION.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. The market price for our common stock is highly dependent on the results of our clinical trials, in particular our Phase 3 clinical trials of alvimopan one of which has completed accrual and results of which are expected to be announced in the near term and three more that are expected to complete accrual over the next several quarters. There can be no assurance that accrual will be completed within the expected timeframe or that the results of any of these Phase 3 clinical trials will be positive. Failure of these results to be positive would adversely impact the market price of our common stock.

The following factors, in addition to the alvimopan risk factor above and other risk factors described in this document, may have a significant impact on the market price of our common stock:

  - developments concerning our collaborations, including our collaboration with Glaxo;

  - announcements of technological innovations or new commercial products by our competitors or us;

  - developments concerning proprietary rights, including patents;

  - publicity regarding actual or potential medical results relating to products under development by our competitors or us;

  - regulatory developments in the United States and foreign countries;

  - litigation;

  - economic and other external factors or other disasters or crises;

  - period-to-period fluctuations in our financial results; and

  - the general performance of the equity markets and in particular, the biotechnology sector of the equity markets.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often extremely expensive and diverts management's attention and resources.

IF WE CONTINUE TO INCUR OPERATING LOSSES FOR A PERIOD LONGER THAN
ANTICIPATED, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

We believe our existing cash, cash equivalents and short-term investments as of September 30, 2002 of approximately $163.7 million and anticipated cash flow from existing collaborations will be sufficient to meet our currently estimated operating and investing requirements into early 2004. We have generated operating losses since we began operations in November 1994 and we will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of September 30, 2002, we have incurred a cumulative net loss of approximately $143.1 million. Even if we succeed in developing a commercial product, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

BECAUSE OUR PRODUCT CANDIDATES ARE IN DEVELOPMENT, THERE IS A HIGH RISK THAT FURTHER DEVELOPMENT AND TESTING WILL DEMONSTRATE THAT OUR PRODUCT CANDIDATES ARE NOT SUITABLE FOR COMMERCIALIZATION.

We have no products that have received regulatory approval for commercial sale. All of our product candidates, including alvimopan, are in development, and we face the substantial risks of failure inherent in developing drugs based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, we will need to conduct significant additional research, animal testing, or preclinical testing, and human testing, or clinical trials.

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

WE MAY SUFFER SIGNIFICANT SETBACKS IN ADVANCED CLINICAL TRIALS, EVEN AFTER PROMISING RESULTS IN EARLIER TRIALS.

We do not know whether our existing or any future clinical trials will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals or will result in marketable products.
Our failure to adequately demonstrate the safety and efficacy of our product candidates will prevent receipt of FDA and foreign regulatory approvals and, ultimately, commercialization of our product candidates. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development and regulatory interpretations of clinical benefit and clinical risk. Regulatory clearance that we may receive for a product candidate will be limited to those diseases and conditions for which we have demonstrated in clinical trials that the product candidate is safe and efficacious. Preclinical and clinical trials of our product candidates, including alvimopan, may not display the safety and efficacy necessary to obtain regulatory approvals. Drug development is a highly uncertain process. Pharmaceutical and biotechnology companies have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in earlier trials. Data obtained from non-clinical and clinical tests are susceptible to varying interpretations which may delay, limit or prevent regulatory approval.

Product candidates that appear to be promising at earlier stages of development may not reach the market or be marketed successfully for a number of reasons, including, but not limited to, the following:

  - researchers may find during later preclinical testing or clinical trials that the product candidate is ineffective or has harmful side effects;

  - variability in the number and types of patients available for clinical trials;

  - new information about the mechanisms by which a drug candidate works may adversely affect its development;

  - one or more competing products may be approved for the same or a similar disease condition, raising the hurdles to approval of the product candidate;

  - the product candidate may fail to receive necessary
    regulatory approval or clearance; or
..
  - competitors may market equivalent or superior products.

IF WE ARE UNABLE TO CONTRACT WITH THIRD PARTIES TO MANUFACTURE OUR PRODUCTS IN SUFFICIENT QUANTITIES, AT AN ACCEPTABLE COST AND IN
COMPLIANCE WITH REGULATORY REQUIREMENTS, WE MAY BE UNABLE TO MEET DEMAND FOR OUR PRODUCTS AND LOSE POTENTIAL REVENUES.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended and we continue to depend on our collaborators or third parties for the manufacture of compounds for preclinical, clinical and commercial purposes in their manufacturing facilities. These manufacturers are required to adhere to FDA requirements commonly known as current Good Manufacturing Practices (cGMPs). Under cGMPs, our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We do not have control over compliance with these regulations by those manufacturing our products. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of alvimopan. If these third party manufacturers fail to perform in compliance with these regulations, we may be compelled to delay our development efforts. Our products may be in competition with other products for access to facilities of third parties and our collaborators and suitable alternatives may be unavailable.
Consequently, our products may be subject to delays in manufacture if collaborators or outside contractors give other products greater priority than our products. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost-effective or timely manner. If the manufacture of these products does not occur in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products, if any are approved, on a timely basis could be impaired or precluded. We may not be able to enter into necessary third-party manufacturing arrangements on acceptable terms, if at all. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if any are approved, on a timely and competitive basis. We do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

WE HAVE LIMITED EXPERIENCE IN CONDUCTING AND MANAGING THE CLINICAL TRIALS NECESSARY TO OBTAIN REGULATORY APPROVAL.

We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, stringent enrollment requirements, slow rate of enrollment, size of patient population, competition with other clinical trials for eligible patients, geographical considerations and others. We contract with third parties to conduct our clinical trials. We are subject to the risk that these third parties fail to perform their obligations properly and in compliance with applicable FDA regulations.

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

Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally restricted opioid analgesic or narcotic antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

  - perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;

  - cost-effectiveness of our product candidates relative to competing products;

  - the availability of government or third-party payor reimbursement for our product candidates; and

  - the effectiveness of marketing and distribution efforts by us and our licensees and distributors.

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

Before receiving FDA approval to market a product, we must demonstrate that the product candidate is safe and effective on the patient population that will be treated. If we fail to comply with applicable FDA or other regulatory requirements, we could be subject to criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory actions against our product candidates or us. In addition, the federal Controlled Substances Act imposes significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of controlled substances. Therefore, we must determine whether the federal Drug Enforcement Agency would consider any product to be a controlled substance. We believe that it is unlikely that any of our product candidates other than those acting on the central nervous system will be subject to regulation as controlled substances. Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

WE MAY NOT OBTAIN FDA APPROVAL TO CONDUCT CLINICAL TRIALS THAT ARE NECESSARY TO SATISFY REGULATORY REQUIREMENTS.

Clinical trials are subject to oversight by institutional review boards and the FDA and:

  - must conform with the FDA's good clinical practice regulations;

  - must meet requirements for institutional review board oversight;

  - must meet requirements for informed consent;

  - are subject to continuing FDA oversight; and

  - may require large numbers of test subjects.

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

IF WE DO NOT REALIZE VALUE FROM OUR RETAINED COMMERCIALIZATION RIGHTS, WE MAY NOT ACHIEVE OUR COMMERCIAL OBJECTIVES OR PROFITABILITY.

If we do not effectively exploit the commercialization rights we have retained, we may not achieve profitability. In most of our corporate collaborations, we have retained various commercialization rights for the development and marketing of pharmaceutical products, including rights for specific pharmaceutical indications or in specified geographical regions. We may take advantage of these currently retained rights directly or through collaborations with others. The value of these rights, if any, will largely derive from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain. The exploitation of retained commercialization rights requires:

  - sufficient capital;

  - significant technological, product development, manufacturing and regulatory expertise and resources; and

  - marketing and sales personnel.

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

IF COMPETITORS DEVELOP AND MARKET PRODUCTS THAT ARE MORE EFFECTIVE, HAVE FEWER SIDE EFFECTS, ARE LESS EXPENSIVE THAN OUR PRODUCT CANDIDATES OR OFFER OTHER ADVANTAGES, THAT WILL REDUCE OUR COMMERCIAL OPPORTUNITIES.

Other companies have product candidates in clinical trials to treat the conditions for which we are seeking to discover and develop product candidates. These competing potential drugs may result in effective, commercially successful products. Even if our collaborators or we are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Our competitors may succeed in developing products either that are more effective than those that we may develop, alone or with our collaborators, or that they market before we market any products we develop.

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have drug and target discovery efforts and universities and public and private research institutions.
In addition, companies pursuing research in different but related fields represent substantial competition. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

  - attract qualified personnel;

  - attract parties for acquisitions, joint ventures or other collaborations; and

  - license proprietary technology that is competitive with our technology.

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

IF WE BREACH OUR LICENSING AGREEMENTS, WE WILL LOSE SIGNIFICANT BENEFITS AND MAY BE EXPOSED TO LIABILITY FOR DAMAGES.

We may breach the agreements under which we license commercialization or development rights and may thereby lose license rights that are important. We license rights to products and technology that are relevant to our business, including among others our exclusive worldwide license to alvimopan from Roberts Laboratories, Inc. and our license agreements with Eli Lilly and Company to license intellectual property rights relating to peripherally selective opioid antagonists. We are subject to various obligations with respect to these agreements, including development responsibilities, royalty and other payments and regulatory obligations. If we fail to comply with these requirements or otherwise breach a license agreement or contract, the licensor or other contracting party may have the right to terminate the license or contract in whole or in part or change the exclusive nature of the arrangement. In such event we would not only lose all or part of the benefit of the arrangement but also may be exposed to potential liabilities for breach in the form of damages or other penalties.

OUR AGREEMENTS WITH OUR COLLABORATORS MAY NOT GENERATE AS MUCH REVENUE AS WE ANTICIPATE. IF CONFLICTS ARISE BETWEEN OUR COLLABORATORS OR ADVISORS AND US, THEY MAY ACT IN THEIR SELF-INTEREST.

In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of alvimopan for the management of postoperative ileus and opioid bowel dysfunction.
In addition, we and Glaxo agreed in the collaboration agreement to co-develop alvimopan for a number of other indications, both acute and chronic, which would potentially involve the use of alvimopan in outpatient settings. In the United States, we and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have responsibility for the development, marketing and co-promotion strategy for acute-care indications, which will be targeted to hospitals and surgeons. Glaxo has responsibility for the development, marketing and co-promotion for chronic-care indications targeted to community-based physicians. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. Upon the occurrence of certain events set forth in the collaboration agreement, either party may terminate the collaboration agreement with respect to the collaboration products impacted by such events. We depend on Glaxo to provide us with substantial assistance and additional expertise in the commercialization of alvimopan. Any failure of Glaxo to diligently promote alvimopan could lead to our loss of revenues from product sales and milestones due under our collaboration agreement with Glaxo and would delay our achievement, if any, of profitability. In the near term, our success will depend upon the success of our collaboration with Glaxo to commercialize and further develop alvimopan.

Glaxo has certain rights to terminate the collaboration agreement, its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo's rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. If Glaxo terminates the collaboration agreement, our business will be adversely affected.

In April 2000, we granted Santen Pharmaceutical Co., Ltd. an exclusive license to develop and commercialize ADL 2-1294 for the treatment of ophthalmic pain in all countries other than South Korea and North Korea. Assuming defined clinical and regulatory milestones are met and sales are achieved, Santen has full control and authority over the development, registration and commercialization of its product candidate, subject to its obligation to use reasonable efforts to develop, obtain regulatory approval and market the product candidate taking into account the prospects for the product candidate. As a result, we have no control over the further development of this product candidate. Under our agreement with Santen, Santen has the right in some circumstances to co-promote products it develops, pursuant to the license we granted it with other partners. Santen may terminate its agreement at its discretion on a country-by-country basis or on a product-by-product basis upon written notice to us if it determines that circumstances do not warrant further development of the product.

We have obtained, and intend to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we have entered into, and may in the future enter into, collaborative arrangements, including our arrangements with Glaxo and Santen, for the marketing, sales and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties, including Glaxo and Santen, will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

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

IT IS DIFFICULT AND COSTLY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND WE CANNOT ENSURE THEIR PROTECTION; WE MAY BE SUED BY OTHERS FOR INFRINGING THEIR INTELLECTUAL PROPERTY RIGHT.

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that will prevent our product candidates from being marketed. We are aware of an issued patent that has expired for non-payment of a maintenance fee and that relates to methods of treatment of symptoms associated with the cold and flu. It is possible that the patent could be reinstated and that a claim could be asserted that certain ophthalmic uses of our ADL 2-1294 product candidate infringe this issued patent. Based on our investigations to date, including discussions with outside legal counsel, we do not believe that we infringe any valid and enforceable claims of the patent, although we have not received an opinion of patent counsel to that effect. If this patent is reinstated and is found to contain claims infringed by the use of our ADL 2-1294 product candidate and such claim is are ultimately found valid and enforceable, we may not be able to obtain a license at a reasonable cost, or at all. In that event, we would have to use an alternative method of delivery for ophthalmic products based on ADL 2-1294, which could materially reduce or eliminate the commercial viability of our ADL 2-l294 for ophthalmic uses.

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

We currently have no sales, distribution capability and limited marketing capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain FDA approval, we intend to market some products directly and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues are likely to be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

  - government and health administration authorities;

  - private health insurers; and

  - other third-party payors.

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

From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

  - issue equity securities that would dilute our stockholders' percentage ownership;

  - incur substantial debt that may place strains on our operations;

  - spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

  - assume substantial actual or contingent liabilities; or

  - merge with or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that our stockholders may not deem desirable.

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

Provisions of our amended and restated certificate of incorporation and restated by-laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders

Our amended and restated certificate of incorporation provides for our Board of Directors to be divided into three classes, with the term of one such class expiring each year, and we have eliminated the ability of our stockholders to consent in writing to the taking of any action pursuant to Section 228 of the Delaware General Corporation Law.

In addition, we adopted a shareholder rights plan designed to encourage parties seeking to acquire us to negotiate with and seek the approval of our Board of Directors.

In addition, under our collaboration agreement with Glaxo, Glaxo has certain limitations on its ability to acquire our securities.


Critical Accounting Policies and Estimates

During 2001, the staff of the United States Securities and Exchange Commission released cautionary advice regarding critical accounting policies and practices. The release defines critical policies and practices as items that are most important to the portrayal of a company's financial condition and results, and require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. As we progress in our development and move closer to product approval and commercial operation, we may face additional issues which require increased levels of management estimation and complex judgment.

The following are practices that could be considered to fall within the realm of this cautionary advice:

Stock Compensation - Our practice of applying APB Opinion No. 25 to account for our stock option plan rather than SFAS No. 123. If we adopted the changes required by SFAS No. 123, the loss for the year ended
December 31, 2001 would have increased by approximately $800,000.

Clinical Trial Expense Recognition - We enter into contracts with third party vendors to perform clinical trials and to manufacture product candidates. We recognize expenses related to the contracts based on the percentage of completion method to match the period in which they are incurring. These contracts can be terminated by either party. The percentage of completion is based upon our estimates of the percentage of the contract completed to date compared to the total contract. Factors considered may include patient enrollment to date or patient visits, among others.

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


Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, except for the second quarter of 2002, and we have funded our operations primarily from the proceeds received from the sale of our common stock, our mandatorily redeemable convertible preferred stock and license payments. Cash, cash equivalents and short-term investments were approximately $163.7 million at September 30, 2002, and approximately $156.4 million at December 31, 2001, representing 91.1% and 95.3% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate and United States government agency bonds.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into early 2004 based on a level of research and development, marketing and administrative activities necessary to achieve our short-term objectives.

The following is a summary of selected cash flow information for the nine months ended September 30, 2002 and 2001:


                                      Nine Months Ended September 30,
                                         2002               2001
                                         ----               ----
Net loss                             $(48,477,023)      $(30,768,549)
Adjustments for non-cash operating
 items                                  7,812,537          4,955,550
                                       ----------         ----------

Net cash operating loss               (40,664,486)       (25,812,999)
Net change in assets and liabilities   49,551,968          4,003,695
                                       ----------         ----------
Net cash provided by (used in)
 operating activities                   8,887,482        (21,809,304)
                                       ----------         ----------
Net cash used in investing
 activities                            (6,383,820)       (31,607,175)
                                       ----------         ----------
Net cash provided by financing
activities                                207,899         58,917,766
                                       ----------         ----------

Net Cash Provided By (Used In) Operating Activities

Operating Cash Inflows

Our operating cash inflows for 2002 have primarily been derived from a non-recurring, non-refundable and non-creditable signing fee of $50.0 million with Glaxo, a reimbursement of approximately $8.8 million for shared costs with Glaxo, grant and license revenues, and interest income on cash equivalents and short-term investments.

Operating Cash Outflows

Our operating cash outflows for 2002 have continued to be primarily used for research and development expenditures associated with our product candidates, in particular including the costs of manufacturing the clinical trial materials for alvimopan, and for the compensation of our employees.

Operating Cash Flow Requirements Outlook

We expect to continue to use cash, cash equivalents and short-term investments to fund operating activities. Research and development expenditures, including clinical trial expenditures, are expected to increase as we continue to develop product candidates. We expect that our operating expenses will also increase in future periods as a result of the manufacturing scale-up and in preparation for potential commercialization of our product candidates, assuming the success of our clinical trials and that we receive the necessary regulatory approvals. In our collaboration agreement with Glaxo, we share proportionately with Glaxo, these third party development and promotional expenses. We may also receive milestone payments if the milestone events are achieved.

We paid Roberts Laboratories, Inc., which merged with Shire Pharmaceutical, plc, a total of $600,000 through September 30, 2002 for the exclusive worldwide license to alvimopan. Our license agreement with Roberts requires us to make payments to Roberts if and when two milestone events are achieved. Roberts licensed the rights to alvimopan from Eli Lilly and Company, and Eli Lilly consented to the assignment by Roberts to us of Roberts' rights and obligations. Under the agreement with Eli Lilly, we will make a milestone payment to Eli Lilly if and when we receive FDA approval to sell alvimopan. We will be required to pay royalties to Eli Lilly and Roberts on any sales of alvimopan.

In August 2002, we paid Eli Lilly and Company a total of $4.0 million for an exclusive license to six issued U.S. patents, related foreign equivalents and know-how relating to peripherally selective opioid antagonists. Under the agreement we will be obligated to pay Eli Lilly an additional $4.0 million upon acceptance of the first application for marketing authorization for alvimopan, if achieved. We will be subject to additional clinical and regulatory milestone payments on achievements of milestones, if any, identified in the agreement and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology.

The potential initiation of commercial activities will require the hiring of additional staff. Preparation for sales and marketing activities will require hiring and training of a sales and marketing staff. As of September 30, 2002, we may be required to pay up to $6.0 million upon the occurrence of certain future clinical and regulatory events under various agreements in addition to the $4.0 million we may be required to pay Eli Lilly upon acceptance of the first application for marketing authorization for alvimopan. We also intend to hire additional research and development, clinical and administrative staff.

Net Cash Used In Investing Activities

Our capital expenditures for the nine months ended September 30, 2002 and 2001, were $1,347,528 and $2,459,386 respectively and were primarily for the purchase of laboratory equipment, furniture and fixtures, office equipment and leasehold improvements in order to further expand our product development capabilities.

Investing Requirements Outlook

We expect to require additional investments in leasehold improvements and laboratory and office equipment to support the continued expansion of our development and potential commercialization activities.

Net Cash Used In Financing Activities

During the first nine months of 2002 and 2001, we received $223,223 and $124,068, respectively, from stock option exercises.

We received additional financing for the payment of insurance premiums of $176,175 and $88,033 in the nine months ended September 30, 2002 and 2001, respectively. In addition, $346,950 and $450,851 was used to repay insurance loan obligations during the nine months ended September 30, 2002 and 2001, respectively. Payments on notes receivable for purchase of stock options was $204,985 and $253,510 for the nine months ended September 30, 2002 and 2001, respectively. Additionally, interest converted to principal on these notes was $49,534 and $69,339 for the nine months ended September 30, 2002 and 2001, respectively.

Financing Requirements Outlook

We do not expect sales, if any, to generate cash flow in excess of operating expenses for at least the next several years, if at all. We expect to continue to use cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $163.7 million as of September 30, 2002 will be sufficient to meet our currently estimated operating and investing requirements into early 2004. Prior to exhausting our current cash, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay development of certain of our products. We may seek to obtain additional funds through equity or debt financings, or strategic alliances with third parties either alone or in combination with equity. These financings could result in substantial dilution to the holders of our Common Stock. Any such required financing may not be available in amounts or on terms acceptable to us.

The extent and timing of proceeds from future exercises of stock options, if any, are primarily dependent upon the market price of our common stock, as well as the exercise prices and expiration dates of the stock options.


Results of Operations

This section should be read in conjunction with the more detailed discussion under "Liquidity and Capital Resources."

Three Months Ended September 30, 2002 and 2001

Grant, contract, license and milestone revenues. Our grant and license revenues were $9,068,054 and $31,441 for the three months ended September 30, 2002 and 2001, respectively. Revenues recognized for the three months ended September 30, 2002 consisted of: (a) $7,916,418 for the reimbursement of shared expenses with Glaxo in connection with a collaboration agreement executed in April 2002; (b) $1,041,668 which represents the quarterly amortization of the $50,000,000 signing fee received from Glaxo; (c) $6,579 which is a portion of the $500,000 license fee received from Santen on signing an agreement with Santen in April 2000 and (d) $103,389 from a portion of the Small Business Innovation Research (SBIR) grants awarded to us by the National Institutes of Health (NIH) in September 2001. Revenues recognized for the three months ended September 30, 2001 consisted of: $6,579 which was a portion of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing an agreement with that affiliate in July 1999, $6,579 which represents the quarterly amortization of the $500,000 license fee received from Santen Pharmaceutical Co., Ltd. on signing that agreement in April 2000 and a patent cost reimbursement from Santen of $18,283. The license fee revenues related to Santen are being recognized over the remaining life of the patents that were licensed in those collaborations.

In connection with the collaboration agreement with Glaxo for the development of products in the United States, we recorded in the third quarter as contract reimbursement revenue the expected reimbursement of the excess of the out-of-pocket research and development and marketing expenses that we incurred over our proportionate share of the total of such expenses incurred by both companies. The contract reimbursement revenue covered the period from July 1, 2002 to September 30, 2002. The amounts attributable to the quarter ended September 30, 2002 and the allocation of the amounts between research and development and marketing expenses are as follows:


                                Three months ended   Nine months ended
Contract reimbursement revenue  September 30, 2002   September 30, 2002
------------------------------  ------------------   ------------------
Research and development              $7,716,782         $15,948,024
Marketing                                199,636             795,929
                                       ---------          ----------

Total                                 $7,916,418         $16,743,953
                                       ---------          ----------

This $7,916,418 has been recorded as an account receivable, and although we expect to collect this receivable, it is subject to review, verification and payment by Glaxo. In September 2002, we received $8,827,535 from Glaxo for reimbursement of shared research and development and marketing expenses for the first half of 2002.

Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $23.4 million for the three months ended September 30, 2002 from approximately $11.4 million for the three months ended September 30, 2001. This increase was primarily due to the higher costs of developing our product candidates as well as higher personnel costs resulting from increased staffing levels and a license fee payment of $4.0 million to Eli Lilly and Company. In the three months ended September 30, 2002, the costs of conducting Phase 1, Phase 2 and Phase 3 clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $7.7 million compared to the same period in 2001. Personnel costs increased by approximately $0.8 million in the three months ended September 30, 2002 compared to the same period in 2001. Offsetting these increases was a decrease of approximately $0.6 million in other expenses, including database services, office rent and regulatory in the three months ended September 30, 2002 compared to the same period in 2001.

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $7.0 million for the three months ended September 30, 2002 from approximately $4.5 million for the three months ended September 30, 2001, an increase of approximately $2.5 million. The increase was primarily due to approximately $3.6 million of higher payroll expenses related to non-cash charges of approximately $2.6 million in connection with the acceleration of the vesting of certain stock options and compensation expense of approximately $0.8 million as a result of payments to be made under an employment agreement and a separation agreement as well as additional personnel expenses, a decrease of approximately $0.9 million in marketing expenses, a decrease in consulting fees of approximately $0.3 million and a minor increase in other expenses including insurance, office rent and office expense.

Net interest income (expense). Our interest income decreased to approximately $1.1 million for the three months ended September 30, 2002 from approximately $2.5 million for the same period in 2001. Our interest income decreased because of a reduction in our cash balance resulting from increased operating expenses and lower interest rates in the third quarter of 2002. Our interest expense represents interest incurred on the financing of insurance premiums.

Net loss. Our net loss for the three months ended September 30, 2002 and 2001 was approximately $20.2 million and $13.9 million, respectively.
The increase in net loss reflects higher costs associated with the expansion of Phase 3 clinical development, higher costs of clinical trial materials for alvimopan and non-cash charges in connection with the acceleration of the vesting of certain stock options. We expect to continue to incur substantial losses in future periods.

Nine Months Ended September 30, 2002 and 2001

Grant, contract, license and milestone revenues. Our grant and license revenues were $19,843,610 and $593,657 for the nine months ended September 30, 2002 and 2001, respectively. Revenues recognized for the nine months ended September 30, 2002 consisted of: (a) $16,743,953 for the reimbursement of shared expenses with Glaxo; (b) $1,909,724 which is a portion of the $50,000,000 signing fee received from Glaxo; (c) a patent agreement fee of $200,000 from Toray Industries, Inc.; (d) a milestone payment of $250,000 from Santen; (e) $19,737 which is a portion of the $500,000 license fee received from Santen on signing an agreement with Santen in April 2000 and (f) $720,196 from a portion of the Small Business Innovation Research (SBIR) grants awarded to us by the National Institutes of Health (NIH) in September 2001. Revenues recognized for the nine months ended September 30, 2001 consisted of a milestone payment of $500,000 from an affiliate of GlaxoSmithKline, $19,737 which was a portion of the $500,000 license fee received from the same affiliate of GlaxoSmithKline on signing an agreement with that affiliate in July 1999, and $19,737 which is a portion of the $500,000 license fee received from Santen on signing that agreement in April 2000 and a patent cost reimbursement from Santen of $54,183. The license fee revenues related to Santen are being recognized over the remaining life of the patents that were licensed in those collaborations.

In connection with the collaboration agreement with Glaxo for the development of products in the United States, we recorded in the third quarter as contract reimbursement revenue the expected reimbursement of the excess of the out-of-pocket research and development and marketing expenses that we incurred over our proportionate share of the total of such expenses incurred by both companies. The contract reimbursement revenue covered the period from January 1, 2002 to September 30, 2002. The amounts attributable to the quarter ended September 30, 2002 and the allocation of the amounts between research and development and marketing expenses are as follows:


                                Three months ended  Nine months ended
Contract reimbursement revenue  September 30, 2002  September 30, 2002
------------------------------  ------------------  ------------------
Research and development            $7,716,782         $15,948,024
Marketing                              199,636             795,929
                                     ---------          ----------

Total                               $7,916,418         $16,743,953
                                     ---------          ----------

This $7,916,418 has been recorded as an account receivable, and although we expect to collect this receivable, it is subject to review, verification and payment by Glaxo. In September 2002, we received $8,827,535 from Glaxo for reimbursement of shared research and development and marketing expenses for the first half of 2002.

Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $54.8 million for the nine months ended September 30, 2002 from approximately $26.6 million for the nine months ended September 30, 2001. This increase was primarily due to the higher costs of developing our product candidates, higher personnel costs resulting from increased staffing levels and a license fee payment of $4.0 million to Eli Lilly and Company. In the nine months ended September 30, 2002, the costs of conducting Phase 1, Phase 2 and Phase 3 clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $20.7 million compared to the same period in 2001. Personnel costs increased by approximately $2.7 million in the nine months ended September 30, 2002 compared to the same period in 2001. Approximately $0.9 million was an increase in other expenses, including consulting, travel and depreciation, in the nine months ended September 30, 2002 compared to the same period in 2001.


Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $17.0 million for the nine months ended September 30, 2002 from approximately $10.6 million in the nine months ended September 30, 2001, an increase of approximately $6.4 million. The increase was primarily due to approximately $4.6 million of higher payroll expenses related to non-cash charges of approximately $2.6 million in connection with the acceleration of the vesting of certain stock options and compensation expense of approximately $0.8 million as a result of payments to be made under an employment agreement and a separation agreement as well as additional personnel expenses, approximately $0.8 million increase of corporate legal fees, a decrease of approximately $0.5 million in marketing expenses, approximately $1.3 million increase for consulting fees associated with the collaboration agreement with Glaxo and a minor increase in other expenses including office expense and taxes.

Net interest income (expense). Our interest income decreased to approximately $3.5 million for the nine months ended September 30, 2002 from approximately $6.4 million for the same period in 2001. Even though we received a $50.0 million signing fee from Glaxo in April 2002, our interest income decreased because of a reduction in our cash balance resulting from increased operating expenses and lower interest rates in the first nine months of 2002. Our interest expense represents interest incurred on the financing of insurance premiums.

Net loss. Our net loss for the nine months ended September 30, 2002 and 2001 was approximately $48.5 million and $30.8 million, respectively. The increase in net loss reflects higher costs associated with the expansion of Phase 3 clinical development, higher costs of clinical trial materials for alvimopan and non-cash charges in connection with the acceleration of the vesting of certain stock options. We expect to continue to incur substantial losses in future periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade debt instruments, such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity, at which time the debt instruments will be redeemed at their stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our cash, cash equivalents and investment portfolio at September 30, 2002 was $163.7 million and the weighted average interest rate of that portfolio was approximately 2.75%.


ITEM 4.  CONTROLS AND PROCEDURES

For the period ending September 30, 2002 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2002, our disclosure controls and procedures were adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission.

Additionally, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer determined, as of September 30, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II.	OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

(a) The following exhibits are filed as part of this Report on Form 10-Q:

	10.1 License Agreement between Adolor Corporation and Eli Lilly and Company dated August 8, 2002.*

        10.2  Adolor Corporation Executive Severance Pay Program .**

----------
*    Confidential treatment requested.
**  A management contract or compensatory plan or agreement.

(b) We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

     (1) We filed a Current Report on Form 8-K on September 30, 2002 to report, pursuant to Item 5, that John J. Farrar, Ph.D. had resigned as a member of the Board of Directors of the Company effective as of September 30, 2002.

     (2) We filed a Current Report on Form 8-K on August 13, 2002 to report, pursuant to Item 9, that Certifications of our Chief Executive Officer and Chief Financial Officer relating to our Report on Form 10-Q for the quarterly period ended June 30, 2002 required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, were attached.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ADOLOR CORPORATION

Date: November 1, 2002  By:     /s/ Bruce A. Peacock
                                --------------------
                                Bruce A. Peacock
                                President and Chief Executive Officer

                        By:     /s/ Peter J. Schied
                                -------------------
                                Peter J. Schied
                                Senior Vice President and
                                Chief Financial Officer

                           CERTIFICATION

I, Bruce A. Peacock, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Adolor
  Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
      "Evaluation Date"); and


  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 1, 2002



/s/ Bruce A. Peacock
--------------------
Bruce A. Peacock
Chief Executive Officer

                           CERTIFICATION

I, Peter J. Schied, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Adolor
  Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
      "Evaluation Date"); and


  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
      Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 1, 2002



/s/ Peter J. Schied
-------------------
Peter J. Schied
Chief Financial Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906 OF
                  THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Adolor Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce A. Peacock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bruce A. Peacock
--------------------
Bruce A. Peacock
Chief Executive Officer
November 1, 2002

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
               AS ADOPTED PURSUANT TO SECTION 906 OF
                  THE SARBANES OXLEY ACT OF 2002

In connection with the Quarterly Report of Adolor Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter J. Schied, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Peter J. Schied
-------------------
Peter J. Schied
Chief Financial Officer
November 1, 2002