Form 10-K
period 2002-12-31
ADOLOR CORP
filed 2003-03-18
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File 000-26929

ADOLOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1429198
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

700 Pennsylvania Drive, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

(484) 595-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	NASDAQ National Market
Series A Junior Participating Preferred Stock Purchase Rights	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $342,033,637 as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter. (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 28, 2002, (b) all directors of the registrant as of June 28, 2002 and (c) each stockholder that informed the registrant that as of June 28, 2002 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant.)

The number of shares of the registrant’s Common Stock outstanding as of March 10, 2003 was 31,524,794 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part III of this Report.

ADOLOR CORPORATION

FORM 10-K

December 31, 2002

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion, and announcement of trial results;

•	anticipated trial results and regulatory filing dates for our product candidates;

•	the status and anticipated timing of regulatory approval for our product candidates;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	our intentions regarding the establishment of collaborations;

•	anticipated efforts of our collaborators;

•	estimates of the market opportunity and the commercialization plans for our product candidates, including our plans for the establishment of a sales force; and

•	our intention to rely on third parties for manufacturing.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Report in sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Certain Risks Related to our Business”) and discussed in our other Securities and Exchange Commission (SEC) filings.

We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov and from us. Given the uncertainties affecting pharmaceutical companies in the development stage, you are cautioned not to place undue reliance on any such forward looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation to (and expressly disclaim any such obligation to) publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events, or otherwise.

Market data and forecasts used in this Report, including, for example, estimates of the size and growth rates of the pain management market, have, in some cases, been obtained from independent industry sources. We have not independently verified the data obtained from these sources and we cannot assure you of the accuracy or completeness of the data. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size.

The following discussion should be read in conjunction with our audited Consolidated Financial Statements and related Notes thereto included elsewhere in this Report and the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Certain Risks Related to our Business”).

Our Company

We are a development stage biopharmaceutical corporation that was formed in 1993. We discover, develop and plan to commercialize proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. Our lead product candidate, alvimopan, is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. Our other product candidates are being designed as analgesics to treat moderate-to-severe pain and itch. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of alvimopan and an opioid that would be intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

Alvimopan is being evaluated in acute and chronic indications. We have completed three Phase II clinical trials and we are currently conducting Phase III clinical trials studying the use of alvimopan for the management of postoperative ileus (bowel dysfunction) that frequently follows abdominal surgery when opioids are used for pain relief. We have also completed several Phase II and one Phase III clinical trial studying the use of alvimopan for reversal of the severe constipating effects associated with chronic use of opioids.

In April 2002, we entered into a collaboration agreement with Glaxo Group Limited (“Glaxo”) for the exclusive worldwide development and commercialization of alvimopan for certain indications. The companies have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50 million during the quarter ended June 30, 2002 and we may receive milestone payments of up to $220 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives.

In the United States, we and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for development activities for acute-care indications such as postoperative ileus and Glaxo has overall responsibility for the development activities for chronic care indications such as opioid bowel dysfunction associated with the chronic use of opioids. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and we will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement as well as to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications. A significant portion of our revenue for 2002 was from reimbursement of expenses from Glaxo under our collaboration agreement and we expect such revenues to be substantially reduced in future periods as we expect the related reimbursable expense to decrease.

We have additional compounds in clinical development that are designed to elicit their effects by targeting peripheral opioid receptors, including kappa receptors. Our first kappa agonist compound, ADL 10-0101, is being studied in early clinical trials for the treatment of pain. Following positive results in two small exploratory clinical trials with ADL 10-0101, we commenced three additional exploratory clinical trials in visceral pain. These trials did not demonstrate adequate pain relief in patients. We have recently completed studies to identify the maximally tolerated dose in both males and females. Using this new information, we plan to initiate during 2003, Phase II studies of a higher dose of ADL 10-0101 than previously studied.

We have completed Phase I studies with a second kappa agonist compound, ADL 10-0116, an orally active compound that is designed for use in the treatment of inflammatory pain conditions. These studies identified the maximally tolerated doses in both males and females. We plan to initiate Phase II studies of ADL 10-0116 in 2003.

Finally, we have been evaluating ADL 2-1294, a peripheral mu opioid agonist, in pre-clinical development for treating a variety of pain conditions. The active ingredient of ADL 2-1294 is loperamide. We are currently in preclinical development exploring intra-articular administration of ADL 2-1294 for relief of pain. We have previously maintained collaborative programs with corporate partners evaluating the use of ADL 2-1294 in dermal pain and itch as well as ophthalmic pain which were terminated by our collaboration partners. We are evaluating whether to seek another partner to continue to develop dermal ADL 2-1294 for pain or itch indications. We presently have no plans to continue the ophthalmic program.

We have a small marketing organization to support our development efforts. We plan to build a sales force in the United States and expand our marketing organization to co-promote alvimopan, if regulatory approval is received, along with Glaxo to surgeons, oncologists and pain management specialists in hospital-care settings. We intend to rely on Glaxo for sales and marketing of alvimopan outside the United States. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Overview Of Pain Management Industry

Over 100 million patients experience acute or chronic pain annually in the United States caused by headache, muscle strains and sprains, arthritis, trauma, cancer, surgery and back injuries, among others. Because pain impairs one’s ability to carry out a productive life, pain in general and chronic pain in particular are serious health and economic problems.

There has been an increasing focus on pain management in the healthcare industry. Published guidelines of the World Health Organization and the United States Agency for Health Care Policy and Research encourage the use of stronger analgesic therapy for treating pain. In 1991, the American Board of Medical Specialties designated the treatment of pain as a recognized specialty for physicians. The number of physicians receiving specialty training in pain management increased from 446 in 1993, the first year in which certifications were granted, to a total of over 3,900 in 2001. In addition, since 1999, all United States hospitals and health care facilities have been required to assess the adequacy of pain treatment for each patient on a daily basis to achieve accreditation by the Joint Commission on Accreditation of Healthcare Organizations.

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

Pain Management Market.    Prescription pain management sales for the twelve months ended December 31, 2002, were reported by IMS Health, Retail and Provider Perspective™, 2/2003, (IMS Health) a pharmaceutical information and consulting company, to be $15.6 billion in the United States. Growth in the pain management market has been significant in recent years and is expected to continue. The prescription pain management market grew 5.4% in 2002 over 2001, primarily driven by the increased use of opioids.

Sales of prescription pain management products in the United States as reported by IMS Health are shown in the following table:

	U.S. Sales
	(For the twelve months ended December 31,)
Market Segment	2000	2001	2002
	(In Billions)
Moderate-to-severe pain (Narcotic analgesics)	$4.2	$5.2	$5.7

Mild-to-moderate pain (NSAIDs, COX-2 inhibitors, Acetaminophen)	$5.6	$6.6	$6.7

Topical pain, itch and special purpose analgesics (Corticosteroids, anti-migrane, antihistamines)	$2.6	$3.0	$3.2

Total U.S. Pain Management Market	$12.4	$14.8	$15.6

The pain management market for drugs used to treat patients with moderate-to-severe and mild-to-moderate pain is growing due to the following factors:

•	increasing recognition of the need for effective pain management and its benefits to patients;

•	rapid market acceptance of new products with novel mechanisms of action; and

•	growth in the aged population with an associated increased incidence of pain.

Current Therapies to Counteract Pain.    Opioid analgesics such as morphine are considered to be the most effective analgesics and are widely used to treat patients with moderate-to-severe pain. These opioid analgesics produce pain relief by stimulating opioid receptors in the central nervous system, which consists of the brain and spinal cord. Advances in opioid analgesics during the past 20 years have primarily been in improved methods for the delivery of existing narcotic opioid rather than the discovery of new drugs. Patients who suffer severe pain may simultaneously receive more than one formulation of opioid analgesic and may also receive other classes of analgesic medications.

Non-opioid analgesics, including acetaminophen and non-steroidal anti-inflammatory drugs, or NSAIDs, such as ibuprofen, are widely used to treat mild-to-moderate pain. NSAIDs are thought to produce analgesia by inhibiting activity of cyclooxygenase enzymes (COX-l and COX-2), thereby reducing inflammation at the site of injury or disease. Some NSAIDs require a prescription and others are available as over-the-counter medications. Recent advances in NSAID analgesia have focused primarily on reducing adverse gastrointestinal (GI) side effects.

Although morphine and other opioid analgesics are considered to be the most effective analgesics for moderate-to-severe pain, many patients who use them do not obtain complete pain relief, and they are ineffective for other patients. Opioid analgesics also produce a wide range of adverse effects that may include opioid bowel dysfunction, sedation, nausea, vomiting, decreased respiratory function, addiction and in some instances, death. In addition, due to their potential for abuse, most opioid analgesics are strictly regulated by the United States Drug Enforcement Agency, or DEA, under the Controlled Substances Act, which imposes strict registration, record-keeping and reporting requirements, security controls and restrictions on narcotic analgesic prescriptions.

Although NSAIDs are generally effective for mild-to-moderate pain, many patients are unable to tolerate NSAIDs because of GI side effects. Traditional NSAIDs can produce significant adverse effects on the stomach and GI tract, including GI ulcers and bleeding. In addition, prolonged use of NSAIDs can cause liver and kidney failure.

Background On Opioid Analgesia

Pain Transmission Signals.    When tissues such as the skin, muscles and joints become inflamed or are injured, pain receptors in those tissues are activated, and electrical pain signals are transmitted from the injured tissues through nerve fibers into the spinal cord. Within the spinal cord, the electrical pain signals are received by a second set of nerve fibers that continue the transmission of the signal up the spinal cord and into the brain. Within the brain, additional nerve fibers transmit the electrical signals to the “pain centers” of the brain where these signals are perceived as pain. Pain receptors are also present in internal, or visceral, organs such as the intestines, uterus, cervix and bladder. These pain receptors also send pain signals via similar pathways to the brain when these organs are inflamed or distended.

Opioid Receptors Block Pain Transmission Signals.    Opioid receptors located on the surface of nerves that transmit pain signals block transmission of pain when activated by drugs specific for those receptors. There are three types of opioid receptors, mu, kappa and delta, each of which produces analgesia when activated. Virtually all marketed opioid analgesic drugs interact with mu opioid receptors in the brain and spinal cord. When these central nervous system mu opioid receptors are activated with opioid analgesics such as morphine, the perception of pain is reduced. However, activating these opioid receptors in the brain with morphine-like opioid analgesics often results in serious side effects such as sedation, decreased respiratory function and addiction. Because of the potential to cause addiction, drugs that are able to activate mu opioid receptors in the brain (morphine-like opioid analgesics) are regulated, or scheduled, under the Controlled Substances Act.

Compounds that activate kappa opioid receptors in the brain also produce analgesia and sedation but are far less likely than morphine to decrease respiratory function. Studies in animals and humans suggest that opioid drugs that activate the kappa receptors are unlikely to cause addiction. However, prototype kappa opioid compounds that were designed to work in the brain have produced other adverse central nervous system side effects, including visual and auditory disturbances, unpleasant mood changes and hallucinations. These side effects have prevented the development of kappa analgesics that act on receptors in the central nervous system.

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

These findings have created the opportunity for us to potentially develop an entirely new class of analgesics that may selectively stimulate opioid receptors in inflamed tissues but not stimulate opioid receptors in the central nervous system thereby avoiding the central nervous system side effects of opioids. These pain medications are called peripheral analgesics. In preclinical studies, our peripheral mu opioid analgesics demonstrated positive results and our peripheral kappa opioid analgesics demonstrated positive results in blocking the visceral pain originating from internal organs such as the bowel and cervix. Because our peripheral analgesics are designed to have limited ability to cross the blood-brain barrier at therapeutic doses, they have the potential not to cause addiction or other adverse central nervous system side effects, such as sedation, decreased respiratory function or addiction. As a result, we expect that these analgesics may not be subject to United States Drug Enforcement Agency regulation under the Controlled Substances Act.

Peripheral Opioid Receptors in the GI Tract.    Just as there are opioid receptors on peripheral nerves that regulate the transmission of pain signals into the spinal cord, there are also opioid receptors in the gastrointestinal tract that regulate functions such as motility and water secretion and absorption. Stimulation of these gastrointestinal mu opioid receptors by morphine or other opioid analgesics causes constipation associated with opioid bowel dysfunction. Scientists have shown that blocking these receptors with opioid receptor antagonist drugs during administration of morphine or other opioid analgesics may prevent or reverse the effects of opioid bowel dysfunction. However, currently marketed opioid receptor antagonist drugs also cross the blood-brain barrier and enter the brain where they can block the primary pain relieving effects of opioid analgesics such as morphine. These findings have created the opportunity to develop a new class of opioid antagonists which, when taken with opioid analgesics, are designed to block the side effects of the opioid analgesics on the GI tract but not the desired analgesic activity of opioid drugs because they are designed not to cross the blood-brain barrier.

Development of Peripherally-Restricted Products.    We use our biological, chemical and analytical technology expertise to create proprietary peripheral opioid agonists (analgesics) and opioid antagonists.

Within our analgesia program, we use computer-assisted chemical design technology and medicinal chemistry to synthesize compounds that we design to have limited ability to pass through the blood-brain barrier into the central nervous system. We then use cloned human mu, kappa and delta opioid receptors to select the compounds that are effective at very low concentrations and that are highly specific for one receptor type over other receptor types. We conduct preclinical studies to confirm the analgesic activity of the compounds and to confirm that the compounds have limited ability to pass through the blood-brain barrier. We have demonstrated in a number of preclinical trials of inflammatory and visceral pain that our peripherally restricted kappa analgesics can produce the same or better pain relief as narcotic analgesics, such as morphine, without causing central nervous system side effects. In addition, we have demonstrated that our peripheral kappa analgesic was active in preclinical trials for the relief of itch. Similarly, we have shown in preclinical and clinical trials that our opioid antagonists, including our lead compound, alvimopan, block the adverse side effects of opioid analgesics on the GI tract without appearing to affect clinical analgesia.

Itch sensations are carried by nerves of the same type that carry pain signals to the brain, and we have found that many of our peripherally-restricted analgesics can reduce the perception of itch in preclinical trials. These compounds may be effective as topical, injectable or oral medications for relieving itch in a wide variety of diseases including eczema and allergic dermatitis.

Peripherally-active analgesics may not relieve all types of pain. Therefore, the development of centrally-active analgesics with reduced side effects is one of our longer-term goals.

Our Strategy

Our goal is to build a profitable pharmaceutical company specializing in the discovery, licensing, acquisition, development and commercialization of prescription pain management products. We plan to pursue this objective by implementing the following strategies:

Focusing On Opioid Receptors in Pain Management.    We focus on clinical conditions that can be treated by either stimulating or blocking opioid receptors. These conditions include acute (postoperative ileus) and chronic opioid bowel dysfunction, and various pain conditions including inflammatory pain, itch and visceral pain. We have biological and chemical expertise to support drug discovery, including expertise in opioid receptors in analgesic pathways, cloned human opioid, orphan and chimeric receptors and the chemical synthesis of compounds that do not readily cross the blood-brain barrier. We are using our knowledge about opioid receptors to develop alvimopan, ADL 2-1294, ADL 10-0101, and ADL 10-0116, all of which are peripherally acting opioid receptor compounds, for a variety of clinical indications. We spent approximately $71.7 million in 2002, approximately $36.0 in 2001 and approximately $15.9 million in 2000 on research and development activities. We funded most of these expenditures internally, however, in 2002, certain of our development costs related to alvimopan were reimbursed by Glaxo in accordance with the terms of our collaboration agreement.

Implementing a Commercial Strategy that will Combine Marketing and Product Development Alliances with our own Product Development and Marketing Organization.    We have entered into a worldwide collaboration agreement with Glaxo to co-develop and commercialize alvimopan. Under the terms of that agreement, we have overall responsibility for development activities for acute-care indications, such as postoperative ileus, and Glaxo has overall responsibility for development activities for chronic care indications, such as opioid bowel dysfunction associated with the chronic use of opioids. We have established a small marketing organization and we plan to build a sales organization and expand the marketing organization in the future. We plan to maintain commercial rights in the United States for a number of our other product candidates. We intend to market certain of our product candidates to the hospital market, including surgeons, oncologists and pain management specialists. In addition, we have established and will continue selectively to establish collaborations with pharmaceutical companies and leading academic institutions to enhance our research, development and commercialization activities. We believe our biological and chemical expertise to support drug discovery will continue to generate opportunities for collaborative arrangements.

Implementing an In-Licensing/Acquisition Strategy.    We believe there are opportunities to expand our product portfolios by the acquisition or in-licensing of products and/or product development candidates to complement our internal development efforts. We intend to explore in-licensing or acquisition of products or product candidates or technology, as well as acquisition of companies.

Products in Research and Development

Our product candidates are currently in the stage of development as set forth below and further described in the discussion following the chart.

Product Candidates	Potential Clinical Indication	Development Stage
Management of GI Side Effects

Alvimopan	Postoperative ileus	Phase III
Alvimopan	Opioid bowel dysfunction	Phase II/III
Alvimopan	Acute opioid bowel dysfunction	Phase II

Treatment of Pain
Peripherally Restricted kappa Opioid Analgesics
ADL 10-0101	Pain	Phase I/II
ADL 10-0116	Pain	Phase I/II

Peripherally Restricted mu Opioid Analgesics
ADL 2-1294	Joint pain	Preclinical

Centrally-Active Oral Analgesics
Alvimopan combination with narcotic opioid Analgesic	Pain	Preclinical/Phase I
Centrally-active kappa analgesic	Pain	Research

PRODUCT CANDIDATES

MANAGEMENT OF GI SIDE EFFECTS

ALVIMOPAN

Alvimopan, which is also known as ADL 8-2698, is a peripherally-acting mu opioid receptor antagonist that is designed to block the adverse side effects of opioid analgesics on the GI tract without blocking their beneficial analgesic effects. We are developing alvimopan to manage or prevent postoperative ileus and opioid bowel dysfunction. More than 1,900 healthy volunteers and patients have received alvimopan in opioid bowel dysfunction, postoperative ileus and safety clinical studies to date.

Postoperative ileus

Postoperative ileus, often defined as a general impairment of gastrointestinal motility, is a recognized after effect of open abdominal surgery. Postoperative ileus is characterized by abdominal distention, lack of bowel sounds and lack of passage of flatus and stool. Other symptoms include nausea, vomiting, bloating and stomach cramps. These symptoms may prevent drinking or eating, prolong recovery from surgery, and extend the average length of stay in hospitals. Opioids are almost universally used for the treatment of acute, post-surgical pain, and may prolong the duration of postoperative ileus. Since virtually all patients receive morphine or other narcotic analgesics for pain relief after major surgery, current postoperative pain treatment may actually slow recovery of normal bowel function, delay time until patients can drink or eat, delay hospital discharge and therefore increase the cost of medical care.

Currently there are no United States Food and Drug Administration (“FDA”) approved pharmaceutical products for the management of postoperative ileus. Nearly all of the patients having open abdominal surgery will experience postoperative ileus, but other surgical procedures also produce postoperative ileus. Based on our estimates in the last year, more than 4.3 million surgeries of all types result in some degree of postoperative ileus in the U.S. We believe that a portion of these patients will comprise the potential market for an alvimopan postoperative ileus product. Alvimopan is being studied in Phase III clinical trials investigating whether alvimopan will reduce the duration of postoperative ileus in the yearly estimated 1.1 million patients undergoing abdominal surgery in the last year and taking opioid analgesics.

Our alvimopan postoperative ileus (“POI”) Phase III program consists of four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) are double-blind, placebo-controlled multi-center studies each designed to enroll approximately 450 patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients are randomized into three arms of approximately 150 patients each to receive placebo, 6 mg, or 12 mg doses of alvimopan at least two hours prior to surgery and then twice a day beginning on the first post operative day until hospital discharge or for a maximum of seven days postoperative treatment. The primary endpoint in these three studies is a composite measure of the time to recovery of both the upper and lower gastrointestinal functions as defined by time to tolerability of solid foods and time to first flatus or first bowel movement. We have completed enrollment in study POI 14CL302 and are targeting completion of enrollment in studies POI 14CL308 and POI 14CL313 over the first half of 2003.

Our fourth POI clinical study in our Phase III program (POI 14CL306) is a double-blind placebo-controlled multi-center study designed to enroll approximately 500 patients scheduled to undergo total abdominal simple hysterectomy and receiving opioids for pain relief. Under this protocol, patients are randomized to receive either alvimopan 12 mg (approximately 400 patients) or placebo (approximately 100 patients). Under the protocol for this study, patients receive initial doses of alvimopan in the hospital and continue taking alvimopan twice daily at home for a maximum of seven days of continuous treatment. Enrollment in this study has been completed. This study was designed to assess safety and will also assess efficacy in this POI patient population.

We have previously completed three Phase II clinical trials with alvimopan for the management of POI in patients undergoing major abdominal surgery when opioids are used for pain relief.

Our first alvimopan Phase II clinical trial compared 1 mg or 6 mg doses of alvimopan vs. placebo in 78 patients undergoing partial colectomy or simple or radical hysterectomy surgical procedures. These data showed a dose-dependent effect and that patients receiving the higher dose of alvimopan experienced shorter time to the first flatus (P<0.04), time to first bowel movement (P<0.02), time to eating a solid diet (P=0.0001), and time to discharge from the hospital (P=0.0001). The results of this clinical trial were reported in the September 27, 2001, issue of the New England Journal of Medicine (A. Taguchi et al., N Engl J Med 345: 935-940, 2001).

Our second Phase II clinical trial was a multi-center, double-blind and placebo-controlled trial in 65 patients undergoing abdominal surgery who were randomized to receive placebo or 12 mg of alvimopan twice per day. The median times for the recovery of GI function and time to discharge from the hospital, the endpoints of the trial, were improved by 14 and 4 hours, respectively. The differences were not statistically significant. Alvimopan did not appear to reduce the beneficial analgesic effects of systemic opioid narcotics administered to patients. One alvimopan treated patient experienced protracted nausea which was possibly related to the study medication.

The third Phase II trial was a multi-center, double-blind, and placebo-controlled trial in 153 patients who were randomized to receive placebo, 3 mg, 6 mg or 12 mg of alvimopan twice per day. No serious adverse events were attributed to alvimopan and the patients did not appear to experience any loss of analgesia. The median time for the recovery of GI function, the primary clinical endpoint, showed that all alvimopan groups had shorter median GI recovery times compared to placebo. Overall the study did not reach statistical significance. We did a retrospective review of the data and found that in the patients who had a surgical duration greater than the median (1.8 hours), the median time to gastrointestinal recovery versus placebo was greater than 1.6 days for all the alvimopan treatment groups.

Chronic opioid bowel dysfunction

Coordinated rhythmic contractions of the intestines move the intestinal contents forward as a part of the normal digestive process. When morphine, codeine, oxycodone, hydrocodone or similar narcotic analgesics enter the gastrointestinal tract, they activate opioid receptors and disrupt these normal rhythmic movements. This disruption may cause uncoordinated non-propulsive intestinal contractions or cramps. The dose of morphine required to disrupt bowel function is lower than the dose of morphine required to produce pain relief. Morphine can produce symptoms of opioid bowel dysfunction that include hard and dry stools, straining with bowel movements and inability to completely evacuate the bowels. Patients may also experience abdominal cramping or spasms with bloating and abdominal distention. The discomfort associated with opioid bowel dysfunction can be so severe as to cause patients to limit dosing of the opioid analgesic and therefore reduce the degree of pain relief.

Alvimopan is designed to selectively block the intestinal opioid receptors and to restore normal bowel function while allowing morphine and other opioid analgesics to produce their desired analgesic effects.

Laxative and stool lubricant medications are used in an attempt to treat opioid bowel dysfunction in patients receiving chronic opioid analgesic therapy, but they are only fully effective in a limited patient population. Based on our market research, 70% of physicians report that they are dissatisfied or only somewhat satisfied with currently available therapies for the management of opioid bowel dysfunction.

In November 2002, we announced topline results of a Phase III clinical trial (OBD 13CL304) of our product candidate, alvimopan, in opioid bowel dysfunction (OBD) patients. This outpatient study enrolled 168 patients who were chronic users of opioids, such as morphine and codeine, primarily for pain relief, and whose bowel function had been impaired as a result of opioid treatment. The patients received once daily dosing for 21 days of either a 0.5 mg or 1 mg dose of alvimopan or placebo. The primary endpoint of the study was the proportion of patients having a bowel movement within 8 hours after each dose of study medication during the 21-day treatment period. On average, the proportion of patients who had at least one bowel movement within eight hours of each dose during the 21-day treatment period was 43% (p<0.001 versus placebo) for alvimopan 0.5 mg, 55% (P<0.001 vs. placebo) for alvimopan 1 mg, and 29% for placebo. In this study, alvimopan was well tolerated; the most frequently occurring adverse events versus placebo included diarrhea, abdominal cramps, nausea and vomiting. Additional clinical studies will be required before filing any regulatory approval application for alvimopan in OBD. Prior to initiating the additional Phase III clinical studies that will be required, we are planning with our collaboration partner, Glaxo, additional studies for chronic OBD investigating longer duration of patient exposure and different dosing strategies, as well as longer duration preclinical toxicology studies. Results from this study in OBD are not necessarily indicative of the results that may be reported from the clinical studies in the POI indication. The results of the study, OBD 13CL304 have not been submitted to, nor reviewed by, any regulatory agency.

Acute opioid bowel dysfunction

We believe that alvimopan may also have an important use in patients following discharge from the hospital who continue on short-term opioids for the relief of pain and in other short-term users of opioids for pain relief.

Just as patients receiving chronic opioid analgesics experience constipation, cramping, bloating, and other symptoms of opioid bowel dysfunction, some patients receiving short-term opioid analgesic therapy experience similar symptoms, which may cause them to reduce their dose of or discontinue their opioid analgesics. Patients taking opioid analgesics on a short-term basis are also more susceptible to experience opioid-induced nausea and vomiting. We believe that alvimopan may be useful in reducing these adverse effects and in maintaining normal gastrointestinal function in patients receiving opioid analgesics for pain relief.

As part of our postoperative ileus development program, we are conducting a double-blind, placebo-controlled, multi-center, clinical trial of alvimopan in approximately 500 patients undergoing simple hysterectomy designed to assess safety and which will also assess efficacy of alvimopan in postoperative ileus (POI 14CL306). Enrollment in this study has been completed. The protocol for this study calls for patients to receive initial doses of alvimopan in the hospital and to continue taking alvimopan at home for a maximum of seven days of continuous treatment. This is our first clinical trial where post surgical patients are to continue receiving doses of alvimopan after hospital discharge. As such, this same study may provide further information to allow us to assess the potential for conducting additional clinical trials for acute opioid bowel dysfunction.

TREATMENT OF PAIN

PERIPHERALLY RESTRICTED KAPPA OPIOID ANALGESICS

We use advanced chemical design technology to create proprietary topical, injectable and oral peripheral kappa opioid receptor-specific compounds that are designed to have limited ability to cross the blood-brain barrier at therapeutic doses. These compounds are intended to produce more pain relief than acetaminophen or NSAIDs and equivalent pain relief to mu opioid analgesics. We intend to develop oral product candidates to address broader markets in chronic inflammatory pain, such as the market for prescription arthritis pain products, that according to IMS Health data, accounted for approximately $6.2 billion in United States prescription sales in the twelve months ended December 31, 2002. Moderate-to-severe pain often requires the use of narcotic analgesics. We believe that our kappa opioid analgesics may have the potential to be the first kappa opioid analgesics to address the pain of chronic inflammatory disease and visceral pain without producing adverse psychological effects associated with previously studied centrally acting kappa opioid analgesics, including visual and auditory disturbances, unpleasant mood changes and hallucinations. Preclinical studies show that our kappa opioid analgesics are particularly effective in models of visceral pain. We are currently evaluating two peripheral kappa opioid agonists, ADL 10-0101 and ADL 10-0116, in early stage clinical testing.

Visceral pain

Visceral pain can be caused by inflammation or distention of abdominal organs as a result of surgical or diagnostic procedures or from acute or chronic disease. Data from the United States Centers for Disease Control and Prevention, or CDC, indicate that there are over 12 million annual visits to doctors offices for acute abdominal pain and 5.4 million annual GI endoscopy diagnostic procedures, a portion of which we believe will comprise our potential patient population for our ADL 10-0101 product candidate.

Inflammatory pain

Many disease states, burns, abrasions or surgical procedures may cause inflammatory pain. Minor inflammatory pain is currently treated with over-the-counter medications containing emollients or local anesthetics. Emollients are soothing but have little or no analgesic activity; local anesthetics have a relatively short duration of action and may be irritating to the skin. Moderate-to-severe inflammatory pain is frequently treated with NSAIDs or opioid analgesics. Data from the CDC indicate that there are over 44 million annual cases of inflammatory pain, a portion of which we believe will comprise our potential patient population for our ADL 10-0101 product, or our ADL 10-0116 product.

ADL 10-0101

In 2001, we completed an exploratory Phase II clinical trial in six patients of ADL 10-0101 in the treatment of moderate-to-severe visceral pain of chronic pancreatitis. In this trial, mean pain scores for patients receiving ADL 10-0101 were reduced by 38% and 64% at 30 minutes to four hours, respectively, after initiation of a 30 minute infusion of ADL 10-0101. The patients receiving placebo had reduction of 14% and 0%, respectively, at these same time periods. None of the patients reported central nervous system side effects.

Three additional Phase II exploratory studies were initiated in 2001 to evaluate the ability of ADL 10-0101 to reduce acute or chronic visceral pain. All three studies utilized the same dose of ADL 10-0101 that was used in our first chronic pancreatitis pain study. The first study was in patients with pain of chronic pancreatitis. Fourteen patients were enrolled in the study, including five who received placebo and nine who received a single intravenous dose of ADL 10-0101 in a double-blind and placebo-controlled trial. Preliminary results indicate that ADL 10-0101 did not meet the primary endpoint of reduction in pain scores versus placebo. Three patients reported mild, but not dose-limiting, central nervous system side effects that were characterized by the investigator as possibly related to the ADL 10-0101. The second study was in three patients undergoing hysteroscopy. Patients were administered a single intravenous dose of ADL 10-0101 to evaluate the ability of ADL 10-0101 to reduce visceral pain caused by uterine distention. The primary endpoint in this study was adequacy of pain relief such that the patients would not require other medications for pain relief. All three patients required administration of additional analgesic and anesthetic agents to complete the procedure. The third study was a double-blind and placebo-controlled study in twenty patients undergoing routine colonoscopy to evaluate the ability of ADL 10-0101 to reduce pain resulting from distention of the colon. Ten patients received an infusion of ADL 10-0101 and eleven patients received a placebo infusion. There were no clinically meaningful differences in the results between the two groups in the study.

Following those studies, a Phase I study was conducted in 2002 to determine the maximum tolerable dose (defined as no central nervous system side effects such as visual and auditory disturbances or unpleasant mood changes) and the pharmacological profile of a single intravenous dose of ADL 10-0101. Using this new information, we plan to initiate during 2003, Phase II studies of a higher dose of ADL 10-0101 than previously studied.

ADL 10-0116

In preclinical inflammatory pain trials, ADL 10-0116 demonstrated a longer duration of action than ADL 10-0101 and was active when administered orally. As an orally active compound, ADL 10-0116 may have the potential to address a market that cannot be addressed by ADL 10-0101 by treating acute and chronic pain conditions in clinical indications where an injectable product would not be used.

Two single dose Phase I clinical studies of ADL 10-0116 were completed in 2002. The maximum tolerable single oral dose of ADL 10-0116 was determined from these studies in men and women. A Phase II proof of concept study to evaluate the effectiveness of ADL 10-0116 in standard pain models is planned for 2003.

PERIPHERALLY RESTRICTED MU OPIOID ANALGESICS

ADL 2-1294

The active ingredient in all of our formulations of ADL 2-1294 is loperamide, the same active ingredient in the over-the-counter anti-diarrheal product, Imodium® A-D. The composition of matter patent for loperamide has expired, but we have secured method-of-use and formulation patents for pain and itch indications. Loperamide, like morphine, is a potent mu opioid receptor stimulant. Unlike morphine, loperamide does not readily cross the blood-brain barrier to enter the central nervous system. The compound is also very poorly absorbed from the intestinal tract following oral administration. As a result, the compound does not cause sedation or depress respiratory function, is not considered to be addictive and is one of the few mu opioid agonists that is not scheduled as a controlled substance. We are currently in preclinical development exploring intra-articular administration of ADL 2-1294 for relief of pain.

Kwang Dong Pharmaceutical Co., Ltd. (“Kwang Dong”) has licensed the right to develop and market dermal formulations of ADL 2-1294 in South Korea and North Korea for dermal pain. To date, we have not transferred sufficient technology under the license agreement to allow commercialization of ADL 2-1294 in South Korea and North Korea. As a result we do not anticipate material revenues under the license agreement in the foreseeable future. Kwang Dong also made an equity investment in the Company.

In 2000, Santen Pharmaceutical Co., Ltd., of Japan (“Santen”), licensed the worldwide rights, except in South Korea and North Korea, to develop and market ADL 2-1294 formulations for ophthalmic pain. On February 6, 2003, we received notification from Santen that it was discontinuing its development efforts and terminating our agreement. We presently have no plans to continue the ophthalmic program for ADL 2-1294.

The Consumer Healthcare Division of GlaxoSmithKline, our former development partner for the commercialization of ADL 2-1294 in dermal indications terminated our agreement related thereto. They informed us that they were unable to discern a significant difference between the ADL 2-1294 and placebo groups in a Phase II proof-of-concept clinical study in dermal itch of eczema. We are evaluating whether to seek another partner to continue to develop dermal ADL 2-1294 for pain or itch indications.

Joint pain

Joint pain after arthroscopic surgery limits mobility and recovery. Injection of morphine into a joint can reduce pain from arthroscopic surgery. ADL 2-1294 demonstrated analgesic activity in preclinical studies of joint pain. We have incorporated ADL 2-1294 into two prototypic formulations suitable for delivery to joints following surgical procedures. These formulations may also provide benefits after injection into painful inflamed joints as an alternative to cortisone therapy. Market research from Solucient Outpatient View reports that, in the United States, there were 1.6 million outpatient arthroscopic knee surgical procedures in 2000 and market research indicates that approximately 2.7 million patients receive local injections of corticosteroids for joint pain, a portion of which we believe will comprise our potential patient population for a long-acting analgesic injectable product.

We have conducted preliminary preclinical formulation and safety studies in animals. We plan to continue to evaluate the further development of this product candidate for joint pain.

CENTRALLY-ACTIVE ORAL ANALGESICS

ALVIMOPAN COMBINATION WITH NARCOTIC OPIOID ANALGESIC

We are exploring the development of an analgesic product candidate that would be a combination of alvimopan and an opioid. We believe that a single oral dosage form combining both alvimopan and a short acting oral opioid analgesic, in fixed doses, may have the potential to reduce the side effects of morphine and other opioid analgesics such as constipation, nausea and vomiting.

KAPPA

We believe that it may be possible to avoid the serious central nervous system adverse events that were reported with kappa opioid product candidates that were being developed by other companies by using compounds that stimulate kappa opioid receptors in the brain in the same manner that a naturally occurring substance does such as a peptide. We have designed and constructed artificial kappa opioid receptors to use as discovery tools to find small synthetic organic molecules that are not peptides but have the same effect as the natural peptides. These artificial receptors allow us to identify kappa compounds that interact with different parts of the kappa receptor and, our research is directed at identifying kappa compounds that may have analgesic activity without significant adverse central nervous system side effects.

Collaborative Relationships

Glaxo Group Limited

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan for certain indications. We and Glaxo have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50 million during the quarter ended June 30, 2002 and we may receive milestone payments of up to $220 million over the term of the agreement, upon the successful achievement, if any, of certain regulatory objectives. In 2002, the revenue contributed through the collaboration agreement accounted for approximately 96% of our total consolidated revenue. For additional information concerning our consolidated revenues, net loss and total assets, see our Consolidated Financial Statements included elsewhere in this Report.

In the United States, both companies will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for development activities for acute-care indications, such as postoperative ileus and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction associated with the chronic use of opioids. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and we will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications and/or the chronic-care indications. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events.

Under the terms of the Glaxo collaboration agreement for collaboration products being developed in the United States, out-of-pocket costs and expenses from third parties for research and development and marketing activities incurred by each company will be combined on an indication by indication basis. We are primarily responsible for the completion of the POI development program and we receive reimbursement from Glaxo at a defined percentage of out-of-pocket costs and expenses from third parties subject to adjustment and netting, if any. Such contract reimbursement amounts paid to us will be recorded gross on our consolidated statements of operations pursuant to Emerging Issues Task Force (EITF) No. 99-19 and 01-14 as contract reimbursement revenue. In addition, Glaxo is primarily responsible for the completion of the OBD development program and will receive reimbursement from us at a defined percentage of out-of-pocket costs and expenses from third parties subject to adjustment and netting, if any. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement described above was retroactive to January 1, 2002.

Kwang Dong Pharmaceutical Co., Ltd.

In November 1997, we entered into a license agreement with Kwang Dong Pharmaceutical Co., Ltd. relating to the development and commercialization in South Korea and North Korea of our product candidate ADL 2-1294 for the indication of topical dermal pain. In addition, in November 1997, we entered into a stock purchase agreement with Kwang Dong pursuant to which Kwang Dong purchased for $1.2 million, 960,000 shares of our series D convertible preferred stock which were subsequently converted to 192,000 shares of common stock. The license agreement with Kwang Dong provides for, among other things, our transfer to Kwang Dong of technology and data developed by us relating to the topical formulation of ADL 2-1294. We devoted significant internal efforts and expenditures to the development of a formulation for this indication. To date, we have not transferred sufficient technology under the license agreement to allow commercialization of ADL 2-1294 in South and North Korea. As a result, we do not anticipate material revenues under the license agreement in the foreseeable future.

Santen Pharmaceutical Co., Ltd.

On April 25, 2000, we entered into a license agreement with Santen Pharmaceutical Co., Inc. (“Santen”) granting Santen an exclusive royalty-bearing license to develop and sell ADL 2-1294 ophthalmic formulations in the field of ophthalmic pain in all countries other than South and North Korea. On February 6, 2003, Santen notified us that they were terminating this license agreement. We presently have no plans to continue the ophthalmic program for ADL 2-1294. Under the license agreement, we earned a total of $1.0 million in license fees.

License and Research Agreements

In November 1996, Roberts Laboratories Inc. (Roberts) licensed from Eli Lilly certain intellectual property rights relating to alvimopan. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for alvimopan. Under our Option and License Agreement we have paid $600,000 to Roberts. We are obligated to pay milestone payments to Roberts and Eli Lilly upon the achievement of certain clinical and regulatory milestones that in the aggregate may total up to $1.9 million. We are also responsible for the costs to develop alvimopan. In addition, if alvimopan receives regulatory approval, we are obligated to pay royalties to Roberts and Eli Lilly on commercial sales of alvimopan. Under the terms of our arrangements, the license to alvimopan expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

In August 2002, we expanded our intellectual property rights related to alvimopan by entering into a separate exclusive license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Eli Lilly $4.0 million upon signing the agreement and are subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, we agreed to pay Eli Lilly a $4.0 million dollar payment upon acceptance by a regulatory authority of the first application for marketing authorization for alvimopan.

We have licensed technology from academic institutions and entities including the University of California at Los Angeles, the University of California at San Diego, Oregon Health Sciences University, Arch Development Corporation and the National Institutes of Health.

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

In September 2001, the National Institutes of Health awarded us three Small Business Innovation Research (SBIR) grants to fund research into novel compounds for pain relief. These grants have been completed and we have not applied for renewal of these grants or any new SBIR grants.

Competition

Our industry is very competitive. It is characterized by extensive research and development efforts and rapid technological progress. New developments occur and are expected to continue to occur at a rapid pace. Discoveries or commercial developments by our competitors may render some or all of our potential products obsolete, subject to competition or non-competitive. This would have a material adverse effect on our business, financial condition and results of operations. Our competitive position also depends on our ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement development and marketing plans, obtain patent protection and secure adequate capital resources. We believe that our ability to compete successfully is based on our technical expertise in opioid receptors and will depend upon our ability to maintain advanced scientific technologies, to develop a differentiated product pipeline, to obtain successful regulatory approval for novel pain management pharmaceuticals, and to sustain patent protection for our portfolio.

We face competition in our specific areas of focus. Our product candidate, alvimopan, is under investigation for use in POI and OBD in patients who are taking opioids for pain relief. If the use of opioids in these patient populations decreases, the potential market for alvimopan would be adversely affected. There are various surgical techniques in use and under investigation to reduce the use of opioids in patients in order to reduce the impact of opioid side effects in these patients. If new techniques become widely adopted which reduce the use of opioids, it would have a negative impact on the potential market for alvimopan. In addition, many companies have developed and are developing analgesic products that compete with opioids or which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for alvimopan.

We believe that another Company is developing methylnaltrexone for potential use with opioids for bowel dysfunction. We also believe a European specialist pharmaceutical company with a focus on the gastrointestinal market, is in preclinical development in the area of peripheral opioid antagonists for use in opioid induced constipation. There are currently FDA approved products for use in treating irritable bowel syndrome in which others may explore for utility in our areas of development for alvimopan. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to reach the commercial market and sell our products.

If our analgesic product candidates complete development and are approved, our success will depend, in part, upon our ability to achieve market share successfully at the expense of existing and established products in the relevant target markets. Many companies currently sell either generic or proprietary narcotic analgesic formulations. In addition, a number of technologies are being developed to increase opioid analgesic potency as well as to provide alternatives to opioid analgesic therapy for pain management. We face competition in our development of our pain product candidates. Several large and well know pharmaceutical companies are developing and have developed novel pain products, including Johnson & Johnson, Pfizer Inc., Merck & Co., Inc. and others. Several of these product candidates are in clinical trials or are awaiting approval from the FDA. Some of these competitors are also developing compounds targeting peripheral activity. Merck KGA is developing asimadoline as a peripherally selective kappa opioid analgesic for the treatment of pain associated with irritable bowel syndrome.

We face, and will continue to face, intense competition in the development, manufacturing, marketing and commercialization of our product candidates from academic institutions, government agencies, research institutions, biotechnology and pharmaceutical companies, including potentially, our collaborators. There can be no assurance that developments by others will not render our product candidates or technologies obsolete or noncompetitive. There can be no assurance that we will be able to compete successfully with such companies. The existence of products developed by our competitors, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us. Such companies may succeed in discovering and developing pharmaceutical products more rapidly than us or pharmaceutical products that are safer, more effective or less costly than any we may develop. Such companies also may be more successful than us in production and marketing. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct clinical trials, seek patent protection and establish collaborative arrangements for the development of products for the pain market.

We have established internal marketing capability, however, at the present time we have no sales force. Many of our competitors and potential competitors have substantially greater capital resources, manufacturing and marketing experience, research and development resources and production facilities than we do. Many of these competitors also have significantly greater experience than we do in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

There can be no assurance that we will be able to compete successfully with such companies. The existence of products developed by our competitors, or other products or treatments of which we are not aware, or products or treatments that may be developed in the future may adversely affect the marketability of products developed by us.

Collaborative Nature Of The Pharmaceutical Industry

Our industry requires highly specialized expertise in a wide variety of disciplines and is characterized by collaborative and cooperative endeavors among participants. This dynamic involves the receipt of assistance from third parties, the payment of royalties or other value in exchange for this assistance, and the risks of dependence upon third parties. Intra-industry discussion and interchange is an ongoing process, covering subject matters ranging from basic research to strategic alliance; a strategic alliance may substantially broaden or narrow the scope of a company’s activities or otherwise affect the ability of a company to control and direct its own affairs. We have participated in this process for years and intend to continue to do so. We may enter into, or may refuse or fail to enter into, licensing, partnership or collaborative arrangements or strategic alliances which accord to other companies rights with respect to one or more of our compounds, technologies or programs or in which we acquire new rights and obligations. During intra-industry discussions, agendas may substantially broaden or may substantially narrow from those anticipated at the outset; most frequently, discussions serve only as information exchange and do not lead to transactions of any kind. The fact of intra-industry discussion activity should not be misunderstood as an indication that our business, strategies or prospects are about to change; on the other hand, the unpredictable nature of ubiquitous industry interchange may lead to developments which neither we nor others may be in a position to anticipate. As discussed above under “Our Strategy,” we intend to develop industry collaborations and relationships to achieve our objectives. However, we are not in a position to predict what, if any, collaborations, alliances or transactions we may enter into in addition to those described elsewhere in this description of our business.

Intellectual Property

We seek United States and international patent protection for major components of our technology. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our commercial success will be dependent in part on our ability to obtain commercially valuable patent claims and to protect our intellectual property rights and to operate without infringing upon the proprietary rights of others.

As of December 31, 2002, we owned or had rights, whether by geography, by field or otherwise, to approximately 172 issued or published patents, of which 47 are issued in the United States and 125 are issued in foreign countries, and we owned nine (9) United States patent applications and numerous foreign patent applications relating to technologies used in our business.

We have or have licensed patents and patent applications related to (i) ADL 2-1294, (ii) peripheral kappa analgesics, (iii) alvimopan and (iv) opioid receptors and ligands. The patents related to ADL 2-1294 expire between 2015 and 2018. The patents related to kappa receptor analgesics expire between 2016 and 2019. The patents related to alvimopan expire between 2011 and 2019 and include a U.S. patent claiming composition of matter which expires in 2011 which may be eligible for patent term extension. We also have U.S. patents claiming the use of alvimopan in postoperative ileus and the combination of alvimopan plus an opioid agonist, both of these patents expire in 2019. The patents related to opioid receptors and ligands expire between 2015 and 2018. These expiration dates are all based on the presumption that the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be hurt by any of the following:

•	the pending patent applications to which we have rights may not result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be successful in developing additional proprietary technologies that are patentable;

•	patents licensed or issued to us or our licensors may not provide a basis for commercially viable products or provide us with any competitive advantages;

•	our patents may be challenged by third parties; and

•	others may have patents that relate to our technology or business and that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents.

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

With respect to proprietary know-how that is not patentable and for processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our drug discovery system involve proprietary know-how, technology or data that are not covered by patents or patent applications. We have taken security measures to protect our proprietary know-how and technologies and confidential data and continue to explore further methods of protection. While we require all employees, consultants and potential business partners to enter into confidentiality agreements, we may not be able to protect adequately our trade secrets or other proprietary information. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. In the case of arrangements with our potential business partners that require the sharing of data, our policy is to make available to our potential business partners only such data as is relevant to our agreements with such customers, under controlled circumstances, and only during the contractual term of those agreements, and subject to a duty of confidentiality on the part of our customer. However, such measures may not adequately protect our data. Any material leak of confidential data into the public domain or to third parties may cause our business, financial condition and results of operations to be harmed.

We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us or our licensors to maintain such rights could harm our business.

Manufacturing

We currently do not have commercial or clinical trial manufacturing capabilities and do not intend to develop such capabilities for any product candidate in the near future. We plan to rely on third parties for the manufacture, packaging and distribution of alvimopan and our other product candidates in accordance with Current Good Manufacturing Practices (“cGMP”) of the U.S. Food and Drug Administration and other regulatory standards. This dependence on contract manufacturers may restrict our ability to develop and deliver products on a timely, profitable and competitive basis. These contract manufacturers generally have multiple projects and they may give our projects a lower priority than other projects they are managing.

We maintain a relationship with Torcan Chemical Ltd. for the supply of the active pharmaceutical ingredient (“API”) in alvimopan. We also maintain a relationship with Girindus AG as an additional supplier of API for alvimopan. We maintain a relationship with Pharmaceutics International Inc for the supply of alvimopan finished capsules, and a relationship with Sharp Corporation for the packaging of alvimopan finished capsules. We have no formal commercial supply arrangement as yet with any of these parties. We also rely upon these parties for the performance of scale-up and other development activities, and for the maintenance and testing of product pursuant to applicable stability programs.

To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. To achieve this approval, we will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with extensive regulatory requirements. Third party contract manufacturers and processors must operate in accordance with the FDA’s cGMP and all other applicable laws and regulations. Product not produced in accordance with all applicable regulatory standards may lead to adverse outcomes for patients and/or product recalls, and regulatory censure by authorities. We maintain confidentiality agreements with potential and existing manufacturers to protect our proprietary rights related to alvimopan and our other product candidates.

We also intend to contract with third party manufacturers for the manufacture of API and finished product for our product candidates other than alvimopan. Earlier stage new chemical entities are synthesized in our laboratories, and scale-up quantities and materials for preclinical toxicology evaluations are produced by qualified third parties.

There can be no assurance that our third party manufacturers and suppliers will be successful in the development, scale-up and supply of alvimopan and our other product candidates. Any failures in this area could have a material adverse effect on our current and anticipated operations.

Government Regulation

In the United States, pharmaceutical and diagnostic products intended for use in humans are subject to rigorous FDA regulation. The process of completing clinical trials and obtaining FDA approvals for a new drug is likely to take a number of years and require the expenditure of substantial resources. There can be no assurance that any of our products will receive FDA approval.

The drug approval process:

The usual steps required before a new pharmaceutical product for use in humans may be marketed in the United States include:

•	preclinical studies;

•	submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission to the FDA of a New Drug Application (NDA); and

•	FDA approval of the NDA prior to any commercial sale or shipment of the product.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In addition, it is sometimes possible to assess efficacy in Phase I trials for analgesia.

•	Phase II: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

Scientists use statistical techniques to compare responses produced by drugs versus placebos in clinical trials of drug effectiveness. Statistical analyses estimate the probability that a positive effect is actually produced by the drug. This probability is expressed as a “P-value” which refers to the likelihood that a drug response occurred just “by chance.” When a P-value is reported as P<0.05, the probability that the drug produced its effect “by chance” is less than 5% and the probability that the drug produced a positive effect is greater than 95%. When a P-value is reported as P<0.01, the probability that the drug produced the positive effect is greater than 99%. In clinical studies where the study design includes making multiple test comparisons, for example, comparing more than one dose level of a treatment to placebo, there are statistical techniques to control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) for the multiple test comparisons. Under these statistical techniques, if any one of the test comparisons is not statistically significant, these techniques require the other test comparison group(s) to have a P-value substantially less than 0.05 to be statistically significant.

Other regulatory requirements

The FDA mandates that drugs be manufactured in conformity with cGMP regulations and at facilities approved to manufacture such drugs. If approval is granted, requirements for labeling, advertising, record keeping and adverse experience reporting will apply. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions. We may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, import, export, and customs regulations, and health care fraud and abuse laws. In addition, any of our products that contain one of our product candidates in combination with narcotic analgesics will be subject to DEA regulations relating to manufacturing, storage, distribution and physician prescribing procedures. There can be no assurance that any portion of the regulatory framework under which we currently operate will not change and that such change will not have a material adverse effect on our current and anticipated operations.

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

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be “scheduled” as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest.

Available Information

We make available free of charge on or through our internet website at www.adolor.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Employees

As of December 31, 2002, we had 122 full-time employees and 2 part-time employees, including 25 employees with Ph.D. or M.D. degrees. Eighty-two of our employees are engaged in research and development activities. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.    PROPERTIES

We currently occupy two suites with a combined 24,340 square feet of leased office and laboratory space in Malvern, Pennsylvania. The leases expire in May 2003 and October 2004. We also occupy approximately 20,000 square feet of additional office space in Exton, Pennsylvania, which accommodates our product development and administrative staff. The lease expires on December 31, 2003. In December 2002, we entered into a build to suit ten-year lease for a building in Exton, Pennsylvania. The building has approximately 80,000 square feet of space.

We intend to build out and occupy approximately 30,000 square feet of office space and approximately 25,000 square feet of laboratory space. The remaining approximately 25,000 square feet of space will be unfinished and is available for potential future expansion. The build out of this space requires us to expend approximately $3.0 million in leasehold improvements. We are targeting moving to this facility in the second quarter of 2003.

ITEM 3.    LEGAL PROCEEDINGS

In December 2002, a complaint entitled Tajrezaei et al. v. Principal Life Insurance Company and Adolor Corporation was filed in the Philadelphia County Court of Common Pleas. This complaint alleges, among other things, that we were negligent in failing to notify a former employee of his conversion rights under a certain group life insurance policy at the termination of his employment. The former employee died and the complaint was filed on behalf of members of his immediate family. The complaint seeks damages in excess of $50,000. We do not believe any judgment against us in this matter will have a material negative effect on our financial condition or results of operations.

From time to time we are party to various legal proceedings in the normal course of our business. We do not believe that resolution of any of these claims will have a material negative effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

(a) Our common stock is traded on The Nasdaq National Market under the symbol “ADLR”. The initial public offering of our stock occurred on November 13, 2000 at an initial price of $15.00 per share. The price range per share reflected in the table below is the highest and lowest bid price for our stock as reported by The Nasdaq National Market during each quarter of the two most recent years that our common stock has been publicly traded.

	High	Low
2001
First Quarter	$22.69	$13.88
Second Quarter	29.16	13.55
Third Quarter	23.69	9.85
Fourth Quarter	19.24	14.20
2002
First Quarter	$18.50	$11.04
Second Quarter	15.29	9.83
Third Quarter	14.64	9.09
Fourth Quarter	15.43	12.68

In our initial public offering (the “Offering”), we sold 6,000,000 shares of our common stock on November 14, 2000. Upon the exercise of the underwriter’s over-allotment option, we sold an additional 900,000 shares of common stock. The effective date of the registration statement on Form S-1 for the 6,900,000 shares of common stock sold in our initial public offering was November 13, 2000 and the file number is 333-96333. The net proceeds to us after deducting discounts, commissions, fees and expenses, were $95,376,000.

As of December 31, 2002, we had used all of the Offering proceeds and applied them for general corporate purposes, including the continued development of existing product candidates, manufacturing, commercialization expenditures, research and development for additional product opportunities, hiring of sales, marketing, development, research and administrative personnel and expansion of our facilities.

(b) Holders. As of March 10, 2003, there were approximately 177 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The consolidated statements of operations data except as otherwise indicated below for the five years ended December 31, 2002, and our consolidated balance sheet data as of December 31, 2002 and 2001, are derived from our audited consolidated financial statements which are included elsewhere in this Report. The consolidated statements of operations data for the year ended December 31, 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate the net loss allocable to common stockholders, net loss per share and the number of shares used in the computation of per share amounts.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statements of Operations
Contract, grant, license and milestone revenues	$28,409	$1,387	$44	$11	$150
Operating expenses incurred during the development stage:
Research and development	71,705	36,005	15,884	7,398	7,074
Marketing, general and administrative	21,693	15,229	7,626	3,698	2,277

Total operating expenses	93,398	51,234	23,510	11,096	9,351

Net interest income	4,465	7,440	2,228	404	385

Net loss	(60,524)	(42,407)	(21,238)	(10,681)	(8,816)
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	48,906	—	—
Undeclared dividends attributable to mandatorily redeemable convertible preferred	—	—	4,103	2,430	1,704

Net loss allocable to common stockholders	$(60,524)	$(42,407)	$(74,247)	$(13,111)	$(10,520)

Basic and diluted net loss per share allocable to common stockholders	$(1.94)	$(1.42)	$(13.99)	$(12.55)	$(10.59)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	31,252	29,801	5,307	1,045	993

	As of December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$153,985	$156,444	$131,630	$5,264	$12,046
Working capital	140,290	149,708	128,671	3,069	10,024
Total assets	168,271	164,182	135,610	6,258	12,773
Total long-term debt	—	—	215	—	66
Mandatorily redeemable convertible preferred stock	—	—	—	33,000	30,475
Deficit accumulated during the development stage	(155,174)	(94,649)	(52,242)	(31,004)	(20,322)
Total stockholders’ equity (deficit)	100,728	152,781	129,040	(29,590)	(19,913)

ITEM 7.    MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our Company

We are a development stage biopharmaceutical corporation that was formed in 1993. We discover, develop and plan to commercialize proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. Our lead product candidate, alvimopan, is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. Our other product candidates are being designed as analgesics to treat moderate-to-severe pain and itch. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of alvimopan and an opioid that would be intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

Alvimopan is being evaluated in acute and chronic indications. We have completed three Phase II clinical trials and we are currently conducting Phase III clinical trials studying the use of alvimopan for the management of postoperative ileus (bowel dysfunction) that frequently follows abdominal surgery when opioids are used for pain relief. We have also completed several Phase II and one Phase III clinical trial studying the use of alvimopan for the reversal of the severe constipating effects associated with chronic use of opioids.

In April 2002, we entered into a collaboration agreement with Glaxo Group Limited (“Glaxo”) for the exclusive worldwide development and commercialization of alvimopan for certain indications. The companies have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002 and we may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives.

We have additional compounds in clinical development that are designed to elicit their effects by targeting peripheral opioid receptors, including kappa receptor. Our first kappa agonist compound, ADL 10-0101, is being studied in early clinical trials for the treatment of pain. Following positive results in two small exploratory clinical trials with ADL 10-0101, we commenced three additional exploratory clinical trials in visceral pain. These trials did not demonstrate adequate pain relief in patients. We have recently completed studies to identify the maximally tolerated dose in both males and females. Using this new information, we plan to initiate during 2003, Phase II studies of higher doses of ADL 10-0101 than previously studied.

We have completed Phase I studies with a second kappa agonist compound, ADL 10-0116, an orally active compound that is designed for use in the treatment of inflammatory pain conditions. These studies identified the maximally tolerated doses in both males and females. We plan to initiate Phase II studies of ADL 10-0116 in 2003.

Finally, we have been evaluating ADLR 2-1294, a peripheral mu opioid agonist, in pre-clinical development for treating a variety of pain conditions. The active ingredient of ADL 2-1294 is loperamide. We are currently in preclinical development exploring intra-articular administration of ADLR 2-1294 for relief of pain. We have previously maintained collaborative programs with corporate partners evaluating the use of ADL 2-1294 in dermal pain and itch as well as ophthalmic pain which were terminated by our collaboration partners. We are evaluating whether to seek another partner to continue to develop dermal ADL 2-1294 for pain or itch indications. We presently have no plans to continue the ophthalmic program.

We have a small marketing organization to support our development efforts. We plan to build a sales force in the United States and expand our marketing organization to co-promote alvimopan if regulatory approval is received, along with Glaxo to surgeons, oncologists and pain management specialists in hospital-care settings. We intend to rely on Glaxo for sales and marketing of alvimopan outside the United States. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2002 aggregated approximately $155.2 million, and we expect to continue to incur substantial losses in future periods. A significant portion of our revenue for 2002 was from reimbursement of expenses from Glaxo under our collaboration agreement and we expect such revenues to be substantially reduced in future periods as we expect the related reimbursable expenses to decrease. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our proposed future products. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis.

Excluding a non-refundable signing fee of $50.0 million in connection with the collaboration agreement we entered into with Glaxo, we reported an operating cash outflow of $51.8 million for the year ended December 31, 2002 and we do not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash and short term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidates.

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo Group Limited for the exclusive worldwide development and commercialization of alvimopan for certain indications. We and Glaxo have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002 and we may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. As a result of the application of Staff Accounting Bulletin (SAB) 101, the $50.0 million signing fee is reflected in deferred licensing fees and are expected to be recognized on a straight-line basis over the estimated 12 year performance period. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

In the United States, we and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for development activities for acute-care indications such as postoperative ileus, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction associated with the chronic use of opioids. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and we will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement as well as to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications.

Under the terms of our collaboration agreement with Glaxo for collaboration products being developed in the United States, out-of-pocket costs and expenses from third parties for research and development and marketing activities incurred by each company will be combined on an indication by indication basis. We are primarily responsible for the completion of the POI development program and we receive reimbursement from Glaxo at a defined percentage of out-of-pocket costs and expenses from third parties subject to adjustment and netting, if any. Such contract reimbursement amounts paid to us will be recorded gross on our consolidated statements of operations pursuant to Emerging Issues Task Force (EITF) No. 99-19 and 01-14 as contract reimbursement revenue. In addition, Glaxo is primarily responsible for the completion of the OBD development program and will receive reimbursement from us at a defined percentage of out-of-pocket costs and expenses from third parties subject to adjustment and netting, if any. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement was retroactive to January 1, 2002. We recorded contract reimbursement revenue of $8,827,535 in the second quarter, which reflects reimbursement revenues of $3,427,102 and $5,400,433 related to the first and second quarters of 2002, respectively, $7,916,418 in the third quarter of 2002, and $7,502,379 in the fourth quarter of 2002, which is recorded as accounts receivable as of December 31, 2002. These revenues represent reimbursement of expenses incurred primarily in our POI development program. We expect contract reimbursement revenues to substantially decline in future periods as compared to 2002 as we expect the costs of the POI development program to decrease and also expect that we will incur expenses in connection with the OBD development program, including payments to Glaxo to reimburse them for our proportionate share of expenses they incur.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. The items in our consolidated financial statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:

Stock Compensation—We apply Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and the related interpretations in accounting for our stock options granted to employees. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair market value of our Common Stock. Since our November 2000 public offering we have generally granted options to employees with exercise prices equal to fair market value on the date of grant and for such option grants we do not record compensation expense. Under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, compensation cost related to stock options granted to employees and non-employees is computed based on the value of the stock options at the date of grant using an option valuation methodology, typically the Black-Scholes model. SFAS No. 123 can be applied either by recording the Black-Scholes model value of the options as compensation expense or by continuing to record the APB 25 value and by disclosing SFAS No. 123 compensation costs on a pro-forma basis. Had we adopted the Black-Scholes model value provisions of SFAS No. 123, our loss in 2002, 2001 and 2000 would have been increased by approximately $2.0 million, $0.08 million, and $0.03 million, respectively.

Collaborative Agreement Revenues—We defer upfront non-refundable fees received under collaboration agreements in which we have continuing involvement. We recognize such deferred amounts as revenue ratably over the estimated contract performance period. Such revenue recognition would be accelerated in the event of contract termination prior to completion of the expected performance period. Under the terms of the collaboration agreement with Glaxo we received a non-refundable and non-creditable upfront fee of $50.0 million. In 2002, approximately $3.0 million of the $50.0 million up-front fee was recognized as revenue and we expect to recognize $4.2 million per year as revenue through 2014, the estimated contract performance period.

Milestone fees are recorded as revenue when the milestone event is achieved.

Amounts reimbursable for costs incurred pursuant to the terms of collaboration agreements are recognized as revenue in the period in which the reimbursable costs are incurred. Such revenues are based on estimates of the reimbursable amount and are subject to verification by the collaborators. Of the $24.2 million recognized as revenue in 2002 pursuant to the cost reimbursement provisions of the Glaxo agreement, $16.7 million has been received from Glaxo as of December 31, 2002. The remaining $7.5 million is related to estimated reimbursable expenses for the fourth quarter of 2002 and all of the cost reimbursement revenue is subject to verification by Glaxo.

Research and Development Expenses—We have entered into contracts with third parties to conduct substantial components of pre-clinical and clinical studies, and to manufacture the product candidates being studied in our trials. We accrue expenses related to such contracts based upon our estimate of the amounts due for work completed under the contracts. Factors considered in preparing such estimates include the number of subjects enrolled in studies compared to the number specified in the contract, quantities produced by the manufacturers compared to total contract quantities, and upon reviews of work progress with our vendors. We estimate that approximately $30.9 million will be payable under these agreements. Of this amount, approximately $15.9 million had been accrued for work estimated to have been completed as of December 31, 2002 and approximately $15.0 million relates to future performance under the agreements.

As we progress in our development and move closer to product approval and commercial operation, we may face additional issues that will require increased levels of management estimation and complex judgment.

Liquidity and Capital Resources

We have experienced negative operating annual cash flows since our inception and we have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as license, milestone and contract revenues. Cash, cash equivalents and short-term investments were approximately $154.0 million at December 31, 2002, and approximately $156.4 million at December 31, 2001, representing 91.5% and 95.3% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including corporate and United States government and agency securities.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into early 2005 based on the level of research and development, marketing and administrative activities necessary to achieve our short-term objectives.

The following is a summary of selected cash flow information for the twelve months ended December 31, 2002 and 2001:

	Twelve Months Ended December 31,
	2002	2001
Net loss	$(60,524,470)	(42,407,230)
Adjustments for non-cash operating items	8,803,506	7,060,472

Net cash operating loss	(51,720,964)	(35,346,758)
Net change in assets and liabilities	49,899,007	3,623,460

Net cash used in operating activities	$(1,821,957)	(31,723,298)

Net cash used in investing activities	$(12,856,529)	(44,488,482)

Net cash provided by financing activities	$1,328,356	58,836,430

Net Cash Used In Operating Activities

Operating Cash Inflows

Our operating cash inflows for 2002 were derived from a non-recurring, non-refundable and non-creditable signing fee of $50.0 million received under the agreement with Glaxo, reimbursements of approximately $16.7 million for costs incurred as provided for in our collaboration with Glaxo, grant and license revenues, and interest income on cash equivalents and short-term investments.

Operating Cash Outflows

Our operating cash outflows for 2002 have continued to be primarily used for research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for alvimopan, and for the compensation of our employees.

Operating Cash Flow Requirements Outlook

Without the benefit of the Glaxo signing fee of $50.0 million, 2002 operating cash outflows would have been $51.8 million. We expect to continue to use cash, cash equivalents and short-term investments to fund operating losses. We expect that our revenue for contract reimbursement under our collaboration agreement with Glaxo will substantially decline in future periods as compared to 2002 as we expect expenses related to the POI program to decrease as we complete our Phase III trials. However, depending on the outcome of our clinical trials and the results of regulatory reviews, these expenditures may increase due to the possible need to perform additional development work. We expect that as Glaxo incurs increasing expenses under our collaboration related to the OBD program in the United States, we will incur substantial expenses relating to our reimbursements owed to Glaxo. We expect that other operating expenses will increase in future periods as a result of manufacturing scale-up efforts and in preparation for potential commercialization of our product candidates. Further, we may in-license or acquire product candidates which will require additional cash outlays.

Contractual Commitments

The following summarizes our operating lease and debt obligations as of December 31, 2002:

	Total	Less than 1 year	1-3 years	4-5 years	Thereafter
Long-Term Debt	$35,556	35,556	—	—	—
Operating Leases	12,527,350	1,496,320	3,739,743	2,430,428	4,860,859

Total	$12,562,906	1,531,876	3,739,743	2,430,428	4,860,859

In December 2002, we entered into a lease agreement for an office and laboratory facility which requires us to expend approximately $3.0 million in leasehold improvements.

Glaxo Collaboration Agreement

Under the terms of the Glaxo agreement, we will partially reimburse Glaxo for third party expenses incurred by them in the development of alvimopan for certain indications in the United States, pursuant to an agreed upon development plan and budget. We also expect to incur certain expenses in the development of alvimopan, pursuant to an agreed upon development plan and budget, for certain other indications in the United States, a portion of which are reimbursable to us by Glaxo. We expect to record these expenses as incurred.

Other Service Agreements

We have entered into various agreements for services with third party vendors, including agreements to conduct clinical trials and to manufacture the products being tested in our trials, for consulting and other contracted services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $30.9 million will be payable under these agreements. Of this amount, approximately $15.9 million had been accrued for work estimated to have been completed as of December 31, 2002 and approximately $15.0 million relates to future performance under these agreements.

License and Research Agreements

With regard to our product, alvimopan, we have commitments to Roberts Laboratories, Inc. (Roberts) and Eli Lilly. In November 1996, Roberts licensed from Eli Lilly certain intellectual property rights relating to alvimopan. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for alvimopan. As of December 31, 2002, we have paid $600,000 to Roberts. We are obligated to pay milestone payments to Roberts and Eli Lilly upon the achievement of certain clinical and regulatory milestones that in the aggregate may total up to $1.9 million. We are also responsible for the costs to develop alvimopan. In addition, if alvimopan receives regulatory approval, we are obligated to pay royalties to Roberts and Eli Lilly on commercial sales of alvimopan. Under the terms of our arrangements, the license to alvimopan expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

In August 2002, we entered into a separate exclusive license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents, related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Eli Lilly $4.0 million upon signing the agreement and are subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, we agreed to pay Eli Lilly a $4.0 million dollar payment upon acceptance by a regulatory authority of the first application for marketing authorization for alvimopan.

With regard to our other product candidates, we have also entered into agreements in which we will be required to make milestone payments as the events occur and royalty payments if and when we have sales.

Net Cash Used In Investing Activities

Our capital expenditures for the years ended December 31, 2002 and 2001, were $1,724,198 and $2,903,817, respectively, and were primarily for the purchase of laboratory equipment, furniture and fixtures, office equipment and leasehold improvements in order to further expand our product research and development capabilities.

Investing Requirements Outlook

In December 2002, we entered into a lease for an office and laboratory facility in which we plan to consolidate all operations. As a result, we are required to expend approximately $3.0 million for leasehold improvements. In addition, we expect to require additional investments in information technology, laboratory and office equipment to support the continued expansion of our research, development, administrative and potential commercialization activities.

Net Cash Used In Financing Activities

During 2002 and 2001, we received $889,476 and $307,336, respectively, from stock option exercises and issuances of restricted common stock. We received additional financing for the payment of insurance premiums of $248,506 and $88,033 in the years ended December 31, 2002 and 2001, respectively. We used $427,769 and $609,086 to repay insurance premium loan obligations during the years ended December 31, 2002 and 2001, respectively. Payments on notes receivable for exercise of stock options was $267,677 and $156,839 for the twelve months ended December 31, 2002 and 2001, respectively. Additionally, interest converted to principal on these notes was $49,534 and $69,339 for the twelve months ended December 31, 2002 and 2001, respectively.

Financing Requirements Outlook

We do not expect to generate positive cash flows from operations for at least the next several years, if at all. We expect to continue to use our cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $154.0 million as of December 31, 2002 will be sufficient to meet our currently estimated operating and investing requirements into early 2005. Prior to exhausting our current cash reserve, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

The extent and timing of proceeds from future exercises of stock options, if any, are primarily dependent upon the market price of our common stock, as well as the exercise prices and expiration dates of the stock options.

Results of Operations

This section should be read in conjunction with the more detailed discussion above under “Liquidity and Capital Resources”.

Years Ended December 31, 2002 and 2001

Contract, Grant, License and Milestone Revenues.    Our contract, grant, license and milestone revenues were $28,409,417 and $1,386,803 for the years ended December 31, 2002 and 2001, respectively. Revenues recognized for the year ended December 31, 2002 consisted of: (a) $24,246,332 for the reimbursement of expenses from Glaxo in connection with a collaboration agreement executed in April 2002; (b) $2,951,394 which represents the amortization of the $50,000,000 signing fee received from Glaxo, which will be expected to be amortized into revenue on a straight-line basis over a twelve year period; (c) $26,316 which represents the amortization of the $500,000 license fee received from Santen on signing an agreement with Santen in April 2000; (d) $735,375 from a portion of the Small Business Innovation Research (SBIR) grants awarded to us by the National Institutes of Health (NIH) in September 2001; (e) a payment of $200,000 from Toray Industries, Inc., and (f) a milestone payment of $250,000 from Santen. Revenues recognized for the year ended December 31, 2001 consisted of: (a) a milestone payment of $500,000 received from an affiliate of GlaxoSmithKline; (b) $24,123 which represents the amortization of a deferred $500,000 license fee received from the same affiliate; (c) $438,596 which was the remaining balance of the deferred license fee received from the same affiliate in July 1999 as a non-refundable up-front payment upon signing the agreement, which was recorded as revenue upon termination of all continuing involvement; (d) a milestone payment of $250,000 from Santen; (e) $26,316 which is a portion of the $500,000 license fee received from Santen on signing that agreement in April 2000; (f) $80,071 from a portion of the SBIR grants awarded by NIH in September 2001 and (g) a patent cost reimbursement from Santen of $67,697. The license fee revenues related to Santen were being recognized over the remaining life of the patents that were licensed in those collaborations.

In connection with the collaboration agreement with Glaxo for the development of products in the United States, we recorded for the year ended December 31, 2002 as contract reimbursement revenue the reimbursement of the excess of the out-of-pocket research and development and marketing expenses that we incurred. The contract reimbursement revenue covered the period from January 1, 2002 to December 31, 2002. The amounts attributable to the year ended December 31, 2002 and the allocation of the amounts between research and development and marketing expenses are as follows:

Contract reimbursement revenue	Twelve months ended December 31, 2002
Research and development	$23,020,871
Marketing	1,225,461

Total	$24,246,332

Of the total contract reimbursement revenue of $24,246,332, $7,502,379 is recorded at December 31, 2002 as an account receivable from Glaxo under the collaboration agreement. Although we expect to collect this receivable, it is subject to review, verification and payment by Glaxo. In 2002, we received $16,743,953 from

Glaxo for reimbursement of shared research and development and marketing expenses through the third quarter of 2002.

Research and Development Expenses.    Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, stock-based compensation and other research expense. Research and development expenses increased to approximately $71.7 million for the year ended December 31, 2002 from approximately $36.0 million for the year ended December 31, 2001. This increase was primarily due to the higher costs of developing our product candidates, particularly alvimopan, as well as higher personnel costs and a license fee payment of $4.0 million to Eli Lilly and Company. In the year ended December 31, 2002, the costs of conducting Phase I and Phase III clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $31.0 million compared to the same period in 2001. The costs of conducting Phase II clinical trials decreased by approximately $2.0 million as we moved into Phase III clinical trials for alvimopan. Personnel costs increased by approximately $2.8 million for the year ended December 31, 2002 compared to the same period in 2001.

Marketing, General and Administrative Expenses.    Our marketing, general and administrative expenses increased to approximately $21.7 million for the year ended December 31, 2002 from approximately $15.2 million for the year ended December 31, 2001, an increase of approximately $6.5 million. The increase was due to approximately $2.5 million of higher payroll expenses of which approximately $0.8 million was a result of payments to be made under separation agreements; an increase in non-cash deferred compensation of approximately $1.6 million primarily related to the acceleration of the vesting of certain stock options under an employment agreement and a separation agreement; an increase of approximately $1.3 million for financial advisory fees associated with the execution of the collaboration agreement we entered into with Glaxo; a decrease of approximately $0.6 million in marketing expenses; an increase in consulting fees of approximately $0.4 million; an increase of approximately $0.8 in corporate legal fees due to costs related to the Glaxo collaboration and negotiations in the lease for the new facility.

Net Interest Income (Expense).    Our interest income decreased to approximately $4.5 million for the year ended December 31, 2002 from approximately $7.5 million for the same period in 2001. Our interest income decreased because of a reduction in investment balance and lower interest rates for the year ended December 31, 2002. Our interest expense represents interest incurred on the financing of insurance premiums.

Net Loss.    Our net loss for the years ended December 31, 2002 and 2001 was approximately $60.5 million and $42.4 million, respectively. The increase in net loss reflects higher costs associated with the expansion of Phase III clinical development for alvimopan, higher costs of clinical trial materials for alvimopan and non-cash charges in connection with the acceleration of the vesting of certain stock options.

Net Loss Outlook

We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2002 aggregated approximately $155.2 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our proposed future products. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis.

We expect contract reimbursement revenues from Glaxo to substantially decline in future periods as compared to 2002 as we expect the costs of the POI development program to decrease and also expect that we will incur substantial expenses in connection with the OBD development program, including payments to Glaxo to reimburse them for our proportionate share of expenses they incur.

Years Ended December 31, 2001 and 2000

Contract, Grant, License and Milestone Revenues.    Our contract, grant, license and milestone revenues were approximately $1.39 million and $43,860 for the years ended December 31, 2001 and 2000 respectively. Revenues recognized for the year ended December 31, 2001 consisted of: (a) a milestone payment of $500,000 from an affiliate of GlaxoSmithKline; (b) $24,123 which represents the amortization of a deferred $500,000 license fee from the same affiliate; (c) $438,596 which was the remaining balance of the deferred license fee received from the same affiliate in July 1999 as a non-refundable up-front payment upon signing the agreement, which was recorded as revenue upon termination of all continuing involvement; (d) a milestone payment of $250,000 from Santen; (e) $26,316 which is a portion of the $500,000 license fee received from Santen on signing an agreement in April 2000; (f) $80,071 from a portion of the SBIR grants awarded by the National Institutes of Health (NIH) in September 2001; and (g) a patent cost reimbursement from Santen of $67,697. Revenue recognized for the year ended December 31, 2000 consisted of (a) $26,316 which represents the amortization of the $500,000 license fee received from an affiliate of GlaxoSmithKline on signing an agreement in July 1999, and (b) $17,544 which is a portion of the deferred $500,000 license fee received from Santen on signing an agreement in April 2000. The license fee revenues related to Santen were being recognized over the remaining life of the patents that were licensed in those collaborations.

Research and Development Expenses.    Our research and development expenses consisted primarily of salaries and other personnel-related expenses, costs of clinical trials, costs to manufacture drug candidates, stock-based compensation, allocated and direct facility expenses and other research expenses. Research and development expenses increased to approximately $36.0 million for the year ended December 31, 2001 from $15.9 million for the year ended December 31, 2000. This increase is primarily due to the increased costs associated with developing our product candidates and additional product candidates being researched as well as higher personnel costs resulting from increased staffing levels. For the year ended December 31, 2001, the costs of conducting Phase I and Phase II clinical trials, the expansion in the Phase III clinical trials and the costs of manufacturing the clinical trial materials for alvimopan increased by approximately $10.7 million compared to the same period in 2000. Laboratory costs increased by approximately $1.4 million compared to the same period in 2000. In addition, we paid license fees of approximately $0.3 million to Arch Development Corporation and the National Institutes of Health in 2001. Database services increased by approximately $0.6 million in the twelve months ended December 31, 2001 compared to the same period in 2000. Personnel costs increased by approximately $4.3 million compared to the same period in 2000. Amortization of deferred stock-based compensation expenses increased by approximately $1.3 million in the year ended December 31, 2001 compared to the same period in 2000. An increase in other expenses, including office rent and office expense of approximately $0.9 million, compared to the same period in 2000 resulted from an increase in office space because of additional personnel.

Marketing, General and Administrative Expenses.    Our marketing, general and administrative expenses increased to approximately $15.2 million for the year ended December 31, 2001 from approximately $7.6 million in the twelve months ended December 31, 2000, an increase of approximately $7.6 million. The increase is primarily due to approximately $1.0 million of higher payroll expenses related to additional personnel, approximately $0.9 million of higher amortization of deferred stock-based compensation expense, approximately $3.5 million of marketing expenses related to alvimopan, approximately $0.4 million of investor and public relations expenses, approximately $0.4 million of corporate legal fees, approximately $0.5 million in consulting fees, and increases of approximately $0.8 million for other expenses including insurance, office rent and office expense.

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

Income Taxes

As of December 31, 2002, we had approximately $41,872,000 of Federal and $42,971,000 of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2009 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation. At December 31, 2002, we also had approximately $2,586,000 of Federal and $1,526,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial position or results of operations. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial position or results of operations. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are highly dependent on achieving success in the clinical testing, regulatory approval and commercialization of our lead product candidate, alvimopan, which may never be approved for commercial use. If we are unable to commercialize alvimopan, our ability to generate revenues will be impaired and our business will be harmed.

We have invested a significant portion of our time and financial resources since our inception in the development of alvimopan, and we anticipate that for the foreseeable future our potential to achieve revenues from product sales will be dependent on its successful clinical testing, regulatory approval in the United States and commercialization. Drug development is a highly uncertain process. We or Glaxo, with whom we are collaborating to develop alvimopan, may suffer significant setbacks in advanced clinical trials of alvimopan, even after achieving potentially promising results in earlier clinical trials. Even if the clinical trials of alvimopan are successful, prior to commercialization of alvimopan in the United States, we will have to submit, and the United States Food and Drug Administration (“FDA”) will have to approve, a New Drug Application (“NDA”) for alvimopan. If our NDA, if any, for alvimopan is not approved by the FDA, or if approval is delayed, our ability to achieve revenues will be impaired and our stock price will be materially and adversely affected. FDA approval is contingent on many factors, including clinical test results and the evaluation of those results.

Our alvimopan postoperative ileus (“POI”) Phase III program consists of four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) are double-blind, placebo-controlled multi-center studies each designed to enroll approximately 450 patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients are randomized into three arms of approximately 150 patients each to receive placebo, 6 mg, or 12 mg doses of alvimopan. The primary endpoint in these three studies is a composite measure of the time to recovery of both the upper and lower gastrointestinal functions as defined by time to tolerability of solid foods and time to first flatus or first bowel movement. We have completed enrollment in study POI 14CL302 and are targeting completion of enrollment in studies POI 14CL308 and POI 14CL313 over the first half of 2003. The results of one or more of these clinical trials may be negative. The results of one or both of the dose comparisons in each study may be negative. Because the studies are intended to be confirmatory and each study involves multiple comparisons (i.e. two doses of alvimopan versus placebo), under statistical techniques, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P < 0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significant level of P < 0.05, the other dose comparison in that study will need to reach a significance level of P < 0.025 to be considered statistically significant. We may not achieve positive statistical results in these studies.

Our fourth POI clinical study in our Phase III program (POI 14CL306) is a double-blind placebo-controlled multi-center study designed to enroll approximately 500 patients scheduled to undergo total abdominal simple hysterectomy and receiving opioids for pain relief. Under this protocol, patients are randomized to receive either alvimopan 12 mg (approximately 400 patients) or placebo (approximately 100 patients). Enrollment in this study has been completed. This study was designed to assess safety and will also assess efficacy in this POI patient population.

The results from these clinical trials are expected to be analyzed over the next several quarters. The results from any one or all of these clinical trials may be negative. Negative results from one or more of these clinical trials will adversely affect our ability to obtain regulatory approval for alvimopan. Adverse safety finding from one or more of these studies will adversely affect our ability to obtain regulatory approval. Even if we conclude that the results from our preclinical studies and clinical trials are positive, the FDA may not agree with us because the FDA may evaluate the results by different methods or conclude that the clinical test results are not clinically meaningful or that there were human errors in the conduct of the clinical trials or otherwise. Clinical trials in our Phase III program use drug product manufactured by two different contract manufacturing facilities, one of which is no longer in business. Our efforts to obtain regulatory approval may be impaired as a result of using material from two different contract manufacturing facilities. To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. To achieve this approval, we will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with extensive regulatory requirements, commonly known as good manufacturing practices (cGMPs). FDA approval for our contract manufacturing facilities to manufacture alvimopan may not be obtained. We will be required to submit extensive preclinical data in our NDA, if any, which satisfies the FDA regulatory requirements. We may fail to meet the FDA’s standards on any one of these or other elements required in an NDA.

Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, if any, there is a risk that the FDA will require additional data and information that we are unable to provide.

We have completed a Phase III clinical trial of alvimopan in patients with opioid-induced bowel dysfunction (OBD) caused by chronic administration of opioids. Under our collaboration agreement with Glaxo, Glaxo has overall responsibility for development of alvimopan for OBD. We are conducting and plan to conduct additional long-term animal toxicity studies to support further development of alvimopan in OBD. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for alvimopan, including its prospects for use in postoperative ileus. Results from this study in OBD are not necessarily indicative of the results that may be reported from the clinical studies in the POI indication. The results of study OBD 13CL304 have not been submitted to, nor reviewed by, any regulatory agency. Additional studies for chronic OBD investigating longer duration of patient exposure and different dosing strategies, as well as preclinical toxicology studies will be required before any NDA could be filed for use of alvimopan in OBD.

Our alvimopan clinical trials are testing whether alvimopan is able to selectively block the effects of narcotic analgesics on the gastrointestinal tract. As combination clinical trials, they are subject to the risk that the use of alvimopan with narcotic analgesics may result in unexpected toxicity, or increase the side effects associated with the individual products to an unacceptable level, or interfere with the efficacy of the narcotic analgesic. In addition, assessing clinical trial results of alvimopan in combination with narcotic analgesics may add to the complexity of interpreting the study results.

Our stock price may be volatile, and your investment in our stock could decline in value. We may become involved in securities class action litigation.

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. The market price for our common stock is highly dependent on the results of our clinical trials, in particular our Phase III program clinical trials of alvimopan in post-operative ileus. Two of these clinical trials have completed accrual and the other clinical trials are expected to complete accrual, and these studies are expected to be analyzed and results announced over the next several quarters. There can be no assurance that accrual will be completed within the expected timeframe or that the results of any of these Phase III clinical trials will be positive. Failure of these results to be positive would adversely impact the market price of our common stock.

The following factors, in addition to the factors described in the alvimopan risk factor above and other risk factors contained in this document, may have a significant impact on the market price of our common stock:

•	developments concerning our collaborations, including our collaboration with Glaxo;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	the general performance of the equity markets and in particular, the biotechnology sector of the equity markets.

In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often extremely expensive and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of December 31, 2002 of approximately $154.0 million will be sufficient to meet our currently estimated operating and investing requirements into early 2005. We have generated operating losses since we began operations in November 1994 and we will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of December 31, 2002, we have incurred a cumulative net loss of approximately $155.2 million. Even if we succeed in developing a commercial product, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We are dependent on our collaborators to perform their obligations under our collaboration agreements. If conflicts arise between our collaborators or advisors and us, they may act in their self-interest.

In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of alvimopan for certain indications. We and Glaxo agreed in the collaboration agreement to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, we and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for the development of acute-care indications, such as postoperative ileus, and Glaxo has overall responsibility for the development of chronic-care indications, such as opioid bowel dysfunction associated with the chronic use of opioids. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. We depend on Glaxo to provide us with substantial assistance and expertise in the development of alvimopan. Any failure of Glaxo to perform its obligations under our agreement could negatively impact our product candidate, alvimopan, and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreement with Glaxo and would delay our achievement, if any, of profitability. In the near term, our success will depend upon the success of our collaboration with Glaxo to further develop alvimopan and if we achieve regulatory approval to commercialize alvimopan.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate, its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. If Glaxo terminates the collaboration agreement, our business will be adversely affected.

We have obtained, and intend to obtain in the future, licensed rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we have entered into, and may in the future enter into, collaborative arrangements, including our arrangement with Glaxo, for the marketing, sales and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties, including Glaxo, will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

Our corporate collaborators, including Glaxo, may determine not to proceed with one or more of our drug discovery and development programs. If one or more of our corporate collaborators reduces or terminates funding, we will have to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

Our quarterly operating results may fluctuate significantly depending on the initiation of new corporate collaboration agreements, the activities under current corporate collaboration agreements or the termination of existing corporate collaboration agreements.

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

Product candidates that appear to be promising at earlier stages of development may not reach the market or be marketed successfully for a number of reasons, including, but not limited to, the following:

•	researchers may find during later preclinical testing or clinical trials that the product candidate is ineffective or has harmful side effects;

•	variability in the number and types of patients available for clinical trials;

•	new information about the mechanisms by which a drug candidate works may adversely affect its development;

•	one or more competing products may be approved for the same or a similar disease condition, raising the hurdles to approval of the product candidate;

•	the product candidate may fail to receive necessary regulatory approval or clearance; or

•	competitors may market equivalent or superior products.

If we are unable to contract with third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements, we may be unable to meet demand for our products and lose potential revenues.

To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. To achieve this approval, we will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with extensive regulatory requirements, commonly known as good manufacturing practices (cGMPs). FDA approval for our contract manufacturing facilities to manufacture alvimopan may not be obtained. We are highly dependent on our current contract manufacturers because we have developed our manufacturing processes and controls with them. It is difficult and expensive to change contract manufacturers for pharmaceutical products, particularly when the products are under regulatory review in an NDA process. Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended and we continue to depend on our collaborators or third parties for the manufacture of compounds for preclinical, clinical and commercial purposes in their manufacturing facilities. These manufacturers are required to adhere to FDA cGMP requirements. Under cGMPs, our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products, the failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of alvimopan. If these third party manufacturers fail to perform in compliance with these regulations, we may be compelled to delay our development efforts. Our products may be in competition with other products for access to facilities of third parties and our collaborators and suitable alternatives may be unavailable. Consequently, our products may be subject to delays in manufacture if collaborators or outside contractors give other products greater priority than our products. For this and other reasons, our collaborators or third parties may not be able to manufacture these products in a cost-effective or timely manner. If the manufacture of these products does not occur in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products, if any are approved, on a timely basis could be impaired or precluded. We may not be able to enter into necessary third-party manufacturing arrangements on acceptable terms, if at all. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if any are approved, on a timely and competitive basis. We do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, stringent enrollment requirements, slow rate of enrollment, size of patient population, competition with other clinical trials for eligible patients, geographical considerations and others. We contract with third parties to conduct our clinical trials including our clinical trials in our Phase III POI program. We are subject to the risk that these third parties fail to perform their obligations properly and in compliance with applicable FDA regulations.

The concept of developing peripherally restricted opioid analgesics and narcotic antagonist drugs is relatively new and may not lead to commercially successful drugs.

Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally restricted opioid analgesic or peripherally acting narcotic antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;

•	cost-effectiveness of our product candidates relative to competing products;

•	the availability of government or third-party payor reimbursement for our product candidates; and

•	the effectiveness of marketing and distribution efforts by us, our collaborators and our licensees and distributors.

Other products that are currently sold for pain management are already recognized as safe and effective and have a history of successful sales in the United States and elsewhere. Our new products in this area, if any, will be competing with drugs that have been approved by the FDA and have demonstrated commercial success in the United States and elsewhere.

Our product candidate alvimopan is under investigation in POI and OBD for use in patients taking opioid analgesics and reduction in the use of opioid analgesics would reduce the potential market for alvimopan

If the use of drugs or techniques which reduce the requirement for mu-opioids increases, the demand for alvimopan would be decreased. Various techniques to reduce the use of opioids are used in an attempt to reduce the impact of opioid side effects. These techniques have variable impact on the incidence of side effects because some opioid effects, such as changes in gastrointestinal function, happen even with a single dose of opioid. Other opioid effects, such as nausea and vomiting, appear to be related to total opioid dose and so opioid sparing techniques may have more impact. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the post-operative period can reduce or eliminate the use of opioids. These catheters are limited to use in certain types of procedures, are contraindicated in patients on blood thinning agents, have a higher requirement for maintenance and generally cannot be continued for more than 3 days, thus limiting their wide adoption. Non-steroidal inflammatory agents may reduce the total opioid requirement but cannot entirely replace the use of opioids in moderate to severe pain and are associated with side effects such as bleeding, decreased bone healing, and adverse renal effects. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics which act at non-mu-opioid receptors to provide pain relief or to enhance opioid analgesia are under development but have not yet demonstrated wide clinical applicability in humans.

If competitors develop and market products that are more effective, have fewer side effects, are less expensive than our product candidates or offer other advantages that will reduce our commercial opportunities.

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

Our competitors include fully integrated pharmaceutical companies and biotechnology companies that currently have substantial research and development efforts and universities and public and private research institutions. In addition, companies pursuing research in different but related fields represent substantial competition. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

•	attract qualified personnel;

•	attract parties for acquisitions, joint ventures or other collaborations; and

•	license proprietary technology that is competitive with our technology.

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

We rely, to a significant extent, on third parties to jointly conduct some research and preclinical testing functions and to manufacture certain of our product candidates. If any of these third parties breaches or terminates their agreement with us or otherwise fails to conduct their activities successfully and in a timely manner, their actions could delay or terminate the preclinical or clinical development or potential commercialization of the affected product candidates or research programs. We cannot control the amount and timing of resources these third parties devote to our programs or product candidates. The failure of any third party to comply with any governmental regulations would substantially harm our development and marketing efforts and delay or prevent regulatory approval of our product candidates. If these third parties fail to perform their obligations properly and in compliance with applicable regulations, we may be compelled to delay our development efforts, and our business could be harmed.

Because we are not certain we will obtain necessary regulatory approvals to market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize any of our products.

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we will obtain regulatory clearance for any product candidate we develop. We cannot market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and the FDA’s extensive regulatory clearance process. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources for research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Since neither the FDA nor international regulatory authorities have approved peripherally restricted opioid analgesics or peripherally restricted narcotic antagonist drugs for marketing, we do not know whether our research and clinical approaches to developing new products for the pain management market will lead to drugs that the FDA will consider safe and effective for indicated uses. Before receiving FDA approval to market a product, we must demonstrate that the product candidate is safe and effective in the patient population that will be treated. Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

If we receive regulatory approval for our product candidates and if we fail to comply with applicable FDA post marketing regulations or other regulatory requirements, we could be subject to criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory actions against our product or us. In addition, the federal Controlled Substances Act imposes significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of controlled substances. Therefore, we must determine whether the DEA would consider any product to be a controlled substance. We believe that it is unlikely that any of our product candidates other than those acting on the central nervous system will be subject to regulation as controlled substances.

We may not obtain FDA approval to conduct clinical trials that are necessary to satisfy regulatory requirements.

Clinical trials are subject to oversight by institutional review boards and the FDA and:

•	must conform with the FDA’s good clinical practice regulations;

•	must meet requirements for institutional review board oversight;

•	must meet requirements for informed consent;

•	are subject to continuing FDA oversight; and

•	may require large numbers of test subjects.

Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug, or IND, application. We, or the FDA, may suspend clinical trials at any time if the subjects participating in the trials are exposed to unacceptable health risks, or if the FDA finds deficiencies in the IND application or the conduct of the trials.

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

If we do not effectively exploit the commercialization rights we have retained, we will not achieve profitability. In our corporate collaborations, we intend to retain various commercialization rights for our pharmaceutical products, including rights for specific pharmaceutical indications or in specified geographical regions. We may take advantage of these currently retained rights directly or through collaborations with others. The value of these rights, if any, will largely derive from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain. The exploitation of retained commercialization rights requires:

•	sufficient capital;

•	significant technological, product development, manufacturing and regulatory expertise and resources; and

•	marketing and sales expertise and resources.

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

We may breach the agreements under which we license commercialization or development rights and may thereby lose license rights that are important. We license rights to products and technology that are relevant to our business, including among others our exclusive worldwide license to alvimopan from Roberts Laboratories, Inc. and our license agreement with Eli Lilly to license intellectual property rights relating to peripherally selective opioid antagonists. We are subject to various obligations with respect to these agreements, including development responsibilities, royalty and other payments and regulatory obligations. If we fail to comply with these requirements or otherwise breach a license agreement or contract, the licensor or other contracting party may have the right to terminate the license or contract in whole or in part or change the exclusive nature of the arrangement. In such event we would not only lose all or part of the benefit of the arrangement but also may be exposed to potential liabilities for breach in the form of damages or other penalties.

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

Others have filed and in the future are likely to file patent applications covering products and technologies that are similar, identical or competitive to ours. Others may have patent applications that may overlap with a patent application that we have in-licensed covering certain receptors. We cannot assure that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, nor that we or our licensor will not be involved in interference proceedings before the United States Patent and Trademark Office.

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that will prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. We are aware of an issued patent that has expired for non-payment of a maintenance fee and that relates to methods of treatment of symptoms associated with the cold and flu. It is possible that the patent could be reinstated and that a claim could be asserted that certain ophthalmic uses of our ADL 2-1294 product candidate infringe this issued patent. If this patent is reinstated and is found to contain claims infringed by the use of our ADL 2-1294 product candidate and such claim is are ultimately found valid and enforceable, we may not be able to obtain a license at a reasonable cost, or at all. Any patent related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources.

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

Others may hold proprietary rights that will prevent our product candidates from being marketed unless we are able to obtain a license to those proprietary rights. We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the prosecution of in-licensed technology, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology. For example, the University of California, San Diego is prosecuting the patent for additional claims regarding the use of ADL 2-1294 for the treatment of inflammatory pain.

If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

We currently have no sales or distribution capability and limited marketing capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain FDA approval, we intend to market some products directly and rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

•	government and health administration authorities;

•	private health insurers; and

•	other third-party payors.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means will limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future and may impede patients’ ability to obtain reimbursement under their insurance for our products. Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products, and our ability to realize royalties from this commercialization.

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

From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

•	assume substantial actual or contingent liabilities; or

•	merge with or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that our stockholders may not deem desirable.

We are not in a position to predict what, if any, collaborations, alliances or transactions may result or how, when or if they will have a material effect on us or the development of our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease commercialization of our products.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our products. We currently carry clinical trial insurance but do not carry product liability insurance. Our corporate collaborators or we may not be able to obtain insurance at a reasonable cost, if at all. If we cannot obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims we may be prevented from commercializing our products. We enter into indemnification agreements where we indemnify third parties such as investigators for certain product liability claims related to our products under investigation. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications.

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

Provisions of our amended and restated certificate of incorporation and restated by laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade debt instruments such as direct obligations of the U.S. Treasury and corporate securities, including commercial paper and corporate debt instruments. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2002 was $117.3 million and the weighted-average interest rate was approximately 2.90% with maturities from one to fifteen months.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith can be found at “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates by reference the information contained under the captions “Election of Directors, Item 1 on Proxy Card”, “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in its Definitive Proxy Statement related to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act).

ITEM 11.	EXECUTIVE COMPENSATION

The Company incorporates by reference the information contained under the caption “Compensation Tables” in its Definitive Proxy Statement related to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company incorporates by reference the information contained under the captions “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Other Forms of Compensation” in its Definitive Proxy Statement related to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates by reference the information contained under the caption “Certain Relationships and Related Transactions” in its Definitive Proxy Statement related to its annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) of the Securities Exchange Act.

ITEM 14.	CONTROLS AND PROCEDURES

Within the ninety days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Exchange Act. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2002, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer determined, as of December 31, 2002, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1. Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1 of this Report.

2. Financial Statement Schedules

None

(b)    Reports on Form 8-K

On October 16, 2002, the Company filed a Current Report on Form 8-K which reported the resignation of the former Senior Vice President of Commercial Operations and Chief Operating Officer of the Company and compensation expenses and non-cash charges to be recorded by the Company in the third quarter of 2002 in connection with agreements between the Company and the former President and Chief Executive Officer of the Company and the former Senior Vice President of Commercial Operations and Chief Operating Officer of the Company.

(c)    Exhibits

Reference is made to the Exhibit Index on page 52 of this Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2003

ADOLOR CORPORATION

By:	/s/ BRUCE A. PEACOCK
Name:	Bruce A. Peacock
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ BRUCE A. PEACOCK Bruce A. Peacock	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2003

/s/ PETER J. SCHIED Peter J. Schied	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 18, 2003

/s/ ELLEN M. FEENEY Ellen M. Feeney	Director	March 18, 2003

/s/ PAUL GODDARD Paul Goddard	Director	March 18, 2003

/s/ DAVID M. MADDEN David M. Madden	Director	March 18, 2003

/s/ CLAUDE H. NASH Claude H. Nash	Director	March 18, 2003

/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 18, 2003

CERTIFICATION

I, Bruce A. Peacock, certify that:

1.	I have reviewed this annual report on Form 10-K of Adolor Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

/s/ BRUCE A. PEACOCK
Bruce A. Peacock President, Chief Executive Officer and Director

CERTIFICATION

I, Peter J. Schied, certify that:

1.	I have reviewed this annual report on Form 10-K of Adolor Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

/s/ PETER J. SCHIED
Peter J. Schied Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Adolor (incorporated by reference to Exhibit 3.1 to the Report on Form 10-Q filed by the Company on August 14, 2001).

3.2	Restated Bylaws of Adolor (incorporated by reference to Exhibit 3.2 to the Report on Form 10-K filed by the Company on April 2, 2001).

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

4.17

Rights Agreement, dated as of February 20, 2001, between Adolor and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on February 23, 2001), which included as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8-A, dated February 22, 2001.

10.1	Amended and Restated 1994 Equity Compensation Plan. 1 4

10.2

Option and License Agreement between Adolor and Roberts Laboratories, Inc., dated June 10, 1998 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement filed by the Company on February 18, 2000). [2]

10.3

License Agreement between Adolor and Kwang Dong Pharmaceutical Company, Ltd., dated November 5, 1997 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement filed by the Company on February 18, 2000). [2]

10.4	Amended and Restated Build to Suit Lease between the Company and 700 Pennsylvania Drive Associates, dated February 27, 2003. [1]

10.5	License Agreement between Adolor Corporation and Eli Lilly and Company, dated August 8, 2000 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on November 1, 2002). [2]

10.6	Amended and Restated Sublease Agreement between Adolor and Environ Products, Inc., dated April 18, 2002. [1]

10.7	Letter Agreement between the Company and John J. Farrar, dated as of April 3, 2002 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on April 25, 2002). [4]

10.8	Letter Agreement between the Company and John J. Farrar, effective September 30, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on September 30, 2002). [4]

10.9

Letter Agreement between Adolor and Peter J. Schied dated April 23, 1997 (incorporated by reference to Exhibit 10.9 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000). [4]

10.10

Letter Agreement between Adolor and Andrew Reddick dated March 27, 2000 (incorporated by reference to Exhibit 10.10 to Amendment No. 8 to the Registration Statement filed by the Company on October 23, 2000). [4]

Exhibit Number	Description

10.11	Letter Agreement between the Company and Andrew D. Reddick, dated October 11, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 16, 2002). [4]

10.12	Adolor Corporation Executive Severance Pay Program (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on November 1, 2002). [4]

10.13	Letter Agreement between the Company and Bruce A. Peacock, dated April 22, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 25, 2002). [4]

10.14	Letter Agreement between the Company and Martha E. Manning, dated June 30, 2002 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on August 13, 2002). [4]

10.15	Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002. 1 4

10.16	Letter Agreement between the Company and David Jackson, dated January 10, 2001. 1 4

10.17

Collaboration Agreement dated as of April 14, 2002, by and between the Company and Glaxo Group Limited (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on February 19, 2003). [3]

10.18	Agreement by and between the Company and Toray Industries, Inc., dated March 5, 2002 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on May 15, 2002). [2]

10.19	Option Agreement between the Company and Bruce A. Peacock, dated as of April 22, 2002. 1 4

10.20	Option Agreement between the Company and Bruce A. Peacock, dated as of April 22, 2002. 1 4

10.21	Agreement dated April 22, 2002 between the Company and Bruce A. Peacock. 1 4

23.1	Consent of KPMG LLP. [1]

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.
[2]	Confidential treatment granted.
[3]	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
[4]	Compensation plan or arrangement in which directors and executive officers are eligible to participate.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements, and the related Notes thereto, of Adolor Corporation and subsidiary and the Report of Independent Auditors are filed as a part of this annual report on Form 10-K.

Page
Independent Auditors’ Report	F-2
Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000, and for the period from August 9, 1993 (inception) to December 31, 2002	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000, and for the period from August 9, 1993 (inception) to December 31, 2002	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the period from August 9, 1993 (inception) to December 31, 1999, and for the years ended December 31, 2000, 2001 and 2002	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000, and for the period from August 9, 1993 (inception) to December 31, 2002	F-8
Notes to Consolidated Financial Statements	F-9

Independent Auditors’ Report

The Board of Directors and Stockholders

Adolor Corporation:

We have audited the accompanying consolidated balance sheets of Adolor Corporation (a development-stage company) and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002 and for the period from August 9, 1993 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adolor Corporation (a development-stage company) and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, and for the period from August 9, 1993 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 14, 2003

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
Assets

Current assets:
Cash and cash equivalents	$36,667,369	50,017,499
Short-term investments (Note 3)	117,317,240	106,426,917
Accounts receivable from collaboration agreement (Note 4)	7,502,379	—
Prepaid expenses and other current assets	3,061,170	4,234,509

Total current assets	164,548,158	160,678,925
Equipment and leasehold improvements, net (Note 5)	3,546,558	3,420,576
Other assets	176,565	82,035

Total assets	$168,271,281	$164,181,536

Liabilities and Stockholders’ Equity

Current liabilities:
Notes payable (Note 6)	$35,556	214,819
Accounts payable	1,570,209	2,294,545
Accrued expenses (Note 7)	18,459,369	8,434,747
Deferred licensing fees—current (Note 4)	4,192,980	26,316

Total current liabilities	24,258,114	10,970,427
Deferred licensing fees – non-current (Note 4)	43,285,451	429,824

Total liabilities	67,543,565	11,400,251

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.0001 per share; 99,000,000 shares authorized; 31,494,237 and 31,104,304 shares issued and outstanding at December 31, 2002 and 2001, respectively (Note 9)	3,149	3,110
Additional paid-in capital	259,854,489	259,043,017
Notes receivable for stock options	(593,034)	(818,046)
Deferred compensation	(3,707,038)	(11,527,697)
Unrealized gains on available for sale securities	343,947	730,228
Deficit accumulated during the development stage	(155,173,797)	(94,649,327)

Total stockholders’ equity	100,727,716	152,781,285

Total liabilities and stockholders’ equity	$168,271,281	164,181,536

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000, and for the period from

August 9, 1993 (inception) to December 31, 2002

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2002
	2002	2001	2000
Contract, grant, license and milestone revenues (Note 4)	$28,409,417	1,386,803	43,860	30,001,028

Operating expenses incurred during the development stage:
Research and development	71,705,449	36,005,044	15,884,100	147,672,535
Marketing, general and administrative	21,693,270	15,229,041	7,626,455	53,156,249

Total operating expenses	93,398,719	51,234,085	23,510,555	200,828,784

Other income (expense):
Interest income	4,484,040	7,480,587	2,282,907	15,956,113
Interest expense	(19,208)	(40,535)	(54,620)	(302,154)

	4,464,832	7,440,052	2,228,287	15,653,959

Net loss	(60,524,470)	(42,407,230)	(21,238,408)	(155,173,797)
Undeclared dividends and accretion of offering costs attributable to mandatorily redeemable convertible preferred stock	—	—	4,102,796	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	48,905,779	48,905,779

Net loss allocable to common stockholders	$(60,524,470)	(42,407,230)	(74,246,983)	(214,625,890)

Basic and diluted net loss per share allocable to common stockholders (Note 2)	$(1.94)	(1.42)	(13.99)

Shares used in computing basic and diluted net loss per share allocable to common stockholders (Note 2)	31,252,004	29,801,136	5,307,375

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31, 2002, 2001 and 2000,

and the period August 9, 1993 (inception) to December 31, 2002

	Years ended December 31,			Period from August 9, 1993 (inception) to December 31, 2002
	2002	2001	2000
Net loss	$(60,524,470)	(42,407,230)	(21,238,408)	(155,173,797)

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(386,281)	604,647	125,581	343,947
Realized gain on available for sale securities	—	(119,862)	—	(119,862)

Comprehensive loss	$(60,910,751)	(41,922,445)	(21,112,827)	(154,949,712)

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from August 9, 1993 (inception) to December 31, 1999, for the years ended

December 31, 2000, 2001, and 2002

	Common stock		Additional paid-in capital	Notes receivable	Deferred compensation	Unrealized gain on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of shares	Amount
Inception, August 9, 1993	—	$—	—	—	—	—	—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	—	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	—	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	—	6,250
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	—	60,000
Exercise of stock options	336,031	34	68,385	—	—	—	—	68,419
Deferred compensation resulting from grant of stock options	—	—	3,297,204	—	(3,297,204)	—	—	—
Amortization of deferred compensation	—	—	—	—	1,259,727	—	—	1,259,727
Net loss	—	—	—	—	—	—	(31,003,689)	(31,003,689)

Balance, December 31, 1999	1,055,012	106	3,530,018	—	(2,116,644)	—	(31,003,689)	(29,590,209)
Notes issued to employees for stock options exercised	—	—	—	(1,056,488)	—	—	—	(1,056,488)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	—	(281,794)
Exercise of stock options	1,171,419	116	1,393,123	—	—	—	—	1,393,239
Unrealized gain on investments	—	—	—	—	—	125,581	—	125,581
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,375,779	—	—	—	—	95,376,469
Deferred compensation resulting from grant of stock options	—	—	19,936,828	—	(19,936,828)	—	—	—
Amortization of deferred compensation	—	—	—	—	3,927,511	—	—	3,927,511
Net loss	—	—	—	—	—	—	(21,238,408)	(21,238,408)

Balance, December 31, 2000	27,944,852	2,794	200,335,775	(1,056,488)	(18,125,961)	125,581	(52,242,097)	129,039,604

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—Continued

For the period from August 9, 1993 (inception) to December 31, 1999, for the years ended

December 31, 2000, 2001 and 2002

	Common stock		Additional paid-in capital	Notes receivable	Deferred compensation	Unrealized gain on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of shares	Amount
Payments on notes granted to employees for stock options	—	$—	—	156,839	—	—	—	$156,839
Interest receivable converted to principal on employee notes	—	—	—	(69,339)	—	—	—	(69,339)
Forfeiture of stock options	(67,303)	(7)	(1,124,660)	150,942	973,725	—	—	—
Exercise of stock options	226,755	23	307,313	—	—	—	—	307,336
Unrealized gain on investments	—	—	—	—	—	604,647	—	604,647
Net proceeds from issuance of newly registered shares of common stock	3,000,000	300	58,962,347	—	—	—	—	58,962,647
Deferred compensation resulting from grant of stock options	—	—	562,242	—	(562,242)	—	—	—
Amortization of deferred compensation	—	—	—	—	6,186,781	—	—	6,186,781
Net loss	—	—	—	—	—	—	(42,407,230)	(42,407,230)

Balance, December 31, 2001	31,104,304	3,110	259,043,017	(818,046)	(11,527,697)	730,228	(94,649,327)	152,781,285
Payments on notes granted to employees for stock options	—	—	—	267,677	—	—	—	267,677
Interest receivable converted to principal on employee notes	—	—	—	(49,534)	—	—	—	(49,534)
Forfeiture of stock and stock options	(2,943)	—	(739,447)	6,869	732,578	—	—	—
Reduction of estimated offering costs	—	—	400,000	—	—	—	—	400,000
Exercise of stock options	385,526	39	889,437	—	—	—	—	889,476
Issuance of common stock for bonus awards and under an employment agreement	7,350	—	320,307	—	(2,172)	—	—	318,135
Unrealized loss on investments	—	—	—	—	—	(386,281)	—	(386,281)
Deferred compensation resulting from grant of stock options adjustment	—	—	(30,270)	—	30,270	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(28,555)	—	2,884,232	—	—	2,855,677
Amortization of deferred Compensation	—	—	—	—	4,175,751	—	—	4,175,751
Net loss	—	—	—	—	—	—	(60,524,470)	(60,524,470)

Balance, December 31, 2002	31,494,237	$3,149	259,854,489	(593,034)	(3,707,038)	343,947	(155,173,797)	$100,727,716

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000, and for the period from

August 9, 1993 (inception) to December 31, 2002

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2002
	2002	2001	2000
Net cash flows from operating activities:
Net loss	$(60,524,470)	(42,407,230)	(21,238,408)	(155,173,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	7,031,428	6,186,781	3,927,511	18,405,447
Non-cash warrant value	—	—	—	60,000
Depreciation and amortization expense	1,395,582	873,691	375,871	3,360,258
Non-cash benefit from the trade of equipment	120,000	—	—	120,000
Gain on the sale of equipment	(61,639)	—	—	(61,639)
Issuance of common stock for technology license agreements	—	—	—	6,250
Issuance of common stock for employee compensation	318,135	—	—	318,135
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	(7,502,379)	—	—	(7,502,379)
Prepaid expenses and other current assets	1,173,339	(1,731,261)	(2,312,355)	(3,061,170)
Other assets	(94,530)	3,972	(47,709)	(176,565)
Accounts payable	(724,336)	597,570	1,132,233	1,570,209
Accrued expenses	10,024,622	5,242,214	1,463,414	18,459,369
Deferred licensing fees	47,022,291	(489,035)	456,140	47,478,431

Net cash used in operating activities	(1,821,957)	(31,723,298)	(16,243,303)	(76,197,451)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,724,198)	(2,903,817)	(1,000,816)	(7,096,110)
Proceeds from the sale of equipment	144,273	—	—	144,273
Purchases of short-term investments	(101,681,763)	(115,569,886)	(73,806,621)	(313,593,557)
Maturities of short-term investments	90,405,159	73,985,221	11,486,128	196,620,264

Net cash used in investing activities	(12,856,529)	(44,488,482)	(63,321,309)	(123,925,130)

Net cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	47,101,909	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock Subscription	—	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	889,476	307,336	336,750	1,607,726
Proceeds from notes payable—related parties	—	—	—	1,000,000
Proceeds from notes payable	248,506	88,033	957,126	1,738,650
Payment of notes payable	(427,769)	(609,086)	(286,957)	(1,703,094)
Proceeds received on notes receivable	267,677	156,839	—	424,516
Interest receivable converted to principal on notes	(49,534)	(69,339)	—	(118,873)
Net proceeds from issuance of common stock	400,000	58,962,647	95,376,469	154,739,116

Net cash provided by financing activities	1,328,356	58,836,430	143,485,297	236,789,950

Net increase (decrease) in cash and cash equivalents	(13,350,130)	(17,375,350)	63,920,685	36,667,369
Cash and cash equivalents at beginning of year	50,017,499	67,392,849	3,472,164	—

Cash and cash equivalents at end of year	$36,667,369	50,017,499	67,392,849	36,667,369

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,208	40,535	54,620	212,279

Supplemental disclosure of non-cash financing activities:
Unrealized gains (losses) on available for sale securities	$(386,281)	604,647	125,581	343,947
Deferred compensation from issuance of common stock, restricted common stock and common stock options	118,326	562,242	19,936,828	23,993,767
Issuance of common stock for technology license agreements or for services	—	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company discovers, develops and plans to commercialize proprietary pharmaceutical products for the treatment of pain and the side effects that are caused by current pain treatments. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited (“Glaxo”), an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of its most advanced product candidate, alvimopan, for certain indications.

The Company has not generated any product sales revenues and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through December 31, 2002 aggregated approximately $155.2 million, and the Company expects to continue to incur substantial losses in future periods. A significant portion of our revenue for 2002 was from reimbursement of expenses from Glaxo under our collaboration agreement and we expect such revenues to be substantially reduced in future periods as we expect the related reimbursable expenses to decrease. The Company’s future operations are heavily dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its proposed future products. There is no assurance that the Company will ever generate product sales or that profitable operations, if achieved, could be sustained on a continuing basis.

Excluding a non-refundable signing fee of $50.0 million in connection with the collaboration agreement the Company entered into with Glaxo, the Company reported an operating cash outflow of $51.8 million for the twelve months ended December 31, 2002. The Company does not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash and short term investments, the Company will need to raise additional funds to finance our operating activities. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

2.    BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are held in investment-grade obligations of the United States Treasury, corporate securities and commercial paper. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Short-term Investments

The Company’s entire portfolio of short-term investments is currently classified as available for sale and is stated at fair value as determined by quoted market values. All short-term investments, including securities with maturities in excess of one year, are classified as current, as management can sell these at any time at their option. Changes in the net unrealized holding gains and losses are included as a separate component of

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

stockholders’ equity and comprehensive loss. For purposes of determining gross realized gains and losses, the cost of short-term investments sold is based upon specific identification.

Concentration of Credit Risk

The Company invests its excess cash in accordance with a policy objective that seeks to ensure both liquidity and safety of principal. The policy limits investments to certain types of commercial institutions with strong investment grade credit ratings and instruments issued by the U.S. government and places restrictions on maturity terms and concentrations by type and issuer.

Equipment and Leasehold Improvements

Equipment (consisting of computer, office and laboratory equipment, and furniture and fixtures) and leasehold improvements are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets or lease term, whichever is shorter, generally three to seven years. Expenditures for repairs and maintenance are expensed as incurred.

Revenue Recognition

We defer upfront non-refundable fees received under collaboration agreements in which we have continuing involvement. We recognize such deferred amounts as revenue ratably over the estimated contract performance period. Such revenue recognition would be accelerated in the event of contract termination prior to completion of the expected performance period. Milestone fees are recorded as revenue when the milestone event is achieved. Amounts reimbursable for costs incurred pursuant to the terms of collaboration agreements are recorded as revenue in the period in which the reimbursable cost is incurred. Such revenues are estimated based on estimates of the reimbursable amount and are subject to verification by the collaborators.

Research and Development Expenses

Research and product development costs are expensed as incurred. Costs incurred under research agreements with third parties are expensed as incurred and in accordance with the specific contractual performance terms of such research agreements. Research and development costs include, among other costs, salaries and other personnel-related costs, costs to conduct clinical trials, costs to manufacture drug candidates and clinical supplies, stock-based compensation and allocated and direct facility costs.

Accounting for Income Taxes

Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

Stock-Based Compensation

The Company accounts for stock option issuances to employees and members of the Board of Directors in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

interpretations. The Company does not record compensation expense on options granted to employees with exercise prices equal to fair market value at date of grant. Deferred compensation is recorded only to the extent that the current estimated fair value of the underlying stock exceeds the exercise price of the options on the date of grant. Such deferred compensation is amortized on a straight-line basis over the respective vesting periods of such option grants. The Company has adopted the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” which allows entities to continue to apply the provisions of APB No. 25 for financial reporting purposes and provide pro forma net loss and pro forma net loss per share footnote disclosures for employee stock option grants. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair-value basis.

Had the Company determined compensation cost for options granted during the years ended December 31, 2002, 2001 and 2000 based on the fair value method, at the grant date under SFAS No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(60,524,470)	(42,407,230)	(74,246,983)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7,031,428	6,186,781	3,927,511
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(9,031,775)	(7,029,598)	(4,216,644)

Pro forma net loss	$(62,524,817)	(43,250,047)	(74,536,116)

Loss per share:
Basic and diluted—as reported	$(1.94)	(1.42)	(13.99)
Basic and diluted– pro forma	$(2.00)	(1.45)	(14.04)

Segment Information

The Company is managed and operated as one business. The Company is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments.

Net Loss per Share

Net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss allocable to common stockholders is calculated as the net loss plus preferred dividends accrued for the respective period, whether or not declared plus the beneficial conversion feature on mandatorily redeemable convertible preferred stock. In computing the basic and diluted net loss per share allocable to common stockholders the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. The estimates we make are in the areas of contract revenue recognition and research and development expense accrual. Actual results could differ materially from those estimates.

3.    SHORT-TERM INVESTMENTS

Short-term investments consist of investment-grade fixed income securities with original maturities of greater than three months including U.S. Treasury obligations, corporate securities and commercial paper. At December 31, 2002 and 2001, all of the short-term investments were carried as “available for sale” investments.

The following summarizes the “available for sale” investments at December 31, 2002 and 2001:

	Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
Corporate Bonds	$112,953,120	381,409	45,119	$113,289,410
US Government obligations & agencies	4,020,173	7,657	—	4,027,830

December 31, 2002	$116,973,293	$389,066	$45,119	$117,317,240

Corporate Bonds	$81,610,488	740,458	7,485	$82,343,461
US Government obligations & agencies	23,588,892	27,972	32,043	23,584,821
Commercial paper	497,309	1,326	—	498,635

December 31, 2001	$105,696,689	$769,756	$39,528	$106,426,917

At December 31, 2002, maturities of investments were as follows:

	Cost	Gross Unrealized gains	Gross Unrealized losses	Fair value
Less than 1 year	$92,039,795	$264,413	$45,119	$92,259,089
Due in 1-5 years	24,933,498	124,653	—	25,058,151

December 31, 2002	$116,973,293	$389,066	$45,119	$117,317,240

4.    CONTRACT, GRANT, LICENSE AND MILESTONE REVENUES

The following summarizes revenues for the year ended December 31, 2002, 2001 and 2000:

	December 31,
	2002	2001	2000
Collaborative agreement cost reimbursement	$24,246,332	—	—
Amortization of up-front license fees	2,977,710	556,732	43,860
Grant revenue	735,375	80,071	—
License and milestone payments	450,000	750,000	—

Total revenue	$28,409,417	1,386,803	43,860

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited for the exclusive worldwide development and commercialization of alvimopan for certain indications. The Company and Glaxo have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002 and the Company may receive milestone payments of up to $220.0 million over the term of the agreement, upon the successful achievement, if any, of certain clinical and regulatory objectives. As a result of the application of Staff Accounting Bulletin (SAB) 101, the $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period. The milestone payments relate to substantive achievements in the development lifecycle and will be recognized as revenue if and when the milestones are achieved.

In the United States, the Company and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. The Company has the overall responsibility for development activities for acute-care indications, such as postoperative ileus, and Glaxo has overall responsibility for development activities for chronic-care indications, such as opioid bowel dysfunction associated with the chronic use of opioids. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and the Company will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement, as well as to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications.

Under the terms of the collaboration agreement with Glaxo for collaboration products being developed in the United States, out-of-pocket costs and expenses from third parties for research and development and marketing activities incurred by each company will be combined on an indication by indication basis. We are primarily responsible for the completion of the POI development program and we receive reimbursement from Glaxo at a defined percentage of out-of-pocket costs and expenses from third parties subject to adjustment and netting, if any. Such contract reimbursement amounts paid to us will be recorded gross on our consolidated statements of operations pursuant to Emerging Issues Task Force (EITF) No. 99-19 and 01-14 as contract reimbursement revenue. In addition, Glaxo is primarily responsible for the completion of the OBD development program and will receive reimbursement from us at a defined percentage of out-of-pocket costs and expenses from third parties subject to adjustment and netting, if any. Any amounts owed to Glaxo by the Company will be recorded as research and development expense or marketing expense, as the case may be, on the Company’s consolidated statements of operations. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement was retroactive to January 1, 2002. The Company recorded collaborative agreement cost reimbursement revenue of $8,827,535 in the second quarter, which reflects reimbursement revenues of $3,427,102 and $5,400,433 related to the first and second quarters of 2002, respectively, $7,916,418 in the third quarter of 2002, and $7,502,379 in the fourth quarter of 2002, which is included as an account receivable from Glaxo under the collaboration agreement.

In September 2001, the National Institutes of Health awarded the Company three Small Business Innovation Research (SBIR) grants to fund research into novel compounds for pain relief. These grants have been completed and the Company has not applied for renewal of these grants or any new SBIR grants.

In July 1999, the Company entered into a license agreement with an affiliate of GlaxoSmithKline, SB Pharmco (SB), granting SB an exclusive license to ADL 2-1294 for certain indications in all countries in the world other than North and South Korea. Upon signing the agreement, the Company received a non-refundable

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

licensing fee of $500,000. This licensing fee had been deferred and was being recognized over the remaining life of the patents. In December 2001, SB discontinued this license agreement. Upon termination of this agreement, the remaining balance of $438,596 of deferred revenue was recognized as revenue based on the fact that the balance was non-refundable and there would be no further continuing involvement.

SB also made an equity investment in the Company. The proceeds received from the licensing fee and the equity investment have been allocated to their related financial statement components based upon the amounts specified in the separate agreements which represent management’s estimate of the fair value of such components. The rights to this license agreement reverted back to the Company upon termination.

In April 2000, the Company entered into a license agreement with Santen Pharmaceutical Co., Ltd. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South Korea and North Korea. A $500,000 non-refundable payment has been paid to the Company upon execution of the agreement. Such amount was recorded as deferred revenue and is being recognized over the remaining patent life. In February 2003 the Santen agreement was terminated.

In November 1997, the Company entered into a license agreement with Kwang Dong which granted them the rights in South Korea and North Korea to develop and market ADL 2-1294, one of the Company’s compounds, for certain indications. To date, the Company has not transferred sufficient technology under the license agreement to allow commercialization of ADL 2-1294 in South Korea and North Korea. As a result, the Company does not anticipate material revenues under the license agreement in the foreseeable future. Kwang Dong also made an equity investment in the Company.

5.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 31,
	2002	2001
Laboratory, computer and office equipment	$5,783,897	4,588,300
Furniture, fixtures and leasehold improvements	1,033,157	783,612

	6,817,054	5,371,912
Less accumulated depreciation and amortization	3,270,496	1,951,336

	$3,546,558	3,420,576

6.    NOTES PAYABLE

In November 2002, the Company entered into a loan agreement to finance the Company’s insurance premiums. The balance on this loan as of December 31, 2002, is $35,556, payments are due monthly through July 2003, and the loan bears interest at 6.1%. In December 2000, the Company entered into a loan agreement to finance the Company’s insurance premiums. The balance as of December 31, 2001 was $214,819 and was paid in May 2002 at an interest rate of 6.7%

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2002	2001
Clinical trial costs	$8,882,441	2,249,706
Manufacturing costs	4,300,964	2,623,960
Consulting and other contracted costs	2,743,524	3,163,547
Professional fees	790,907	230,294
Payroll and related costs	1,741,533	167,240

	$18,459,369	8,434,747

8.    MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

From November 1994 (commencement of operations) through the Company’s initial public offering in November 2000, the Company financed operations primarily from net proceeds of approximately $79.1 million from the sale of mandatorily redeemable convertible preferred stock.

The preferred stockholders were entitled to a liquidation preference over all other types of capital stock. Each series of preferred shares were entitled to a specified amount of cumulative accrued and unpaid dividends ranging from $0.02 to $0.12 per share, whether or not declared. Such cumulative dividends for the preferred shares outstanding as of the date of the initial public offering was approximately $10,264,520.

Each share of outstanding mandatorily redeemable convertible preferred stock was converted into common stock at a conversion ratio of 5-for-1 upon the consummation of the initial public offering in November 2000. Additionally, with the closing of the initial public offering, all dividends ceased to accrue and were no longer payable.

9.    COMMON STOCK AND COMMON STOCK OPTIONS

On May 20, 2001, the Company sold 3 million shares of newly issued common stock of the Company to certain institutional investors for $20.00 per share. The proceeds were $58,962,347, net of estimated offering costs.

The Company sold 6 million shares of its common stock on November 14, 2000 in a public offering. Upon the exercise of the underwriter’s over-allotment option, the Company sold an additional 900,000 shares of common stock. The price to the public of the 6.9 million shares of common stock sold was $15.00 per share. The proceeds were $95,376,000, net of expenses.

On September 13, 2000, the Board of Directors approved a reverse stock split of its common stock on a 1-for-5 basis, changed the number of authorized shares of common stock to 99,000,000 and authorized 1,000,000 shares of undesignated preferred stock, which action became effective on March 22, 2001. All common stock, option, and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Shareholder Rights Plan

The Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) in February 2001. Under the Plan, preferred stock purchase rights (each, a “Right”) were distributed as a dividend at the rate of one Right for each share of Common Stock outstanding as of the close of business on February 20, 2001 and automatically attach to shares issued thereafter. Each Right entitles the holder to purchase one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $155.00 (the Exercise Price) per Right. In general, the Rights will be exercisable if a person or group (Acquiring Person) becomes the beneficial owner of 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the common stock of the Company. When the Rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive upon exercise Common Stock having a value equal to two times the Exercise Price of the Right. The Board of Directors will in general be entitled to redeem the Rights for $.0001 per Right at any time prior to the occurrence of the stock acquisition events described above. If not redeemed, the Rights will expire on February 19, 2011.

Standstill Arrangement

The Glaxo collaboration agreement generally provides that during its term, Glaxo will not, directly or indirectly, alone or in concert with others, (i) acquire, or agree to acquire any shares of the Company’s common stock or any securities exercisable for or convertible into the Company’s common stock, (ii) make, or in any way participate in, any solicitation of proxies to vote the Company’s common stock or (iii) acquire or agree to acquire any of the Company’s tangible or intangible assets not offered for sale by the Company. However, Glaxo may under certain circumstances acquire equity securities of the Company set forth in the agreement including following the initiation by a third party of an unsolicited tender offer to purchase the Company or in connection with stock splits or recapitalizations or on exercise of pre-emptive rights afforded to the Company’s stockholders generally.

Stock Options

The Company granted 1,748,635 common stock options in 2000 at exercise prices ranging from $2.25 to $3.50 per share for which deferred compensation, based on a fair value of $14.40 per share on the grant date, amounting to $20.4 million was recorded and which will be amortized to compensation expense over the respective vesting periods of the options. Compensation expense, during the year ended December 31, 2002, relating to these option grants was approximately $6.1 million, of which approximately $2.9 million was in connection with the acceleration of the vesting of certain stock options under an employment agreement and separation agreements. Future compensation expense relating to such option grants is expected to be approximately $2.7 million for the year ending December 31, 2003 and $1.0 million for the year ending December 31, 2004. The expense amortization of this deferred compensation may change subject to termination or acceleration of vesting of the related stock options.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

During March 2000, certain officers and employees exercised options to purchase 472,067 shares of common stock and delivered promissory notes to the Company in the aggregate amount of approximately $1,062,200 as consideration for the exercise price. The underlying shares of theses exercised options are scheduled to vest monthly over four years, during which time the Company has the right to repurchase any unvested shares. The promissory notes are full recourse and are secured by shares of the Company’s common stock. The promissory notes accrue interest at an annual rate of 6.80% and are payable in March 2007. As the makers of the promissory notes sell the shares of the Company’s common stock that secure the notes, the makers are required to repay the principal amounts due under the notes secured by the sold shares. As of December 31, 2002 notes receivable were $593,034 and 87,460 shares were subject to repurchase at the purchase price paid by the employee. Such amounts are reflected as a reduction of stockholders’ equity.

The Company’s 1994 Amended and Restated Equity Compensation Plan, as amended (the 1994 Plan) allows the granting of incentive and nonqualified stock options to employees, directors, consultants and contractors to purchase an aggregate of 5,350,000 shares of the Company’s common stock. The options are exercisable generally for a period of seven to ten years from the date of grant and vest over terms ranging from immediately to four years.

A summary of activity under the 1994 Plan from January 1, 2000 to December 31, 2002, is as follows:

	Number of options	Exercise Price per share
Balance, January 1, 2000	1,152,712	$.126-1.50
Granted	1,748,635	2.25-3.50
Exercised	(1,171,419)	.13-3.50
Cancelled	(46,745)	.21-2.25

Balance, December 31, 2000	1,683,183
Granted	556,782	11.32-27.99
Exercised	(226,755)	.125-19.50
Cancelled	(86,989)	.21-21.81

Balance, December 31, 2001	1,926,221
Granted	1,059,754	9.85-17.325
Exercised	(385,526)	.21-16.11
Cancelled	(207,060)	.125-21.30

Balance, December 31, 2002	2,393,389

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At December 31, 2002, the 1994 plan had the following options outstanding and exercisable by price range, as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining option life	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)
$0.00—1.49	256,105	4.6	$0.37	250,016	$0.37
$1.50—2.24	10,381	6.9	1.50	9,813	1.50
$2.25—3.29	158,219	6.9	2.52	104,296	2.50
$3.30—4.94	454,822	7.2	3.50	264,966	3.50
$4.95—11.14	135,250	9.5	10.10	15,585	10.08
$11.15—16.72	999,816	9.1	15.05	198,175	15.07
$16.73—25.09	366,296	8.0	20.38	249,720	20.80
$25.10—27.99	12,500	8.4	27.99	4,686	27.99

	2,393,389		$11.00	1,097,257	$8.90

The Company applies APB No. 25 in accounting for its stock option plan. During the year ended December 31, 2000, certain employees of the Company were granted options to acquire 1,657,035 shares of the Company’s common stock. The aggregate difference of $18,702,976 between the fair value of $14.40 per share, as determined by the Board of Directors, prior to the Company’s initial public offering and the respective exercise prices at the grant dates has been recorded as deferred compensation which is being amortized on a straight-line basis to expense over the vesting period of the options.

In April 1995 and December 1995, the Company issued 17,500 shares and 32,500 shares of common stock to a research institution and a researcher, respectively, as compensation for certain technology license agreements. Research and development expense of $6,250 was recognized in 1995 related to the issuance of these shares.

In 2000 and 2001, the Company issued 91,600, and 20,000 stock options, respectively, to non-employees. Such options vest over future service periods. The Company recorded deferred compensation of $1,233,852 and $562,242 in 2000 and 2001, respectively, based on the fair value as determined using a Black-Scholes pricing model. Such deferred compensation is being amortized to expense over the vesting period. The amount of amortization for the 2000 stock grants to non-employees is subject to change each reporting period based upon changes in the fair value of the Company’s common stock, estimated volatility and the risk free interest rate until the non-employee completes his or her performance under the option agreement.

Before November 13, 2000, all options were granted with exercise prices less than the fair value of the Company’s common stock. The per share weighted-average minimum value of the stock options granted to employees during 1999 and 2000 was $4.34 and $5.02 per share, respectively, on the date of grant. The per share weighted-average fair value of stock options granted to non-employees during 2000 was $13.47 per share on the date of grant. Such values were determined using the minimum value method for employees and a Black-Scholes option-pricing model for non-employees with the following weighted average assumptions: expected dividend yield 0%; risk free interest rate of 6.5% for 2000; volatility of 0% for employees and 60% for non-employees; an expected option life of 4 years for employees and 10 years for non-employees. There were no stock option grants in 2000 after the Company’s initial public offering.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The weighted average fair value of the options granted during 2000, 2001 and 2002, is estimated at $12.50, $10.17 and $6.07 per share, respectively, using Black-Scholes option pricing model with the following assumptions: dividend yield of zero; volatility of 60 percent, 48 percent and 47 percent, respectively; weighted average risk-free interest rate of 6.5 percent, between 3.73 and 5.01 percent and 2.67 and 4.76 percent, respectively; and an expected life of 10.0, 6.0 and 4.0 years, respectively.

10.    LICENSE AND RESEARCH AGREEMENTS

In November 1996 Roberts Laboratories Inc. (Roberts) licensed from Eli Lilly certain intellectual property rights rlating to alvimopan. In June 1998, the Company entered into an Option and License Agreement with Roberts under which the Company licensed from Roberts the rights Roberts had licensed from Eli Lilly for alvimopan. As of December 31, 2002, the Company has paid $600,000 to Roberts. The Company is obligated to pay milestone payments to Roberts and Eli Lilly upon the achievement of certain clinical and regulatory milestones that in the aggregate may total up to $1.9 million. The Company is also responsible for the costs to develop alvimopan. In addition, if alvimopan receives regulatory approval, the Company is obligated to pay royalties to Roberts and Eli Lilly on commercial sales of alvimopan. Under the terms of the arrangements, the license to alvimopan expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which the Company will have a fully paid up license.

In August 2002, the Company entered into an exclusive license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents, related foreign equivalents and know-how relating to peripherally selective opioid antagonists. The Company paid Eli Lilly $4.0 million upon signing the agreement. The Company is subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, the Company agreed to pay Eli Lilly a $4.0 million dollar payment upon acceptance by a regulatory authority of the first application for marketing authorization for alvimopan.

In August 2002, the Company entered into an agreement with ViroPharma Incorporated under which ViroPharma will provide clinical trial analysis, data management and report writing services for a total of five alvimopan Phase I clinical studies. The total cost to the Company of the services is expected to be approximately $296,000. One of the members of the Company’s Board of Directors, Claude Nash, Ph.D., is the Chairman of ViroPharma. The members of the Board of Directors of the Company other than Dr. Nash reviewed and approved the agreement with ViroPharma.

The Company intends to expense to research and development expense milestone payments that are required to be made upon the occurrence of future events prior to receipt of applicable regulatory approval. The Company intends to capitalize payments that are required to be made upon the occurrence of future events commencing with regulatory approval.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

11.    INCOME TAXES

No federal and state taxes are payable as of December 31, 2002 and 2001. As of December 31, 2002, the Company had approximately $41,872,000 of Federal and $42,971,000 of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and Pennsylvania net operating loss carryforwards will expire as follows:

	State	Federal
2005	$450,000	$—
2006	1,232,000	—
2007	2,063,000	—
2008	3,519,000	—
2009	3,938,000	33,000
2010	6,780,000	482,000
2011	12,151,000	1,079,000
2012	12,838,000	1,786,000
Thereafter	—	38,492,000

	$42,971,000	$41,872,000

The utilization of the state net operating loss carryforwards is subject to a $2 million annual limitation. At December 31, 2002, the Company also has approximately $2,586,000 of Federal and $1,526,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

The Tax Reform Act of 1986 (the “Act”) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could significantly limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and the initial public offering. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Significant components of the Company’s deferred tax assets and liabilities are shown below. At December 31, 2002, a valuation allowance of $70,378,000 has been recognized to fully offset the deferred tax assets. A valuation allowance to reduce the deferred tax assets reported is required if based on weight of the evidence it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon generating future taxable income. After considering all of the evidence, including the Company’s net losses since inception and the uncertainty of future profitability, management has determined that a valuation allowance is necessary to reduce the net deferred tax assets to zero. The change in the valuation allowance in 2002 and 2001 were increases of $28,688,000 and $14,879,000 respectively, related primarily to additional net operating losses and capitalized research and development costs incurred by the Company.

	2002	2001
Deferred tax assets:
Net operating losses	17,374,000	12,524,000
Capitalized research and development costs	18,332,000	20,994,000
Tax credit carryforwards	4,112,000	1,435,000
Deferred revenue	19,700,000	189,000
Deferred compensation	7,700,000	4,374,000
Accrued expenses and other	3,340,000	2,219,000

Total deferred tax assets	70,558,000	41,735,000
Less valuation allowance	(70,378,000)	(41,690,000)

Net deferred tax assets	180,000	45,000
Deferred tax liability	(180,000)	(45,000)

Net deferred tax	—	—

12.    COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancelable operating leases for equipment and office and laboratory space are as follows:

Year ending December 31,
2003	$1,496,320
2004	1,300,408
2005	1,224,122
2006 & beyond	8,506,500

$12,527,350

The Company currently leases three facilities. Rent expense was $976,680, $843,854 and $425,791 for the years ended December 31, 2002, 2001 and 2000, respectively. In October 2000, the Company signed a two-year lease for additional office space with the first year’s minimum rental payment of $465,000 and second year’s minimum rental payment of $485,000. In April 2002, the Company signed an amendment to this lease extending the period through December 31, 2003 with an increase in the minimum annual rental payment to $495,000 for the extension period. In December 2002, the Company signed a new ten-year lease agreement for office and laboratory space with minimum rental payments of approximately $704,000 for 2003, $1,110,000 for 2004 through 2008, and $1,170,000 for 2009 through 2013. The Company expects to allow the existing leases to expire and to consolidate operations in the new facility.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In conjunction with the lease entered into in December 2002 for office and laboratory facilities, the Company is required to expend approximately $3.0 million for leasehold improvements.

The Company has entered into agreements with third parties who coordinate the Company’s clinical studies as well as third party contract manufacturers. The Company accrues the costs of these agreements based on estimates of work completed to date.

13.    401(k) PROFIT SHARING PLAN

In 1995, the Company adopted a 401(k) Profit Sharing Plan (the 401(k) Plan) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately into the participant’s account. The Company was not required to make and did not make any contributions to the 401(k) Plan in 2000 and 2001. In 2002, the Company made contributions to the 401(k) Plan of $143,000. The Company’s common stock is not and never has been an investment option for 401(k) Plan participants.

14.    QUARTERLY INFORMATION (UNAUDITED)

This table summarizes the unaudited results of operations for each quarter of 2002 and 2001:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Fiscal 2002
Revenue	$317	$10,458	$9,068	$8,566
Net loss	(19,592)	(8,726)	(20,159)	(12,047)
Basic and diluted earnings per share	(.63)	(.28)	(.65)	(.38)
Fiscal 2001
Revenue	533	29	31	794
Net loss	(6,980)	(9,965)	(13,855)	(11,607)
Basic and diluted earnings per share	(.25)	(.34)	(.45)	(.37)

Although the collaboration agreement with Glaxo was executed in April 2002, the cost sharing arrangement was retroactive to January 1, 2002. The second quarter of 2002 includes $3,427,102 of reimbursement revenue for the first quarter reimbursable expenses.