Form 10-Q
period 2003-03-31
ADOLOR CORP
filed 2003-05-14
CIK 1076167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-26929

ADOLOR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1429198
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

700 Pennsylvania Drive
Exton, Pennsylvania 19341
(Address of Principal Executive Offices and Zip Code)

484-595-1500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] Yes [_] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [_] No

Number of shares outstanding of the issuer’s Common Stock, par value $.0001 per share, as of April 28, 2003: 31,566,227 shares.

ADOLOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION
(A Development Stage Company)

Consolidated Balance Sheets
Unaudited
March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$53,531,964	$36,667,369
Short-term investments (Note 3)	83,201,839	117,317,240
Accounts receivable from collaboration agreements (Note 4)	12,679,730	7,502,379
Prepaid expenses and other current assets	2,216,744	3,061,170

Total current assets	151,630,277	164,548,158
Equipment and leasehold improvements, net	4,181,197	3,546,558
Other assets	137,815	176,565

Total assets	$155,949,289	$168,271,281

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$17,778	$35,556
Accounts payable	2,318,336	1,570,209
Accrued expenses	17,631,979	18,459,369
Deferred licensing fees - current (Note 4)	4,166,667	4,192,980

Total current liabilities	24,134,760	24,258,114
Deferred licensing fees -non-current (Note 4)	41,840,271	43,285,451

Total liabilities	65,975,031	67,543,565

Stockholders' equity:
Series A Junior Participating preferred stock, $0.01 par value;
35,000 shares authorized, none issued and outstanding	--	--
Preferred stock, $0.01 par value; 1,000,000
shares authorized; none issued and outstanding	--	--
Common stock, par value $.0001 per share;
99,000,000 shares authorized; 31,532,895
and 31,494,237 shares issued and outstanding at
March 31, 2003 and December 31, 2002, respectively	3,153	3,149
Additional paid-in capital	259,805,471	259,854,489
Notes receivable for stock options	(592,571)	(593,034)
Deferred compensation	(3,069,068)	(3,707,038)
Unrealized gains on available for sale securities	330,568	343,947
Deficit accumulated during the development stage	(166,503,295)	(155,173,797)

Total stockholders' equity	89,974,258	100,727,716

Total liabilities and stockholders' equity	$155,949,289	$168,271,281

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)
Three months ended March 31, 2003 and 2002
and the period from August 9, 1993
(inception) to March 31, 2003

			Period from
			August 9, 1993
	Three months ended		(inception) to
	March 31,		March 31,
	2003	2002	2003
Revenues:
Grant, contract, license
and milestone revenue (Note 4)	$6,637,066	$317,339	$36,638,094

Operating expenses incurred during the
development stage:
Research and development	15,147,111	17,071,153	162,819,646
Marketing, general and
administrative	3,616,397	4,089,677	56,772,646

Total operating expenses	18,763,508	21,160,830	219,592,292

Loss from operations	(12,126,442)	(20,843,491)	(182,954,198)
Interest income	797,858	1,257,986	16,753,971
Interest expense	(914)	(6,558)	(303,068)

Net loss	$(11,329,498)	$(19,592,063)	$(166,503,295)

Basic and diluted net loss per share:	$(0.36)	$(0.63)

Shares used in computing basic
and diluted net loss per share:	31,521,304	31,155,742

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
Three months ended March 31, 2003 and 2002 and the
period from August 9, 1993 (inception) to March 31, 2003

			Period from
			August 9, 1993
	Three months ended		(inception) to
	March 31,		March 31,
	2003	2002	2003

Cash flows from operating activities:
Net loss	$(11,329,498)	$(19,592,063)	$(166,503,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	637,970	1,239,501	19,043,417
Non-cash warrant value	--	--	60,000
Depreciation and amortization expense	372,217	320,401	3,732,475
Non-cash proceeds from the trade of equipment	--	--	120,000
Gain on the sale of equipment and leasehold improvements	--	--	(61,639)
Issuance of common stock for technology license agreements	--	--	6,250
Issuance/ (reversal) of common stock for bonus awards and employment agreement	(96,537)	--	221,598
Changes in assets and liabilities:
Prepaid expenses and other current assets	844,426	680,074	(2,216,744)
Accounts receivable from collaboration agreements	(5,177,351)	--	(12,679,730)
Other assets	38,750	5,470	(137,815)
Accounts payable	748,127	72,607	2,318,336
Deferred licensing fees	(1,471,493)	(6,579)	46,006,938
Accrued expenses	(827,390)	5,638,799	17,631,979

Net cash used in operating activities	(16,260,779)	(11,641,790)	(92,458,230)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,006,856)	(530,266)	(8,102,966)
Proceeds from the sale of equipment and leasehold improvements	--	--	144,273
Purchase of short-term investments	--	(14,325,920)	(313,593,557)
Maturities of short-term investments	34,102,022	34,956,823	230,722,286

Net cash provided by (used in) investing activities	33,095,166	20,100,637	(90,829,964)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable
convertible preferred stock and Series B warrants	--	--	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock	--	--	600,000
subscription
Net proceeds from issuance of restricted common stock and
exercise of common stock options	49,778	103,664	1,657,504
Proceeds from notes payable-related parties	--	--	1,000,000
Payment of notes payable	(17,778)	(131,986)	(1,720,872)
Proceeds received on notes receivable	8,259	80,489	423,775
Interest receivable converted to principal on notes	(10,051)	(49,534)	(128,924)
Proceeds from notes payable	--	176,175	1,738,650
Net proceeds from IPO	--	--	95,376,469
Net proceeds from issuance of newly registered shares of common stock	--	--	59,362,647

Net cash provided by financing activities	30,208	178,808	236,820,158

Net increase in cash and cash equivalents	16,864,595	8,637,655	53,531,964
Cash and cash equivalents at beginning of period	36,667,369	50,017,499	--

Cash and cash equivalents at end of period	$53,531,964	$58,655,154	$53,531,964

Supplemental disclosure of cash flow information:
Cash paid for interest	$914	$6,558	$213,193
Supplemental disclosure of noncash transactions:
Unrealized gains (losses) on available for sale securities	(13,379)	(511,156)	330,568
Deferred compensation from issuance of common stock,
restricted common stock and common stock options	--	--	23,993,767
Issuance of common stock for technology license agreements or for services	--	--	19,589
Conversion of Series A through H preferred stock for common stock	--	--	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable
preferred stock	--	--	600,000
Conversion of bridge financing, including accrued interest, to
Series B mandatorily redeemable preferred stock	--	--	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

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

        The Company has not generated any product sales revenues and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through March 31, 2003 aggregated approximately $166.5 million, and the Company expects to continue to incur substantial losses in future periods. A significant portion of our revenue recognized since inception was from reimbursement of expenses from Glaxo under our collaboration agreement and we expect such revenues to be substantially reduced in future periods as we expect the related reimbursable expenses to decrease. The Company’s future operations are heavily dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its proposed future products. There is no assurance that the Company will ever generate product sales or that profitable operations, if achieved, could be sustained on a continuing basis. The Company does not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash and short-term investments, the Company will need to raise additional funds to finance our operating activities. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

 Principles of Consolidation

        The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2003 and for the three months ended March 31, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    COMPREHENSIVE LOSS

         In the Company’s annual consolidated financial statements, comprehensive loss is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes.

        The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2003 and March 31, 2002:

	2003	2002

Net loss	$(11,329,498)	$(19,592,063)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(13,379)	(511,156)

Comprehensive loss	$(11,342,877)	$(20,103,219)

 Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

3. SHORT-TERM INVESTMENTS

        Short-term investments consist of investment-grade fixed income securities with original maturities of greater than three months including corporate securities and U.S. Treasury obligations. At March 31, 2003 and December 31, 2002, all short-term investments were carried as “available for sale” investments, and all matured within one year.

        The following summarizes the “available for sale” investments at March 31, 2003 and December 31, 2002:

		Gross		Gross
		Unrealized		Unrealized
	Cost	gains		losses		Fair value

Corporate Bonds	$82,871,271		$351,833		$21,265	$83,201,839

March 31, 2003	$82,871,271		$351,833		$21,265	$83,201,839

Corporate Bonds	$112,953,120		$381,409		$45,119	$113,289,410
US Government obligations and agencies	4,020,173		7,657		--	4,027,830

December 31, 2002	$116,973,293		$389,066		$45,119	$117,317,240

4. CONTRACT REVENUES

        The following summarizes revenues for the three months ended March 31, 2003 and 2002:

	Three month ended March 31,

	2003	2002

Collaborative agreement cost reimbursement	$5,177,351	$ --
Amortization of up-front license fees	1,459,715	6,579
Grant revenue	--	110,760
License and milestone payments	--	200,000

Total revenue	$6,637,066	$317,339

Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

        In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited for the exclusive worldwide development and commercialization of alvimopan for certain indications. The Company and Glaxo agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002 and the Company may receive milestone payments of up to $220.0 million over the term of the agreement, upon the successful achievement, if any, of certain clinical and regulatory objectives. As a result of the application of Staff Accounting Bulletin (SAB) 101, the $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period. Revenue of $1,041,669 was recognized in the first quarter of 2003 related thereto. The milestone payments relate to substantive achievements in the development lifecycle and will be recognized as revenue if and when the milestones are achieved.

        In the United States, the Company and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. The Company has the overall responsibility for development activities for acute-care indications, such as postoperative ileus (“POI”), and Glaxo has overall responsibility for development activities for chronic-care indications, such as opioid bowel dysfunction (“OBD”) associated with the chronic use of opioids. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and the Company will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement, as well as certain rights to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications.

        Under the terms of the collaboration agreement with Glaxo for collaboration products being developed in the United States, external expenses for research and development and marketing activities incurred by each company will be shared on an indication by indication basis. Adolor is primarily responsible for the completion of the POI development program and receives reimbursement from Glaxo at a defined percentage of external expenses. Such contract reimbursement amounts paid to the Company will be recorded gross on its consolidated statements of operations pursuant to Emerging Issues Task Force (EITF) No. 99-19 and 01-14 as contract reimbursement revenue. Glaxo is primarily responsible for the completion of the opioid-induced bowel dysfunction development program and will receive reimbursement from Adolor at a defined percentage of external expenses. Any amounts owed to Glaxo by the Company will be recorded as research and development expense or marketing expense, as the case may be, on the Company’s consolidated statements of operations. Although the collaboration agreement was executed in April 2002, the cost sharing arrangement was retroactive to January 1, 2002. The Company recorded contract reimbursement revenues of $5,177,351 in the first quarter of 2003 under this arrangement.

        In April 2000, the Company entered into a license agreement with Santen Pharmaceutical Co., Ltd. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South Korea and North Korea. A $500,000 non-refundable payment was paid to the Company upon execution of the agreement. Such amount was recorded as deferred revenue and was being recognized over the remaining patent life. In February 2003, Santen terminated this agreement and as a result, the Company recognized $418,046 as revenue in the three months ended March 31, 2003.

Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2003
(Unaudited)

5. STOCK-BASED COMPENSATION

         The Company accounts for stock option issuances to employees and members of the Board of Directors in accordance with the provisions of Accounting Principals Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company does not record compensation expense on options granted to employees with exercise prices equal to market value at date of grant. Deferred compensation is recorded only to the extent that the current market value of the underlying stock exceeds the exercise price of the options on the date of grant. Such deferred compensation is amortized on a straight-line basis over the respective vesting periods of such option grants. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” which allows entities to continue to apply the provisions of APB No. 25 for financial reporting purposes and provide pro forma net loss and pro forma net loss per share footnote disclosures for employee stock option grants. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair-value basis.

        Had the Company determined compensation cost under SFAS No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(11,329,498)	(19,592,063)
Add: Stock-based employee compensation expense
included in reported net income, net of
related tax effects	637,970	1,239,501
Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects	(1,863,975)	(1,591,074)

Pro forma net loss	$(12,555,503)	(19,943,636)

Loss per share:
Basic and diluted--as reported	$(0.36)	(0.63)
Basic and diluted- pro forma	$(0.40)	(0.64)

ITEM 2. MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

o	our product development efforts, including results from clinical trials;

o	anticipated dates of clinical trial initiation, completion, and announcement of trial results;

o	anticipated trial results and regulatory filing dates for our product candidates;

o	the status and anticipated timing of regulatory approval for our product candidates;

o	analysis and interpretation of data by regulatory authorities;

o	anticipated operating losses and capital expenditures;

o	our intentions regarding the establishment of collaborations;

o	anticipated efforts of our collaborators;

o	estimates of the market opportunity and the commercialization plans for our product candidates, including our plans for the establishment of a sales force; and

o	our intention to rely on third parties for manufacturing.

        In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Report in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Certain Risks Related to our Business”) and discussed in our other Securities and Exchange Commission (SEC) filings.

        We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov and from us at www.adolor.com. Given the uncertainties affecting pharmaceutical companies in the development stage, you are cautioned not to place undue reliance on any such forward looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation to (and expressly disclaim any such obligation to) publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events, or otherwise.

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

        Alvimopan is being evaluated in acute and chronic indications. We have completed three Phase II clinical trials studying the use of alvimopan for the management of postoperative ileus (“POI”) that frequently follows abdominal surgery when opioids are used for pain relief. Subsequently we initiated our alvimopan POI Phase III program consisting of four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) are double-blind, placebo-controlled multi-center studies each designed to enroll approximately 450 patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients are randomized into three arms of approximately 150 patients each to receive placebo, 6 mg, or 12 mg doses of alvimopan. The primary endpoint in these three studies is a composite measure of the time to recovery of both the upper and lower gastrointestinal functions as defined by time to tolerability of solid foods and time to first flatus or first bowel movement. Our fourth POI clinical study in our Phase III program POI 14CL306 is a double-blind placebo-controlled multi-center study designed to enroll approximately 500 patients scheduled to undergo total abdominal simple hysterectomy and receiving opioids for pain relief. Under this protocol, patients are randomized to receive either alvimopan 12 mg (approximately 400 patients) or placebo (approximately 100 patients). This study was designed to assess safety and will also assess efficacy in this patient population.

        In April 2003, we announced top-line results of our first Phase III clinical study POI 14CL302 for alvimopan in the management of postoperative ileus. A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of gastrointestinal function, in patients in the alvimopan 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model hazard ratio = 1.47; P<0.01). Time to recovery of gastrointestinal function was a composite measure of the time to recovery of both lower and upper gastrointestinal function as defined by time to first flatus or first bowel movement and time to tolerability of solid foods, whichever occurred last. A difference in favor of the alvimopan 6 mg treatment group versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. A positive trend was observed in the primary endpoint of the study for the alvimopan 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.23; P = 0.11). The results of this study have not been submitted to or reviewed by the U.S. Food and Drug Administration (FDA) or any other regulatory agency. The results from this study are not necessarily indicative of the results that may be obtained in the other Phase III studies of alvimopan in postoperative ileus, studies POI 14CL313, POI 14CL308 and POI 14CL306, which have not yet been completed and analyzed.

         Enrollment in study POI 14CL313 is expected to be completed in the second quarter of 2003 and this study is expected to enroll approximately 500 patients. Enrollment in study POI 14CL308 is expected to be completed in the second half of 2003 and enrollment in this study is now expected to exceed 500 patients. Enrollment in study POI 14CL306 is complete.

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

        We also have other compounds that are being designed to elicit potential analgesic effects by targeting peripheral opioid receptors, including the kappa receptor. In April, 2003, we initiated two Phase II clinical studies involving two of our kappa agonist compounds, ADL 10-0101 and ADL 10-0116, in standard pain models, third molar dental extraction and bunionectomy. These studies have now been terminated following an assessment of the data generated to date in the studies, which indicated that the balance between therapeutic effect and safety did not warrant continuing the studies. We plan to further review this data and evaluate whether to pursue these compounds in other clinical models, and also evaluate other kappa compounds in our portfolio for consideration of further study.

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

        We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage aggregated approximately $166.5 million through March 31, 2003, and we expect to continue to incur substantial losses in future periods. A significant portion of our revenue recognized since inception was from reimbursement of expenses from Glaxo under our collaboration agreement and we expect such revenues to be substantially reduced in future periods as we expect the related reimbursable expenses to decrease. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our proposed future products. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis. We do not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash and short-term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidates.

Collaboration Agreement with Glaxo

        In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan for certain indications. We and Glaxo have agreed to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002 and we may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. As a result of the application of Staff Accounting Bulletin (SAB) 101, the $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized on a straight-line basis through April, 2014, the estimated performance period. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved. We recognized revenue of $1,041,669 in the first quarter of 2003 related thereto.

        In the United States, we and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for development activities for acute-care indications such as postoperative ileus, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction associated with the chronic use of opioids. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan, and we will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement as well as certain rights to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications.

        Under the terms of our collaboration agreement with Glaxo for collaboration products being developed in the United States, external expenses for research and development and marketing activities incurred by each company will be shared on an indication by indication basis. We are primarily responsible for the completion of the POI development program and we receive reimbursement from Glaxo at a defined percentage of external expenses. Such contract reimbursement amounts paid to us will be recorded gross on our consolidated statements of operations pursuant to Emerging Issues Task Force (EITF) No. 99-19 and 01-14 as contract reimbursement revenue. Glaxo is primarily responsible for the completion of the OBD development program and will receive reimbursement from us at a defined percentage of external expenses. We recorded contract reimbursement revenue of $5,177,351 in the first quarter of 2003 under this arrangement. These revenues represent reimbursement of expenses incurred primarily in our POI development program. We expect contract reimbursement revenues to substantially decline in future periods as we expect the costs of the POI development program to decrease. We also expect that we will incur expenses in connection with the OBD development program, including payments to Glaxo to reimburse them for our proportionate share of expenses they incur.

Liquidity and Capital Resources

        We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our common stock and our mandatorily redeemable convertible preferred stock, as well as, license, milestone and contract revenues. Cash, cash equivalents and short-term investments were $136,733,803 at March 31, 2003, and $153,984,609 at December 31, 2002, representing 87.7% and 91.5% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities including corporate and United States government and agency securities.

        We believe that our current financial resources and sources of liquidity are adequate to fund operations into early 2005 based on the level of research and development, marketing and administrative activities necessary to achieve our short-term objectives.

        The following is a summary of selected cash flow information for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002

Net loss	$(11,329,498)	$(19,592,063)
Adjustments for non-cash operating items	1,010,186	1,559,902

Net cash operating loss	(10,319,311)	(18,032,161)
Net change in assets and liabilities	(5,941,467)	6,390,371

Net cash used in operating activities	(16,260,779)	(11,641,790)

Net cash provided by investing activities	33,095,166	20,100,637

Net cash provided by financing activities	30,208	178,808

Net Cash Used in Operating Activities

        Net operating cash outflows for the first quarter of 2003 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for alvimopan, and from the compensation of our employees.

        Accounts receivable from collaboration agreements increased by $5,177,351 in the three months ended March 31, 2003, relating to our collaboration agreement with Glaxo. In April 2003, we received $7,502,379 from Glaxo. All amounts billed to Glaxo are subject to review and verification before payment by Glaxo.

Operating Cash Flow Requirements Outlook

        We expect to continue to use cash, cash equivalents and short-term investments to fund operating losses. We expect that our revenue for contract reimbursement under our collaboration agreement with Glaxo will substantially decline in future periods as we expect expenses related to the POI program to decrease as we complete our Phase III trials. However, depending on the outcome of our clinical trials and the results of regulatory reviews, these expenditures may increase due to the possible need to perform additional development work. We expect that as Glaxo incurs increasing expenses under our collaboration related to the OBD program in the United States, we will incur substantial expenses relating to our reimbursements owed to Glaxo. We expect that other operating expenses will increase in future periods as a result of manufacturing scale-up efforts and in preparation for potential commercialization of our product candidates. Further, we may in-license or acquire product candidates which will require additional cash outlays.

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

Net Cash Provided By Investing Activities

        Cash provided by investing activities in the first quarter of 2003 relates primarily to maturities of investments. Our capital expenditures for the three months ended March 31, 2003 were $1,006,856 and were primarily for the purchase of furniture and fixtures and leasehold improvements in order to further expand our product research and development capabilities.

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

Net Cash Provided By Financing Activities

Financing Requirements Outlook

        We do not expect to generate sales and positive cash flows from operations for at least the next several years, if ever. We expect to continue to use our cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $136.7 million as of March 31, 2003 will be sufficient to meet our currently estimated operating and investing requirements into mid 2005. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

        The extent and timing of proceeds from future exercises of stock options, if any, are primarily dependent upon our common stock’s market price, as well as the exercise prices and expiration dates of the stock options.

Results of Operations

Three Months Ended March 31, 2003 and 2002

        Contract revenues.   Our contract revenues were $6,637,066 and $317,339 for the three months ended March 31, 2003 and 2002, respectively. Revenues recognized for the three months ended March 31, 2003 consisted of: (a) $5,177,351 for the reimbursement of expenses from Glaxo in connection with a collaboration agreement executed in April 2002; (b) $1,041,669 which represents the amortization of the $50,000,000 signing fee received from Glaxo, which is expected to be amortized into revenue on a straight-line basis through April 2014; and (c) $418,046 which was recorded as revenue primarily related to the termination of a license agreement we had with Santen Pharmaceutical Co., Ltd. Revenues recognized for the three months ended March 31, 2002 consisted of: (a) $200,000, relating to a patent agreement fee from Toray Industries, Inc.; (b) $6,579, which represents the amortization of the Santen license fee; and (c) $110,760, relating to Small Business Innovation Research (SBIR) grants awarded by the National Institutes of Health (NIH) in September 2001.

        In connection with the collaboration agreement with Glaxo for the development of products in the United States, we recorded for the three months ended March 31, 2003 as contract reimbursement revenue the reimbursement of external research and development and marketing expenses that we incurred. The allocation of the amounts between research and development and marketing expenses are as follows:

Three months ended
Contract reimbursement revenue	March 31, 2003
Research and development	$ 4,990,181
Marketing	187,170

Total	$ 5,177,351

        Research and development expenses.  Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, stock-based compensation and other research expense. Research and development expenses decreased to approximately $15.1 million for the three months ended March 31, 2003 from approximately $17.1 million for the three months ended March 31, 2002. This decrease principally relates to a decrease in the costs of conducting clinical trials of approximately $4.2 million, offset by an increase in manufacturing development costs for alvimopan of approximately $1.8 million. Personnel costs increased by approximately $0.4 million in the three months ended March 31, 2003 compared to the same period in 2002.

        Marketing, general and administrative expenses.  Our marketing, general and administrative expenses decreased to approximately $3.6 million for the three months ended March 31, 2003 from approximately $4.1 million in the three months ended March 31, 2002. The decrease was primarily due to a decrease in corporate legal and patent fees.

        Net interest income (expense).  Our interest income decreased to approximately $0.8 million for the three months ended March 31, 2003 from approximately $1.3 million for the same period in 2002 due to a reduction in investments balances and lower interest rates in 2003. Our interest expense represents interest incurred on the financing of insurance premiums.

        Net loss.   Our net loss for the three months ended March 31, 2003 and 2002 was approximately $11.3 million and $19.6 million, respectively. The reduction in the net loss principally reflects an increase of revenue due to cost reimbursements from Glaxo and a decrease in costs of our clinical trials programs.

Net Loss Outlook

        We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2003 aggregated approximately $166.5 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our proposed future products. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis.

        We expect contract reimbursement revenues from Glaxo to substantially decline in future periods as we expect the costs of the POI development program to decrease. We also expect that we will incur substantial expenses in connection with the OBD development program, including payments to Glaxo to reimburse them for our proportionate share of expenses they incur.

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

        Our alvimopan postoperative ileus Phase III program consists of four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) are double-blind, placebo-controlled multi-center studies each designed to enroll approximately 450 patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients are randomized into three arms of approximately 150 patients each to receive placebo, 6 mg, or 12 mg doses of alvimopan. The primary endpoint in these three studies is a composite measure of the time to recovery of both the upper and lower gastrointestinal functions as defined by time to tolerability of solid foods and time to first flatus or first bowel movement.

        In April 2003, we announced top-line results of our first Phase III clinical study (POI 14CL302) for alvimopan in the management of postoperative ileus. A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of gastrointestinal function, in patients in the alvimopan 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model hazard ratio = 1.47; P<0.01). Time to recovery of gastrointestinal function was a composite measure of the time to recovery of both lower and upper gastrointestinal function as defined by time to first flatus or first bowel movement and time to tolerability of solid foods, whichever occurred last. A difference in favor of the alvimopan 6 mg treatment group versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. A positive trend was observed in the primary endpoint of the study for the alvimopan 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.23; P = 0.11).

        The results of study POI 14CL302 have not been submitted to or reviewed by the FDA or any other regulatory agency. The results from this study are not necessarily indicative of the results that may be obtained in the phase III studies of alvimopan in postoperative ileus which have not yet been completed and analyzed. While the Company believes the results of study POI 14CL302 support our goal of submitting a New Drug Application for alvimopan, there can be no assurance that the FDA will concur with that assessment. The difference from placebo was not statistically significant in the 12 mg treatment group, and there can be no assurance that this outcome will not occur again in our further clinical testing, or that the 6 mg treatment group will again achieve a statistically significant difference. There can also be no assurance that the outcome of study POI 14 CL302 or further studies will be considered clinically meaningful, and this determination is necessary for approval of alvimopan for commercial sale.

          Enrollment in study POI 14CL313 is expected to be completed in the second quarter of 2003 and this study is expected to enroll approximately 500 patients. Enrollment in study POI 14CL308 is expected to be completed in the second half of 2003 and enrollment in this study is now expected to exceed 500 patients. Enrollment in study POI 14CL306 is complete.

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

        The results from any one or all of our clinical trials may be negative. Negative results from one or more of these clinical trials will adversely affect our ability to obtain regulatory approval for alvimopan. Adverse safety findings from one or more of these studies will adversely affect our ability to obtain regulatory approval. Even if we conclude that the results from our preclinical studies and clinical trials are positive, the FDA may not agree with us because the FDA may evaluate the results by different methods or conclude that the clinical test results are not clinically meaningful or that there were human errors in the conduct of the clinical trials or otherwise.

        The results of one or both of the dose comparisons in each study that includes multiple dose comparisons may be negative. Because the studies are intended to be confirmatory and each study involves multiple comparisons (i.e. two doses of alvimopan versus placebo), under statistical techniques, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P < 0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P < 0.05, as was the case in Study POI 14CL302, the other dose comparison in that study will need to reach a significance level of P < 0.025 to be considered statistically significant. We may not achieve positive statistical results in these studies.

        Clinical trials in our Phase III program use drug product incorporating active pharmaceutical ingredient manufactured by two different contract manufacturing facilities, one of which is no longer in business. Our efforts to obtain regulatory approval may be impaired as a result of using material from two different contract manufacturing facilities. To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. To achieve this approval, we will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with extensive regulatory requirements, commonly known as current good manufacturing practices (cGMPs). FDA approval for our contract manufacturing facilities to manufacture alvimopan may not be obtained. We will be required to submit extensive preclinical data in our NDA, if any, which satisfies the FDA regulatory requirements. We may fail to meet the FDA’s standards on any one of these or other elements required in an NDA.

        Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, if any, there is a risk that the FDA will require additional data and information that we are unable to provide.

        We have completed a Phase III clinical trial of alvimopan in patients with OBD caused by chronic administration of opioids. Under our collaboration agreement with Glaxo, Glaxo has overall responsibility for development of alvimopan for OBD. We are conducting and plan to conduct additional long-term animal toxicity studies to support further development of alvimopan in OBD. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for alvimopan, including its prospects for use in postoperative ileus. Results from this study in OBD are not necessarily indicative of the results that may be reported from the clinical studies in the POI indication. The results of study OBD 13CL304 have not been submitted to, nor reviewed by, any regulatory agency. Additional studies for chronic OBD investigating longer duration of patient exposure and different dosing strategies, as well as preclinical toxicology studies, will be required prior to initiating the confirming clinical studies required to be successfully completed before any NDA could be filed for use of alvimopan in OBD.

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

        The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. The market price for our common stock is highly dependent on the results of our clinical trials, in particular our Phase III program clinical trials of alvimopan in post-operative ileus. Two of these clinical trials have completed accrual and the other clinical trials are expected to complete accrual over the remainder of 2003. There can be no assurance that accrual will be completed within the expected timeframe or that the results of any of these Phase III clinical trials will be positive. Failure of these results to be positive would adversely impact the market price of our common stock.

        The following factors, in addition to the factors described in the alvimopan risk factor above and other risk factors contained in this document, may have a significant impact on the market price of our common stock:

o	developments concerning our collaborations, including our collaboration with Glaxo;

o	announcements of technological innovations or new commercial products by our competitors or us;

o	developments concerning proprietary rights, including patents;

o	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

o	regulatory developments in the United States and foreign countries;

o	litigation;

o	economic and other external factors or other disasters or crises;

o	period-to-period fluctuations in our financial results; and

o	the general performance of the equity markets and in particular, the biotechnology sector of the equity markets.

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

        We believe our existing cash, cash equivalents and short-term investments as of March 31, 2003 of approximately $136.7 million will be sufficient to meet our currently estimated operating and investing requirements into mid 2005. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of March 31, 2003, we have incurred a cumulative net loss of approximately $166.5 million. Even if we succeed in developing a commercial product, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We are dependent on our collaborators to perform their obligations under our collaboration agreements. If conflicts arise between our collaborators or advisors and us, they may act in their self-interest.

        In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of alvimopan for certain indications. We and Glaxo agreed in the collaboration agreement to co-develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, we and Glaxo will co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for the development of acute-care indications, such as postoperative ileus, and Glaxo has overall responsibility for the development of chronic-care indications, such as opioid bowel dysfunction associated with the chronic use of opioids. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. We depend on Glaxo to provide us with substantial assistance and expertise in the development of alvimopan. Any failure of Glaxo to perform its obligations under our agreement could negatively impact our product candidate, alvimopan, and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreement with Glaxo and would delay our achievement, if any, of profitability. In the near term, our success will depend upon the success of our collaboration with Glaxo to further develop alvimopan and obtaining regulatory approval to commercialize alvimopan.

        Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. If Glaxo terminates the collaboration agreement, our business will be adversely affected.

        We have obtained, and intend to obtain in the future, license rights to certain proprietary technologies and compounds from other entities, individuals and research institutions, for which we may be obligated to pay license fees, make milestone payments and pay royalties. In addition, we have entered into, and may in the future enter into, collaborative arrangements, including our arrangement with Glaxo, for the marketing, sales and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. We cannot be certain that any of these parties, including Glaxo, will fulfill their obligations in a manner consistent with our best interests. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

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

        Product candidates that appear to be promising at earlier stages of development may not reach the market or be marketed successfully for a number of reasons, including, but not limited to, the following:

o	researchers may find during later preclinical testing or clinical trials that the product candidate is ineffective or has harmful side effects;

o	the number and types of patients available for extensive clinical trials may vary;

o	new information about the mechanisms by which a drug candidate works may adversely affect its development;

o	one or more competing products may be approved for the same or a similar disease condition, raising the hurdles to approval of the product candidate;

o	the product candidate may fail to receive necessary regulatory approval or clearance; or

o	competitors may market equivalent or superior products.

If we are unable to contract with third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements, we may be unable to obtain regulatory approvals, orto meet demand for our products.

        To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. To achieve this approval, we will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with extensive regulatory requirements, commonly known as good manufacturing practices (cGMPs). FDA approval for our contract manufacturing facilities to manufacture alvimopan may not be obtained. We are highly dependent on our current contract manufacturers because we have developed our manufacturing processes and controls with them. It is difficult and expensive to change contract manufacturers for pharmaceutical products, particularly when the products are under regulatory review in an NDA process. Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended and we continue to depend on our collaborators or third parties for the manufacture of compounds for preclinical, clinical and commercial purposes in their manufacturing facilities. These manufacturers are required to adhere to FDA cGMP requirements. Under cGMPs, our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products, the failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of alvimopan. If these third party manufacturers fail to perform in compliance with these regulations, we may be compelled to delay our development efforts. Our products may be in competition with other products for access to facilities of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to delays in manufacture if outside contractors give other products greater priority than our products. For this and other reasons, third parties may not be able to manufacture these products in a cost-effective or timely manner. If the manufacture of these products does not occur in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products, if any are approved, on a timely basis could be impaired or precluded. We may not be able to enter into necessary third-party manufacturing arrangements on acceptable terms, if at all. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if any are approved, on a timely and competitive basis. We do not intend to develop or acquire facilities for the manufacture of product candidates for clinical trials or commercial purposes in the foreseeable future.

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

        Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally restricted opioid analgesic or peripherally acting narcotic antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

o	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;

o	cost-effectiveness of our product candidates relative to competing products;

o	the availability of government or third-party payor reimbursement for our product candidates; and

o	the effectiveness of marketing and distribution efforts by us, our collaborators and our licensees and distributors.

        Other products that are currently sold for pain management are already recognized as safe and effective and have a history of successful sales in the United States and elsewhere. Our new products in this area, if any, will be competing with drugs that have been approved by the FDA and have demonstrated commercial success in the United States and elsewhere.

Our product candidate alvimopan is under investigation in POI and OBD for use in patients taking opioid analgesics and reduction in the use of opioid analgesics would reduce the potential market for alvimopan.

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

If competitors develop and market products that are more effective, have fewer side effects, are less expensive than our product candidates or offer other advantages our commercial opportunities will be limited.

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

        Our competitors include fully integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

o	attract qualified personnel;

o	attract partners for acquisitions, joint ventures or other collaborations; and

o	license proprietary technology that is competitive with our technology.

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

        We rely, to a significant extent, on third parties to jointly conduct some research and preclinical testing functions and to manufacture certain of our product candidates. If any of these third parties breaches or terminates their agreement with us or otherwise fails to conduct their activities successfully and in a timely manner, their actions could delay or terminate the preclinical or clinical development or potential commercialization of the affected product candidates or research program. We cannot control the amount and timing of resources these third parties devote to our programs or product candidates. The failure of any third party to comply with any governmental regulations would substantially harm our development and marketing efforts and delay or prevent regulatory approval of our product candidates. If these third parties fail to perform their obligations properly and in compliance with applicable regulations, we may be compelled to delay our development efforts, and our business could be harmed.

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

We may not obtain FDA approval to conduct clinical trials that are necessary to satisfy regulatory requirements.

        Clinical trials are subject to oversight by institutional review boards and the FDA and:

o	must conform with the FDA's good clinical practice regulations;

o	must meet requirements for institutional review board oversight;

o	must meet requirements for informed consent;

o	are subject to continuing FDA oversight; and

o	may require large numbers of test subjects.

        Before commencing clinical trials in humans, we must submit and receive approval from the FDA of an Investigational New Drug Application, or IND. We, or the FDA, may suspend clinical trials at any time if the subjects participating in the trials are exposed to unacceptable health risks, or if the FDA finds deficiencies in the IND application or the conduct of the trials.

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

        If we do not effectively exploit the commercialization rights we have retained, we will not achieve profitability. In our corporate collaborations, we intend to retain various commercialization rights for our pharmaceutical products, including rights for specific pharmaceutical indications or in specified geographical regions. The value of these rights, if any, will largely derive from our ability, directly or with collaborators, to develop and commercialize drugs, the success of which is also uncertain. The exploitation of retained commercialization rights requires:

o	sufficient capital;

o	significant technological, product development, manufacturing and regulatory expertise and resources; and

o	marketing and sales expertise and resources.

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

        We may breach the agreements under which we license commercialization or development rights and may thereby lose license rights that are important. We license rights to products and technology that are relevant to our business, including among others our exclusive worldwide license to alvimopan from Roberts Laboratories, Inc. and our license from Eli Lilly to license intellectual property rights relating to peripherally selective opioid antagonists. We are subject to various obligations with respect to these agreements, including development responsibilities, royalty and other payments and regulatory obligations. If we fail to comply with these requirements or otherwise breach a license agreement or contract, the licensor or other contracting party may have the right to terminate the license or contract in whole or in part or change the exclusive nature of the arrangement. In such event we would not only lose all or part of the benefit of the arrangement but also may be exposed to potential liabilities for breach in the form of damages or other penalties.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure their protection; we may be sued by others for infringing their intellectual property.

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

        Others may hold proprietary rights that will prevent our product candidates from being marketed unless we are able to obtain a license to those proprietary rights. We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not fully control the prosecution of in-licensed technology, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

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

        Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

o	government and health administration authorities;

o	private health insurers; and

o	other third-party payors.

        The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means will limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future and may impede patients’ ability to obtain reimbursement under their insurance program for our products. Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products, and our ability to realize royalties from such commercialization.

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

        From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

o	issue equity securities that would dilute our current stockholders' percentage ownership;

o	incur substantial debt that may place strains on our operations;

o	spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

o	assume substantial actual or contingent liabilities; or

o	merge with or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that our stockholders may not deem desirable.

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

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us, which maybe beneficial to our stockholders, more difficult.

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

        In addition, we adopted a shareholder rights plan, the effect of which may be to make an acquisition of the company more difficult.

        Under our collaboration agreement with Glaxo, Glaxo has certain limitations on its ability to acquire our securities.

Recently Issued Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in Note 5.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A substantial portion of our assets are investment grade debt instruments such as corporate securities and direct obligations of the U.S. Treasury. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2003 was approximately $83.2 million and the weighted-average interest rate was approximately 2.48% with maturities from 1 to 12 months.

ITEM 4. CONTROLS AND PROCEDURES

        For the quarterly period ending March 31, 2003 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Exchange Act. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2003, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Additionally, our President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer determined, as of March 31, 2003, that there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)     The following exhibits are filed as part of this Report on Form 10-Q:

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

1 Filed herewith.

(b)     We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

(1)

We filed a Current Report on Form 8-K/A on February 19, 2003, to amend the Report on Form 8-K filed April 30, 2002 and amended on June 21, 2002 to file as Exhibit 10.1 the Collaboration Agreement dated April 14, 2002 by and between the Company and Glaxo Group Limited.

(2)

We filed a Current Report on Form 8-K on February 12, 2003, to report, pursuant to Item 5, the termination of the Company’s agreement with Santen Pharmaceutical Co., Ltd. for the development of our product candidate ADL 2-1294 for ophthalmic pain.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: May 14, 2003	By:	/s/ Bruce A. Peacock

Bruce A. Peacock
President and Chief Executive Officer
	By:	/s/ Michael R. Dougherty

Michael R. Dougherty
Senior Vice President,
Chief Operating Officer and
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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Bruce A. Peacock
Bruce A. Peacock
President, Chief Executive Officer and Director

CERTIFICATION

I, Michael R. Dougherty, certify that:

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

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Michael R. Dougherty
Michael R. Dougherty
Senior Vice President, Chief Operating Officer and Chief Financial Officer