Form 10-Q
period 2003-06-30
ADOLOR CORP
filed 2003-08-07
CIK 1076167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30039

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

Number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of July 15, 2003: 31,638,627 shares.

ADOLOR CORPORATION

INDEX

PART I	FINANCIAL INFORMATION
ITEM 1	Financial Statements (Unaudited):
	Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2003 and
	2002, and the period from August 9, 1993 (inception) to June 30, 2003	2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003
	and 2002 and the period from August 9, 1993 (inception) to June 30, 2003	3
	Notes to Consolidated Financial Statements	4
ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	8
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4	Controls and Procedures	23
PART II	OTHER INFORMATION
ITEM 1	Legal Proceedings	24
ITEM 4	Submission of Matters to a Vote of Security Holders	24
ITEM 6	Exhibits and Reports on Form 8-K	24
	Signatures	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION
(A Development Stage Company)

Consolidated Balance Sheets
Unaudited
June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$13,067,073	$36,667,369
Short-term investments (Note 3)	113,154,886	117,317,240
Accounts receivable from collaboration agreements (Note 4)	9,255,522	7,502,379
Prepaid expenses and other current assets	1,801,171	3,061,170

Total current assets	137,278,652	164,548,158
Equipment and leasehold improvements, net	7,370,230	3,546,558
Other assets	210,086	176,565

Total assets	$144,858,968	$168,271,281

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$62,549	$35,556
Accounts payable	2,001,169	1,570,209
Accrued expenses	18,166,844	18,459,369
Deferred licensing fees - current (Note 4)	4,166,676	4,192,980

Total current liabilities	24,397,238	24,258,114
Deferred licensing fees - non-current (Note 4)	40,798,594	43,285,451

Total liabilities	65,195,832	67,543,565

Stockholders' equity:
Series A Junior Participating preferred stock, $0.01 par value;
35,000 shares authorized, none issued and outstanding	--	--
Preferred stock, $0.01 par value; 1,000,000
shares authorized; none issued and outstanding	--	--
Common stock, par value $.0001 per share;
99,000,000 shares authorized; 31,634,444
and 31,494,237 shares issued and outstanding at
June 30, 2003 and December 31, 2002, respectively	3,163	3,149
Additional paid-in capital	259,938,943	259,854,489
Notes receivable for stock options	(160,571)	(593,034)
Deferred compensation	(2,216,406)	(3,707,038)
Unrealized gains on available for sale securities	92,738	343,947
Deficit accumulated during the development stage	(177,994,731)	(155,173,797)

Total stockholders' equity	79,663,136	100,727,716

Total liabilities and stockholders' equity	$144,858,968	$168,271,281

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)
Three and Six months ended June 30, 2003 and 2002 and the period from August 9, 1993
(inception) to June 30, 2003

					Period from
	Three months ended		Six months ended		August 9, 1993
	June 30,		June 30,		(inception) to
					June 30,
	2003	2002	2003	2002	2003

Revenues:
Contract, grant, license
and milestone revenue (Note 4)	$5,119,839	$10,458,217	$11,756,905	$10,775,556	$41,757,933

Operating expenses incurred
during the development stage:
Research and development	13,528,103	14,308,548	28,675,214	31,379,701	176,347,749
Marketing, general and
administrative	3,741,282	5,984,672	7,357,679	10,074,349	60,513,928

Total operating expenses	17,269,385	20,293,220	36,032,893	41,454,050	236,861,677

Loss from operations	(12,149,546)	(9,835,003)	(24,275,988)	(30,678,494)	(195,103,744)
Interest income	659,782	1,118,797	1,457,640	2,376,783	17,413,753
Interest expense	(1,672)	(10,202)	(2,586)	(16,760)	(304,740)

Net loss	$(11,491,436)	$(8,726,408)	$(22,820,934)	$(28,318,471)	$(177,994,731)

Basic and diluted net loss per
share:	$(0.36)	$(0.28)	$(0.72)	$(0.91)

Shares used in computing basic
and diluted net loss per share:	31,591,557	31,196,620	31,556,625	31,176,001

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)
Six months ended June 30, 2003 and 2002 and the
period from August 9, 1993 (inception) to June 30, 2003

			Period from August 9, 1993
	Six months ended		(inception) to
	June 30,		June 30,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(22,820,934)	$(28,318,471)	$(177,994,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	1,368,150	2,581,943	20,091,732
Non-cash warrant value	--	--	60,000
Depreciation expense	731,625	659,618	4,091,883
Non-cash proceeds from the trade of equipment	--	--	120,000
Gain on the sale of equipment and leasehold improvements	--	--	(61,639)
Issuance of common stock for technology license agreements	50,006	--	56,256
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,259,999	265,840	(1,801,171)
Accounts receivable from collaboration agreements	(1,753,143)	(8,827,535)	(9,255,522)
Other assets	(33,521)	(111,463)	(210,086)
Accounts payable	430,960	941,499	2,001,169
Deferred licensing fees	(2,513,161)	49,118,786	44,965,270
Accrued expenses	(292,525)	4,635,873	18,166,844

Net cash (used in) provided by operating activities	(23,572,544)	20,946,090	(99,769,995)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(4,555,297)	(911,724)	(11,651,407)
Proceeds from the sale of equipment and leasehold improvements	--	--	144,273
Purchase of short-term investments	(64,201,590)	(35,021,367)	(377,795,147)
Maturities of short-term investments	68,112,735	52,695,890	264,732,999

Net cash (used in) provided by investing activities	(644,152)	16,762,799	(124,569,282)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable
convertible preferred stock and Series B warrants	--	--	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	--	--	600,000
Net proceeds from issuance of restricted common stock and
exercise of common stock options	159,199	146,391	1,766,925
Proceeds from notes payable-related parties	--	--	1,000,000
Payment of notes payable	(66,831)	(302,906)	(1,769,925)
Proceeds received on notes receivable	440,259	173,974	864,775
Interest receivable converted to principal on notes	(10,051)	(49,534)	(128,924)
Proceeds from notes payable	93,824	176,175	1,832,474
Net proceeds from IPO	--	--	95,376,469
Net proceeds from issuance of newly registered shares of common stock	--	--	59,362,647

Net cash provided by financing activities	616,400	144,100	237,406,350

Net (decrease) increase in cash and cash equivalents	(23,600,296)	37,852,989	13,067,073
Cash and cash equivalents at beginning of period	36,667,369	50,017,499	--

Cash and cash equivalents at end of period	$13,067,073	$87,870,488	$13,067,073

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,586	$16,760	$214,865
Supplemental disclosure of noncash transactions:
Unrealized (losses) gains on available for sale securities	(251,209)	(359,901)	92,738
Deferred compensation from issuance of common stock,
restricted common stock and common stock options	--	118,326	23,993,767
Issuance of common stock for technology license agreements or for services	--	--	19,589
Conversion of Series A through H preferred stock for common stock	--	--	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	--	--	600,000
Conversion of bridge financing, including accrued interest, to
Series B mandatorily redeemable preferred stock	--	--	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

1.    ORGANIZATION AND BUSINESS ACTIVITIES

        Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, license, acquisition, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. In April 2002, the Company entered into a collaboration agreement with Glaxo Group Limited (“Glaxo”), an affiliate of GlaxoSmithKline plc, for the exclusive worldwide development and commercialization of its most advanced product candidate, alvimopan, for certain indications.

        The Company has not generated any product sales revenues and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through June 30, 2003 aggregated approximately $178.0 million, and the Company expects to continue to incur substantial losses in future periods. A significant portion of the Company’s revenue recognized in 2002 and to date in 2003 has been from reimbursement of expenses from Glaxo under the Company's collaboration agreement and it is expected that such revenues will be reduced in future periods as the related reimbursable expenses are expected to decrease. The Company’s future operations are heavily dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, alvimopan. There is no assurance that the Company will ever generate product sales or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

        The Company does not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting the Company's current cash and short-term investments, the Company will need to raise additional funds to finance its operating activities. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

 Principles of Consolidation

        The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2003 and for periods ended June 30, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.    COMPREHENSIVE LOSS

         In the Company’s annual consolidated financial statements, comprehensive loss is presented as a separate financial statement. For interim consolidated financial statements, the Company is permitted to disclose the information in the footnotes to the financial statements. The disclosures are required for comparative purposes.

        The following is the reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss	$(11,491,436)	$(8,726,408)	$(22,820,934)	$(28,318,471)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(237,830)	151,255	(251,209)	(359,901)

Comprehensive loss	$(11,729,266)	$(8,575,153)	$(23,072,143)	$(28,678,372)

 Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

3.     SHORT-TERM INVESTMENTS

        Short-term investments consist of investment-grade fixed income securities with original maturities of greater than three months including Corporate bonds and U.S. Treasury obligations. At June 30, 2003 and December 31, 2002, all short-term investments were carried as “available for sale” investments. All investment securities, including securities with maturities in excess of one year, are classified as current, as they can be sold at any time.

        The following summarizes the “available for sale” investments at June 30, 2003 and December 31, 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligation & agencies	$ 14,004,296	$ 114	$ 2,170	$ 14,002,240
Corporate bonds	99,057,852	192,712	97,918	99,152,646

June 30, 2003	$113,062,148	$192,826	$100,088	$113,154,886

Corporate bonds	$112,953,120	$381,409	$ 45,119	$113,289,410
U.S. Government obligations & agencies	4,020,173	7,657	--	4,027,830

December 31, 2002	$116,973,293	$389,066	$ 45,119	$117,317,240

At June 30, 2003, maturities of investments
were as follows:
Less than 1 year	$ 90,766,468	$192,712	$ 61,579	$ 90,897,601
1-5 years	22,295,680	114	38,509	22,257,285

June 30, 2003	$113,062,148	$192,826	$100,088	$113,154,886

4.    CONTRACT, GRANT, LICENSE AND MILESTONE REVENUES

        The following summarizes revenues for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Collaborative agreement cost
reimbursement	$4,078,171	$ 8,827,535	$ 9,255,522	$ 8,827,535
Amortization of up-front license fees	1,041,668	874,635	2,501,383	881,214
Grant revenue	--	506,047	--	616,807
License and milestone payments	--	250,000	--	450,000

Total revenue	$5,119,839	$10,458,217	$11,756,905	$10,775,556

Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

        In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. As a result of the application of Staff Accounting Bulletin (“SAB”) 101, the $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue of $1,041,668 and $2,083,337, respectively, was recognized in the three and six months ended June 30, 2003 related thereto. The Company may receive milestone payments of up to $220.0 million over the term of the agreement, upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and will be recognized as revenue if and when the milestones are achieved.

        The Company and Glaxo agreed to develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, the Company and Glaxo intend to co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. The Company has the overall responsibility for development activities for acute-care indications, such as postoperative ileus (“POI”), and Glaxo has overall responsibility for development activities for chronic-care indications, such as opioid bowel dysfunction (“OBD”). Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan for all indications, and the Company will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement, as well as certain rights to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications.

        External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its consolidated statements of operations pursuant to Emerging Issues Task Force (“EITF”) No. 99-19 and 01-14 as contract reimbursement revenue. Amounts reimbursable to Glaxo by the Company are recorded as research and development expense or marketing expense, as appropriate, on the Company’s consolidated statements of operations. The Company recorded contract reimbursement revenues of $4,078,171 and $9,255,522, respectively, in the three and six months ended June 30, 2003 under this arrangement. As of June 30, 2003 and December 31, 2002, $9,255,522 and $7,502,379, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

        In April 2000, the Company entered into a license agreement with Santen Pharmaceutical Co., Ltd. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South Korea and North Korea. A $500,000 non-refundable payment was paid to the Company upon execution of the agreement. Such amount was recorded as deferred revenue and was being recognized over the remaining patent life. In February 2003, Santen terminated this agreement and as a result, the Company recognized $418,046 as revenue in the first quarter of 2003.

Adolor Corporation
(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2003
(Unaudited)

5.     STOCK-BASED COMPENSATION

         The Company accounts for stock option issuances to employees and members of the Board of Directors in accordance with the provisions of Accounting Principals Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company does not record compensation expense on such option issuances when exercise prices equal fair market value at the date of grant. In those instances when the current fair market value of the underlying stock exceeds the exercise price of the options on the date of grant compensation expense is recorded on a straight-line basis over the respective vesting periods of such option grants. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” which allows entities to continue to apply the provisions of APB No. 25 for financial reporting purposes and provide pro forma net loss and pro forma net loss per share disclosures in the notes to the financial statements. Transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, are accounted for on a fair-value basis.

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of Statement No. 148, which were effective for financial statements issued after December 15, 2002, have been incorporated herein.

        Had the Company determined compensation cost under SFAS No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(11,491,436)	$(8,726,408)	$(22,820,934)	$(28,318,471)
Add: Stock-based employee compensation
expense included in reported net loss	826,717	1,224,116	1,464,687	2,463,617
Deduct: Total stock-based employee
compensation expense determined under fair
value based method	(1,874,716)	(1,894,229)	(3,738,691)	(3,485,303)

Pro forma net loss	$(12,539,435)	$(9,396,521)	$(25,094,938)	$(29,340,157)

Net Loss per share:
Basic and diluted-as reported	$(0.36)	$(0.28)	$(0.72)	$(0.91)
Basic and diluted-pro forma	$(0.40)	$(0.30)	$(0.80)	$(0.94)

6.     SUBSEQUENT EVENTS

        On July 23, 2003, the Company entered into an agreement with EpiCept Corporation (“EpiCept”), under which the Company obtained exclusive rights to develop and commercialize in North America EpiCept’s sterile lidocaine patch which is being developed for the management of postoperative incisional pain. The Company made a $2.5 million payment to EpiCept upon execution of the agreement, which will be recorded as a research and development expense in the quarter ending September 30, 2003. The Company may make up to $20.0 million in additional developmental milestone payments if certain clinical and regulatory achievements are reached.

ITEM 2.     MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

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

•     our intention to rely on third parties for manufacturing; and

•     our ability to raise additional capital.

        In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Report in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Certain Risks Related to our Business”) and discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

Our Company

        We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, license, acquisition, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. Our lead product candidate, alvimopan, is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. Our other product candidates are being designed as analgesics to treat moderate-to-severe pain conditions. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of alvimopan and an opioid that would be intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

        Alvimopan is being evaluated in acute and chronic indications. We have completed three Phase II clinical trials studying the use of alvimopan for the management of postoperative ileus (“POI”) that frequently follows abdominal surgery in which opioids are used for pain relief. Subsequently we initiated our alvimopan POI Phase III program consisting of four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) are double-blind, placebo-controlled multi-center studies each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients are randomized into three arms to receive placebo, 6 mg or 12 mg doses of alvimopan. The primary endpoint in these three studies is a composite measure of the time to recovery of both the upper and lower gastrointestinal functions as defined by time to tolerability of solid foods and time to first flatus or first bowel movement. The fourth POI clinical study in our Phase III program, POI 14CL306, is a double-blind, placebo-controlled multi-center study designed to enroll patients scheduled to undergo total abdominal simple hysterectomy and receiving opioids for pain relief. Under this protocol, patients are randomized to receive either alvimopan 12 mg (approximately 400 patients) or placebo (approximately 100 patients). This study was designed to assess safety and will also assess efficacy.

        In April 2003, we announced top-line results of our first Phase III clinical study POI 14CL302, which enrolled approximately 450 patients. A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of gastrointestinal function, in patients in the alvimopan 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.47; P<0.01). Time to recovery of gastrointestinal function was a composite measure of the time to recovery of both lower and upper gastrointestinal function as defined by time to first flatus or first bowel movement and time to tolerability of solid foods, whichever occurred last. A difference in favor of the alvimopan 6 mg treatment group versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. A positive trend was observed in the primary endpoint of the study for the alvimopan 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.23; P = 0.11). The results of this study have not been submitted to or reviewed by the U.S. Food and Drug Administration (“FDA”) or any other regulatory agency. The results from this study are not necessarily indicative of the results that may be obtained in the other Phase III studies of alvimopan in postoperative ileus, studies POI 14CL313, POI 14CL308 and POI 14CL306, which have not yet been completed and analyzed.

        Enrollment in study POI 14CL313 has been completed at approximately 500 patients and enrollment in study POI 14CL306 has also been completed at approximately 500 patients. Enrollment in study POI 14CL308 is continuing and is expected to be completed in the second half of 2003.

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

        We have also completed several Phase II and one Phase III clinical trial studying the use of alvimopan for the reversal of the severe constipating effects associated with chronic use of opioids. Overall responsibility for the development of alvimopan in chronic indications is now carried on by Glaxo.

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

        We believe there are opportunities to expand our product portfolio by the acquisition or in-licensing of products and/or product development candidates, and intend to explore and evaluate such opportunities.

        On July 23, 2003, we entered into an agreement with EpiCept, under which we obtained exclusive rights to develop and commercialize in North America EpiCept's sterile lidocaine patch which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, which will be recorded as a research and development expense in the quarter ending September 30, 2003. We may make up to $20.0 million in additional development milestone payments if certain clinical and regulatory achievements are reached.

        We have a small marketing organization to support our development efforts. We plan to build a sales force in the United States and expand our marketing organization to co-promote alvimopan along with Glaxo to surgeons, oncologists and pain management specialists in hospital-care settings, if regulatory approval is received. We intend to rely on Glaxo for sales and marketing of alvimopan outside the United States. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

        We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage aggregated approximately $178.0 million through June 30, 2003, and we expect to continue to incur substantial losses in future periods. A significant portion of our revenue recognized in 2002 and to date in 2003 has been from reimbursement of expenses from Glaxo under our collaboration agreement and it is expected that such revenues will be substantially reduced in future periods as the related reimbursable expenses are expected to decrease. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, alvimopan. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis. We do not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash and short-term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidates.

Collaboration Agreement with Glaxo

        In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. As a result of the application of SAB 101, the $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. We recognized revenue of $1,041,668 and $2,083,337, respectively, in the three and six months ended June 30, 2003 related thereto. We may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

        We and Glaxo have agreed to develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for development activities for acute-care indications such as postoperative ileus, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan for all indications, and we will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement as well as certain rights to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications.

        External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our consolidated statements of operations pursuant to EITF No. 99-19 and 01-14 as contract reimbursement revenue. Amounts owed to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our consolidated statement of operations.

        We recorded contract reimbursement revenue of $4,078,171 and $9,255,522, respectively, in the three and six months ended June 30, 2003 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred primarily in our POI development program. We expect contract reimbursement revenues to decline in future periods because we expect the costs of the POI development program to decrease. We also expect that we will incur expenses in connection with the OBD development program, including payments to Glaxo to reimburse them for our proportionate share of expenses they incur.

Liquidity and Capital Resources

        We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our stock as well as grant, license, milestone and contract revenues. Cash, cash equivalents and short-term investments were $126,221,959 at June 30, 2003, and $153,984,609 at December 31, 2002, representing 87.1% and 91.5% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities including Corporate bonds and United States government and agency securities.

        We believe that our current financial resources and sources of liquidity are adequate to fund operations into mid 2005 based on the level of research and development, marketing and administrative activities necessary to achieve our short-term objectives.

        The following is a summary of selected cash flow information for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
Net loss	$(22,820,934)	$(28,318,471)
Adjustments for non-cash operating items	2,149,781	3,241,561

Net cash operating loss	(20,671,153)	(25,076,910)
Net change in assets and liabilities	(2,901,391)	46,023,000

Net cash (used in) provided by operating activities	(23,572,544)	20,946,090

Net cash (used in) provided by investing activities	(644,152)	16,762,799

Net cash provided by financing activities	616,400	144,100

Net Cash (Used in) Provided By Operating Activities

        Net operating cash outflows for the six months ended June 30, 2003 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for alvimopan, and from the compensation of our employees.

        Net operating cash inflows for 2002 were primarily derived from a non-recurring, non-refundable and non-creditable signing fee of $50.0 million with Glaxo, grant and license revenues, and interest income on cash equivalents and short-term investments.

        Accounts receivable from collaboration agreements increased by $1,753,143 in the six months ended June 30, 2003, relating to our collaboration agreement with Glaxo. In July 2003, we received a payment of $5,080,464 from Glaxo.

Operating Cash Flow Requirements Outlook

        We expect to continue to use cash, cash equivalents and short-term investments to fund operating losses. We expect that our contract reimbursement revenue under our collaboration agreement with Glaxo will decline in future periods because we expect expenses related to the POI program to decrease as we complete our Phase III trials. However, depending on the outcome of these clinical trials and the results of regulatory reviews, these expenditures may increase due to the possible need to perform additional development work. We expect that other operating expenses will increase in future periods as a result of manufacturing scale-up efforts and in preparation for potential commercialization of our product candidates. Further, we may in-license or acquire product candidates which will require additional cash outlays, and we expect to use cash to reduce our accrued liability balances as we pay amounts owed vendors and contractors who have performed services on our behalf.

        Under the terms of the Glaxo agreement, we will reimburse Glaxo for external expenses incurred by it in the development of alvimopan for certain indications in the United States, pursuant to an agreed upon development plan and budget. We expect that as Glaxo incurs increasing expenses under our collaboration related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. We also expect to continue to incur expenses on our own account in the development of alvimopan, pursuant to an agreed upon development plan and budget, a portion of which are reimbursable to us by Glaxo. We expect to record these expenses as incurred.

Net Cash (Used in) Provided By Investing Activities

        Cash used in investing activities for the six months ended June 30, 2003 relates primarily to leasehold improvements undertaken in connection with our newly leased facility. Cash was provided by maturities of investments in 2002.

Investing Requirements Outlook

        We expect to use cash to complete our facility improvements in the third quarter of 2003 and make additional investments in information technology, laboratory and office equipment to support the continued expansion of our business.

Net Cash Provided By Financing Activities

Financing Requirements Outlook

        We do not expect to generate sales and positive cash flows from operations for at least the next several years, if ever. We expect to continue to use our cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $126.2 million as of June 30, 2003 will be sufficient to meet our currently estimated operating and investing requirements into mid 2005. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

Three Months Ended June 30, 2003 and 2002

        Contract, grant, license and milestone revenues.   Our revenues were $5,119,839 and $10,458,217 for the three months ended June 30, 2003 and 2002, respectively. Revenues recognized for the three months ended June 30, 2003 consisted of: (a) $4,078,171 for the reimbursement of expenses from Glaxo in connection with our collaboration agreement; and (b) $1,041,668 which represents amortization of the $50.0 million signing fee received from Glaxo, which is expected to be amortized into revenue on a straight-line basis through April, 2014. Revenues recognized for the three months ended June 30, 2002 consisted of: (a) $8,827,535 for the reimbursement of expenses from Glaxo; (b) $868,056 which represents amortization of the $50.0 million signing fee received from Glaxo; (c) a milestone payment of $250,000 from Santen Pharmaceutical Co., Ltd.; (d) $6,579 which is a portion of the $500,000 license fee received from Santen on signing the agreement with Santen in April 2000 and (e) $506,047 from a portion of the Small Business Innovation Research (SBIR) grants awarded to us by the National Institutes of Health (NIH) in September 2001.

        Our revenues decreased in the three months ended June 30, 2003 as compared to the same period of 2002 primarily from a decrease in the reimbursement of expenses pursuant to our collaboration agreement with Glaxo. The Glaxo agreement was signed in April 2002, and the revenues recognized in the second quarter of 2002 included $5.4 million and $3.4 million for the reimbursement of expenses incurred in the second and first quarters of 2002, respectively, as the reimbursement provisions of the agreement were retroactive to January 1, 2002.

        Research and development expenses.  Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug substance and drug product, stock-based compensation and other research expenses. Research and development expenses decreased to approximately $13.5 million for the three months ended June 30, 2003 from approximately $14.3 million for the three months ended June 30, 2002, principally relating to a decrease in expenditures associated with our Phase III clinical trial program.

        Marketing, general and administrative expenses.  Our marketing, general and administrative expenses decreased to approximately $3.7 million for the three months ended June 30, 2003 from approximately $6.0 million in the three months ended June 30, 2002, primarily due to costs associated with financial advisory fees and legal costs incurred in 2002 in connection with the execution of the Glaxo collaboration agreement, as well as decreases in marketing related expenses.

        Net interest income (expense).  Our interest income decreased to approximately $0.7 million for the three months ended June 30, 2003 from approximately $1.1 million for the same period in 2002 due to a reduction in investments balances and lower interest rates in 2003.

Six Months Ended June 30, 2003 and 2002

        Contract, grant, license and milestone revenues.   Our revenues were $11,756,905 and $10,775,556 for the six months ended June 30, 2003 and 2002, respectively. Revenues recognized for the six months ended June 30, 2003 consisted of: (a) $9,255,522 for the reimbursement of expenses from Glaxo in connection with our collaboration agreement; (b) $2,083,337 which represents amortization of the $50.0 million signing fee received from Glaxo, which is expected to be amortized into revenue on a straight-line basis through April, 2014; and (c) $418,046 which was recorded as revenue primarily related to the termination of a license agreement we had with Santen Pharmaceutical Co., Ltd. Revenues recognized for the six months ended June 30, 2002 consisted of: (a) $8,827,535 for the reimbursement of expenses from Glaxo; (b) $868,056 which represents amortization of the $50.0 million signing fee received from Glaxo; (c) a patent agreement fee of $200,000 from Toray Industries, Inc.; (d) a milestone payment of $250,000 from Santen on signing an agreement with Santen in April, 2000; (e) $13,158 which represents amortization of the $500,000 license fee from Santen; and (f) $616,807 from a portion of the SBIR grants awarded to us by the NIH in September 2001.

        Research and development expenses.  Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug substance and drug product, stock-based compensation and other research expenses. Research and development expenses decreased to approximately $28.7 million for the six months ended June 30, 2003 from approximately $31.4 million for the six months ended June 30, 2002 principally relating to decreased costs associated with conducting our Phase III clinical trial program.

        Marketing, general and administrative expenses.  Our marketing, general and administrative expenses decreased to approximately $7.4 million for the six months ended June 30, 2003 from approximately $10.1 million in the six months ended June 30, 2002, primarily due to costs associated with financial advisory fees and legal fees incurred in 2002 in connection with the Glaxo collaboration and a decrease in marketing related expenses.

        Net interest income (expense).  Our interest income decreased to approximately $1.5 million for the six months ended June 30, 2003 from approximately $2.4 million for the same period in 2002 due to a reduction in investments balances and lower interest rates in 2003.

Net Loss Outlook

        We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2003 aggregates approximately $178.0 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis.

        We expect contract reimbursement revenues from Glaxo to decline in future periods as we expect the costs of the POI development program to decrease. We also expect that we will incur substantial expenses in connection with the OBD development program, including payments to Glaxo for our proportionate share of expenses they incur.

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

        We have invested a significant portion of our time and financial resources since our inception in the development of alvimopan, and we anticipate that for the foreseeable future our potential to achieve revenues from product sales will be dependent on its successful clinical testing, regulatory approval in the United States and commercialization. Drug development is a highly uncertain process. We or Glaxo, with whom we are collaborating to develop alvimopan, may suffer significant setbacks in advanced clinical trials of alvimopan, even after achieving potentially promising results in earlier clinical trials. Even if the clinical trials of alvimopan are successful, prior to commercialization of alvimopan in the United States, we will have to submit, and the FDA will have to approve, a New Drug Application (“NDA”) for alvimopan. If our NDA, if any, for alvimopan is not approved by the FDA, or if approval is delayed, our ability to achieve revenues from product sales will be impaired and our stock price will be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results.

        Our alvimopan POI Phase III program consists of four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) are double-blind, placebo-controlled multi-center studies each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients are randomized into three arms to receive placebo, 6 mg or 12 mg doses of alvimopan. The primary endpoint in these three studies is a composite measure of the time to recovery of both the upper and lower gastrointestinal functions as defined by time to tolerability of solid foods and time to first flatus or first bowel movement.

        In April 2003, we announced top-line results of our first Phase III clinical study (POI 14CL302) for alvimopan in the management of POI. A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of gastrointestinal function, in patients in the alvimopan 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.47; P<0.01). Time to recovery of gastrointestinal function was a composite measure of the time to recovery of both lower and upper gastrointestinal function as defined by time to first flatus or first bowel movement and time to tolerability of solid foods, whichever occurred last. A difference in favor of the alvimopan 6 mg treatment group versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. A positive trend was observed in the primary endpoint of the study for the alvimopan 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.23; P = 0.11).

        The results of study POI 14CL302 have not been submitted to or reviewed by the FDA or any other regulatory agency. The results from this study are not necessarily indicative of the results that may be obtained in the phase III studies of alvimopan in POI which have not yet been completed and analyzed. While we believe the results of study POI 14CL302, if confirmed in our additional studies, support our goal of submitting a New Drug Application for alvimopan, there can be no assurance that the FDA will concur with that assessment. The difference from placebo was not statistically significant in the 12 mg treatment group, and there can be no assurance that this outcome will not occur again in our further clinical testing, or that the 6 mg treatment group will again achieve a statistically significant difference. There can also be no assurance that the outcome of study POI 14CL302 or further studies will be considered clinically meaningful, and this determination is necessary for approval of alvimopan for commercial sale.

        Our fourth POI clinical study in our Phase III program (POI 14CL306) is a double-blind, placebo-controlled multi-center study designed to enroll patients scheduled to undergo total abdominal simple hysterectomy and receiving opioids for pain relief. Under this protocol, patients are randomized to receive either alvimopan 12 mg doses (approximately 400 patients) or placebo (approximately 100 patients). This study was designed to assess safety and will also assess efficacy.

        Enrollment in study POI 14CL313 has been completed at approximately 500 patients and enrollment in study POI 14CL306 has also been completed at approximately 500 patients. Enrollment in study POI 14CL308 is continuing and is expected to be completed in the second half of 2003.

        Clinical trials in our Phase III program use drug product incorporating active pharmaceutical ingredient manufactured by two different contract manufacturing facilities, one of which is no longer in business. Our efforts to obtain regulatory approval may be impaired as a result of using material from two different contract manufacturing facilities.

        The results from any one or all of our clinical trials may be negative. Negative results from one or more of these clinical trials will adversely affect our ability to obtain regulatory approval for alvimopan. Adverse safety findings from one or more of these studies will adversely affect our ability to obtain regulatory approval. Even if we conclude that the results from our preclinical studies and clinical trials are positive, the FDA may not agree with us because the FDA may evaluate the results by different methods or conclude that the clinical trial results are not clinically meaningful or that there were human errors in the conduct of the clinical trials or otherwise.

        The results of one or both of the dose comparisons in each study that includes multiple dose comparisons may be negative. Because the studies are intended to be confirmatory and each study involves multiple comparisons (i.e. two doses of alvimopan versus placebo), under statistical techniques, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P < 0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P < 0.05, the other dose comparison in that study will need to reach a significance level of P < 0.025 to be considered statistically significant, as was the case in Study POI 14CL302. We may not achieve positive statistical results in these studies.

        To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. To achieve this approval, we will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with extensive regulatory requirements, commonly known as current good manufacturing practices (“cGMPs”). FDA approval for our contract manufacturing facilities to manufacture alvimopan may not be obtained. We will be required to submit extensive preclinical data in our NDA, if any, which satisfies the FDA regulatory requirements. We may fail to meet the FDA’s standards on any one of these or other elements required in an NDA.

        Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, if any, there is a risk that the FDA will require additional data and information that we are unable to provide.

        We have completed several Phase II trials and one Phase III clinical trial studying the use of alvimopan for the reversal of the severe constipating effects associated with chronic use of opioids. The overall responsibility for the development of alvimopan in chronic indications is now carried on by Glaxo. Additional long-term animal toxicity studies are necessary to support further development of alvimopan in OBD. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for alvimopan, including its prospects for use in POI. Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further OBD studies, or in clinical studies in the POI indication. Additional studies for chronic OBD investigating longer duration of patient exposure and different dosing strategies, as well as preclinical toxicology studies, will be required prior to initiating the confirming clinical studies required to be successfully completed before any NDA could be filed for use of alvimopan in OBD.

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

        The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. The market price for our common stock is highly dependent on the results of our clinical trials, in particular our Phase III clinical trials of alvimopan in POI. There can be no assurance that accrual will be completed within expected timeframes or that the results of any of our Phase III clinical trials will be positive. Failure to achieve positive results in any or all of these studies would adversely impact the market price of our common stock.

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

•      period-to-period fluctuations in our financial results; and

•      the general performance of the equity markets and in particular, the biopharmaceutical sector of the equity markets.

        Following periods of volatility and decline in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation of this type is often extremely expensive and diverts management’s attention and resources.

      If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

        We believe our existing cash, cash equivalents and short-term investments as of June 30, 2003 of approximately $126.2 million will be sufficient to meet our currently estimated operating and investing requirements into mid 2005. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of June 30, 2003, we have incurred a cumulative net loss of approximately $178.0 million. Even if we succeed in developing a commercial product, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

      We are dependent on our collaborators to perform their obligations under our collaboration agreements. If conflicts arise between our collaborators or advisors and us, they may act in their self-interest.

        In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of alvimopan for certain indications. We and Glaxo agreed to develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any. We have overall responsibility for the development of acute-care indications, such as POI, and Glaxo has overall responsibility for the development of chronic-care indications, such as OBD. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. We depend on Glaxo to provide us with substantial assistance and expertise in the development of alvimopan. Any failure of Glaxo to perform its obligations under our agreement could negatively impact our product candidate, alvimopan, and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreement and would delay our achievement, if any, of profitability. In the near term, our success will largely depend upon the success of our collaboration with Glaxo to further develop alvimopan and our success in obtaining regulatory approval to commercialize alvimopan.

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

•      the number and types of patients available for extensive clinical trials may vary;

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

      If we are unable to contract with third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements, we may be unable to obtain regulatory approvals, or to meet demand for our products.

        Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended and expect to continue to depend on our collaborators or third parties for the manufacture of our compounds for preclinical, clinical and commercial purposes in their manufacturing facilities. We are highly dependent on our current contract manufacturers because we have developed our manufacturing processes and controls with them. It is difficult and expensive to change contract manufacturers for pharmaceutical products, particularly when the products are under regulatory review in an NDA process.

        To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. FDA approval for our contract manufacturing facilities to manufacture alvimopan may not be obtained.

        We will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with extensive regulatory requirements, commonly known as good manufacturing practices (“cGMPs”). Under cGMPs, our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of alvimopan. If these third party manufacturers fail to perform in compliance with these regulations, we may be compelled to delay our development efforts. Our products may be in competition with other products for access to facilities of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to delays in manufacture if outside contractors give other products greater priority than our products. For this and other reasons, third parties may not be able to manufacture these products in a cost-effective or timely manner. If the manufacture of these products does not occur in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products, if any are approved, on a timely basis could be impaired or precluded. We may not be able to enter into necessary third-party manufacturing arrangements on acceptable terms, if at all. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if any are approved, on a timely and competitive basis.

        We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval.

        We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, stringent enrollment requirements, slow rate of enrollment, competition with other clinical trials for eligible patients, and geographical considerations and other factors. We contract with third parties to conduct our clinical trials, including the clinical trials in our Phase III POI program. We are subject to the risk that these third parties fail to perform their obligations properly and in compliance with applicable FDA regulations.

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

        If the use of drugs or techniques which reduce the requirement for mu-opioids increases, the demand for alvimopan would be decreased. Various techniques to reduce the use of opioids are used in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the post-operative period can reduce or eliminate the use of opioids. Non-steroidal inflammatory agents may also reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics which act at non-mu-opioid receptors to provide pain relief or to enhance opioid analgesia are under development but have not yet demonstrated wide clinical applicability in humans. While each of these opioid alternatives has limitations and opioid use continues at significant levels, further adoption of such alternatives would reduce potential future demand for alvimopan.

      If competitors develop and market products that are more effective, have fewer side effects, are less expensive than our product candidates or offer other advantages our commercial opportunities will be limited.

        Other companies have product candidates in clinical trials to treat the conditions for which we are seeking to ultimately treat. These competing potential drugs may result in effective, commercially successful products. Even if our collaborators or we are successful in developing effective drugs, our products may not compete effectively with these products or other successful products. Our competitors may succeed in developing products either that are more effective than those that we may develop, or that they market before we market any products we may develop.

        Our competitors include fully integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

•     attract qualified personnel;

•     attract partners for acquisitions, joint ventures or other collaborations; and

•     license proprietary technology that is competitive with our technology.

        The successful entrance by our competitors into partnering arrangements or license agreements with academic research institutions will preclude us from pursuing those specific opportunities. Since each of these opportunities is unique, we may not be able to find an acceptable substitute.

      Third parties are conducting or will conduct many of our product development activities and almost all of our manufacturing activities. If these third parties fail to perform these functions satisfactorily and in compliance with regulatory requirements, our product development could be delayed.

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

        The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we will obtain regulatory clearance for any product candidate we develop. We cannot market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and the FDA’s extensive regulatory clearance process. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources for research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Since neither the FDA nor international regulatory authorities have approved peripherally restricted narcotic antagonist drugs for marketing, we do not know whether our research and clinical approaches to developing new products for the pain management market will lead to drugs that the FDA will consider safe and effective for indicated uses. Before receiving FDA approval to market a product, we must demonstrate that the product candidate is safe and effective in the patient population that will be treated. Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

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

•     must conform with the FDA's good clinical practice regulations;

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

        We may breach the agreements under which we license commercialization or development rights and may thereby lose license rights that are important. We license rights to products and technology that are relevant to our business, including among others our exclusive worldwide license to alvimopan from Roberts Laboratories, Inc. and our license from Eli Lilly relating to peripherally selective opioid antagonists. We are subject to various obligations with respect to these agreements, including development responsibilities, royalty and other payments and regulatory obligations. If we fail to comply with these requirements or otherwise breach a license agreement or contract, the licensor or other contracting party may have the right to terminate the license or contract in whole or in part or change the exclusive nature of the arrangement. In such event we would not only lose all or part of the benefit of the arrangement but also may be exposed to potential liabilities for breach in the form of damages or other penalties.

      It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights;
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

        Others have filed and in the future are likely to file patent applications covering products and technologies that are similar, identical or competitive to ours. Others may have patents or patent applications that may overlap with patents or a patent application that we have in-licensed covering certain receptors. We cannot assure that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, nor that we or our licensor will not be involved in interference proceedings before the United States Patent and Trademark Office.

        Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that will prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. Any patent related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume substantial managerial and financial resources.

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

        Others may hold proprietary rights that will prevent our product candidates from being marketed unless we are able to obtain a license to those proprietary rights. We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license such technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not fully control the prosecution of patents relating to in-licensed technology, and accordingly are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

      If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

        We currently have no sales or distribution capability and limited marketing capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain FDA approval, we intend to market some products directly and rely on relationships with established pharmaceutical companies to market other products. To market any of our products directly, we must develop a marketing and sales force with technical expertise and with supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

      Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

        Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

•     government and health administration authorities; or

•     private health insurers and third party payors.

        The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future and may impede patients’ ability to obtain reimbursement under their insurance program for our products. Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products, and our ability to realize royalties from such commercialization.

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

•     issue equity securities that would dilute our current stockholders' percentage ownership;

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

        We are not in a position to predict what, if any, collaborations, alliances or other transactions may result or how, when or if these activities would have a material effect on us or the development of our business.

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

Recently Issued Accounting Pronouncements

        On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.

        Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

        The Company did not enter into any financial instruments within the scope of the Statement during June 2003. As a result of adopting the Statement in July 2003 for existing financial instruments entered into on or before May 31, 2003, there was no impact on the consolidated financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A substantial portion of our assets are investment grade debt instruments, including corporate securities and direct obligations of the U.S. Treasury. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our investment portfolio at June 30, 2003 totaled approximately $113.2 million, and the weighted-average interest rate return on the portfolio was approximately 1.97%, with maturities of investments ranging up to 23 months.

ITEM 4.     CONTROLS AND PROCEDURES

        For the quarterly period ending June 30, 2003 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of June 30, 2003, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s management, including the Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        Additionally, our President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        In December 2002, a complaint entitled Tajrezaei et al. v. Principal Life Insurance Company and Adolor Corporation was filed in the Philadelphia County Court of Common Pleas. This complaint alleged, among other things, that we were negligent in failing to notify a former employee of his conversion rights under a certain group life insurance policy at the termination of his employment. The former employee died and the complaint was filed on behalf of members of his immediate family. This case was removed to federal court and has been resolved by out of court settlement. Adolor’s portion of the settlement proceeds was paid by its insurer, and the settlement did not have a material negative impact on our financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 13, 2003, we held our Annual Meeting of Stockholders in Malvern, Pennsylvania. The following matters were submitted to a vote of security holders.

        Our stockholders voted to elect the following members of our Board of Directors for terms of 3 years each:

NOMINEE	IN FAVOR	AGAINST	ABSTAIN
Bruce A. Peacock	25,544,930	--	686,451
David M. Madden	25,329,247	--	902,134
Robert T. Nelsen	25,329,263	--	902,118

        Our directors who continued after the meeting include two Class III directors whose term expires in 2004, Paul Goddard, Ph.D., and Claude Nash, Ph.D. and one Class I director whose term expires in 2005, Ellen Feeney.

        Our stockholders voted as follows to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2003: 25,328,733 shares were voted in favor of ratification, 891,651 shares were voted against ratification, and 10,997 shares abstained from voting.

        Our stockholders approved the Adolor Corporation 2003 Stock-Based Incentive Compensation Plan (the “Plan”) as follows: 15,483,042 shares were voted in favor of the Plan, 4,752,747 shares were voted against the Plan, 23,526 shares abstained from voting, and 5,972,066 were broker non-votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

(a)     The following exhibits are filed as part of this Report on Form 10-Q:

        10.1 Adolor Corporation Amended and Restated 1994 Equity Compensation Plan.1, 4

        10.2 Adolor Corporation 2003 Stock-Based Incentive Compensation Plan.1, 4

        10.3 Consulting Agreement between the Company and Paul Goddard dated as of July 28, 2003. 1, 4

        31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 1

        31.2 Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 1

        32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. 1

        32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. 1

_________________

1 Filed herewith.

4 Compensation plan or arrangement in which directors and executive officers are eligible to participate.

(b)     We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

(1)

We filed a Current Report on Form 8-K on April 2, 2003 to discuss the results of the Company’s first Phase III Clinical Trial (POI 14CL302) for product candidate alvimopan in the management of postoperative ileus.

(2)

We filed a Current Report on Form 8-K on April 14, 2003 to announce the retirement of Peter Schied, the Company’s Senior Vice President and Chief Financial Officer, and the appointment of Michael Dougherty as Senior Vice President, Chief Operating Officer and Chief Financial Officer, both effective April 30, 2003.

(3)	We filed a Current Report on Form 8-K on May 14, 2003 to report, pursuant to Item 12, the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION
Date: August 7, 2003	By: /s/ Bruce A. Peacock
Bruce A. Peacock President and Chief Executive Officer
By: /s/ Michael R. Dougherty
Michael R. Dougherty Senior Vice President, Chief Operating Officer and Chief Financial Officer