Form 10-Q
period 2003-09-30
ADOLOR CORP
filed 2003-10-29
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-30039

ADOLOR CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1429198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

700 Pennsylvania Drive

Exton, Pennsylvania 19341

(Address of Principal Executive Offices and Zip Code)

484-595-1500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

Number of shares outstanding of the issuer’s Common Stock, par value $.0001 per share, as of October 10, 2003: 31,681,107 shares.

ADOLOR CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and the period from August 9, 1993 (inception) to September 30, 2003	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and the period from August 9, 1993 (inception) to September 30, 2003	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	27

	Signatures	28

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

September 30, 2003 and December 31, 2002

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$8,374,899	$36,667,369
Restricted cash (Note 3)	931,563	—
Short-term investments (Note 3)	105,558,876	117,317,240
Accounts receivable from collaboration agreement (Note 4)	3,806,637	7,502,379
Prepaid expenses and other current assets	1,519,244	3,061,170

Total current assets	120,191,219	164,548,158
Equipment and leasehold improvements, net	7,950,853	3,546,558
Other assets	169,915	176,565

Total assets	$128,311,987	$168,271,281

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$31,275	$35,556
Accounts payable	719,721	1,570,209
Accrued expenses	17,036,023	18,459,369
Deferred licensing fees – current (Note 4)	4,166,676	4,192,980

Total current liabilities	21,953,695	24,258,114
Deferred licensing fees – non-current (Note 4)	39,756,925	43,285,451

Total liabilities	61,710,620	67,543,565

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized, none issued and outstanding	—	—
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.0001; 99,000,000 shares authorized; 31,680,823 and 31,494,237 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	3,168	3,149
Additional paid-in capital	260,074,357	259,854,489
Notes receivable	(56,397)	(593,034)
Deferred compensation	(1,629,421)	(3,707,038)
Unrealized gains on available for sale securities	42,361	343,947
Deficit accumulated during the development stage	(191,832,701)	(155,173,797)

Total stockholders’ equity	66,601,367	100,727,716

Total liabilities and stockholders’ equity	$128,311,987	$168,271,281

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and Nine months ended September 30, 2003 and 2002 and the period from August 9, 1993

(inception) to September 30, 2003

	Three months ended September 30,		Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30,
	2003	2002	2003	2002	2003
Revenues:
Contract, grant, license and milestone revenue (Note 4)	$4,848,306	$9,068,054	$16,605,211	$19,843,610	$46,606,239

Operating expenses incurred during the development stage:
Research and development	14,551,187	23,382,744	43,226,401	54,762,445	190,898,936
Marketing, general and administrative	4,651,805	6,954,832	12,009,484	17,029,181	65,165,733

Total operating expenses	19,202,992	30,337,576	55,235,885	71,791,626	256,064,669

Loss from operations	(14,354,686)	(21,269,522)	(38,630,674)	(51,948,016)	(209,458,430)

Interest income	546,218	1,111,889	2,003,858	3,488,672	17,959,971
Other expense	(29,502)	(919)	(32,088)	(17,679)	(334,242)

Net loss	$(13,837,970)	$(20,158,552)	$(36,658,904)	$(48,477,023)	$(191,832,701)

Basic and diluted net loss per share	$(0.44)	$(0.65)	$(1.16)	$(1.55)

Shares used in computing basic and diluted net loss per share	31,662,872	31,238,774	31,592,436	31,197,046

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30, 2003 and 2002 and the

period from August 9, 1993 (inception) to September 30, 2003

	Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30,
	2003	2002	2003
Cash flows from operating activities:
Net loss	$(36,658,904)	$(48,477,023)	$(191,832,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	2,036,521	6,801,037	20,760,103
Non-cash warrant value	—	—	60,000
Depreciation expense	1,180,755	1,011,500	4,541,013
Non-cash proceeds from the trade of equipment	—	—	120,000
(Gain)/loss on the sale/disposal of equipment and leasehold improvements	28,744	—	(32,895)
Issuance of common stock for technology license agreements	50,006	—	56,256
Changes in assets and liabilities:
Restricted cash	(931,563)	—	(931,563)
Prepaid expenses and other current assets	1,541,926	(204,427)	(1,519,244)
Accounts receivable from collaboration agreements	3,695,742	(7,916,418)	(3,806,637)
Other assets	6,650	5,470	(169,915)
Accounts payable	(850,488)	1,002,383	719,721
Deferred licensing fees	(3,554,830)	48,070,539	43,923,601
Accrued expenses	(1,423,346)	8,594,421	17,036,023

Net cash (used in) provided by operating activities	(34,878,787)	8,887,482	(111,076,238)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(5,613,794)	(1,347,528)	(12,709,904)
Proceeds from the sale of equipment and leasehold improvements	—	—	144,273
Purchase of short-term investments	(122,591,122)	(79,017,854)	(436,184,679)
Maturities of short-term investments	134,047,900	73,981,562	330,668,164

Net cash provided by (used in) investing activities	5,842,984	(6,383,820)	(118,082,146)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	213,233	223,223	1,820,959
Proceeds from notes payable-related parties	—	—	1,000,000
Payment of notes payable	(98,105)	(346,950)	(1,801,199)
Proceeds received on notes receivable	544,432	204,985	968,948
Interest receivable converted to principal on notes	(10,051)	(49,534)	(128,924)
Proceeds from notes payable	93,824	176,175	1,832,474
Net proceeds from IPO	—	—	95,376,469
Net proceeds from issuance of newly registered shares of common stock	—	—	59,362,647

Net cash provided by financing activities	743,333	207,899	237,533,283

Net (decrease) increase in cash and cash equivalents	(28,292,470)	2,711,561	8,374,899
Cash and cash equivalents at beginning of period	36,667,369	50,017,499	—

Cash and cash equivalents at end of period	$8,374,899	$52,729,060	$8,374,899

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,344	$17,679	$215,623
Supplemental disclosure of noncash transactions:
Unrealized (losses) gains on available for sale securities	(301,586)	(464,883)	42,361
Deferred compensation from issuance of common stock, restricted common stock and common stock options	145,007	118,326	24,138,774
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. Our lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics in the gastrointestinal tract. Our other product candidates are being designed as analgesics to treat moderate-to-severe pain conditions.

The Company has not generated any product sales revenues and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through September 30, 2003 aggregated approximately $191.8 million, and the Company expects to continue to incur substantial losses in future periods. A significant portion of the Company’s revenue recognized in 2002 and to date in 2003 has been from reimbursement of expenses from Glaxo Group Limited (“Glaxo”) under the Company’s collaboration agreement and it is expected that such revenues will be reduced in future periods as the related reimbursable expenses are expected to decrease. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, alvimopan. There is no assurance that the Company will ever generate product sales or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

The Company does not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting the Company’s current cash and short-term investments, the Company will need to raise additional funds to finance its operating activities. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

Principles of Consolidation

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2003 and for periods ended September 30, 2003 and 2002, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(13,837,970)	$(20,158,552)	$(36,658,904)	$(48,477,023)
Unrealized losses on available for sale securities	(50,377)	(104,982)	(301,586)	(464,883)

Comprehensive loss	$(13,888,347)	$(20,263,534)	$(36,960,490)	$(48,941,906)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

3.	RESTRICTED CASH AND SHORT-TERM INVESTMENTS

The Company had restricted cash of $931,563 as of September 30, 2003, representing cash balances securing a letter of credit with a third party beneficiary established in connection with the financing of leasehold improvement for our newly leased facility.

All investment securities, including securities with maturities in excess of one year, are classified as short-term, as they can be sold at any time. Short-term investments consist of investment-grade fixed income securities with original maturities of greater than three months and include Corporate bonds and U.S. Treasury obligations. All short-term investments are classified as “available for sale” investments.

The following summarizes the short-term investments at September 30, 2003 and December 31, 2002:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$50,501,304	$76,214	$(89,491)	$50,488,027
U.S. Government obligation and agencies	55,015,211	67,459	(11,821)	55,070,849

September 30, 2003	$105,516,515	$143,673	$(101,312)	$105,558,876

Corporate bonds	$112,953,120	$381,409	$(45,119)	$113,289,410
U.S. Government obligations & agencies	4,020,173	7,657	—	4,027,830

December 31, 2002	$116,973,293	$389,066	$(45,119)	$117,317,240

At September 30, 2003, maturities of investments were as follows:
Less than 1 year	$66,771,493	$76,691	$(11,587)	$66,836,597
1-5 years	38,745,022	66,982	(89,725)	38,722,279

September 30, 2003	$105,516,515	$143,673	$(101,312)	$105,558,876

4.	CONTRACT, GRANT, LICENSE AND MILESTONE REVENUES

The following summarizes revenues for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Collaborative agreement cost reimbursement	$3,806,637	$7,916,418	$13,062,159	$16,743,953
Amortization of up-front license fees	1,041,669	1,048,247	3,543,052	1,929,461
Grant revenue	—	103,389	—	720,196
License and milestone payments	—	—	—	450,000

Total revenue	$4,848,306	$9,068,054	$16,605,211	$19,843,610

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. As a result of the application of Staff Accounting Bulletin (“SAB”) 101, the $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue of $1,041,669 and $3,125,006, respectively, was recognized in the three and nine months ended September 30, 2003 related thereto. The Company may receive milestone payments of up to $220.0 million over the term of the agreement, upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and will be recognized as revenue if and when the milestones are achieved.

The Company and Glaxo agreed to develop alvimopan for a number of acute and chronic indications which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, the Company and Glaxo intend to co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. The Company has overall responsibility for development activities for acute care indications, such as postoperative ileus (“POI”), and Glaxo has overall responsibility for development activities for chronic care indications, such as opioid bowel dysfunction (“OBD”). Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan for all indications, and the Company will receive royalties on sales revenues, if any. Glaxo has certain rights to terminate the collaboration agreement, as well as certain rights to terminate its rights and obligations with respect to the acute-care indications and/or chronic-care indications.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its consolidated statements of operations pursuant to Emerging Issues Task Force (“EITF”) No. 99-19 and 01-14 as contract reimbursement revenue. Amounts reimbursable to Glaxo by the Company are recorded as research and development expense or marketing expense, as appropriate, on the Company’s consolidated statements of operations. The Company recorded contract reimbursement revenues of $3,806,637 and $13,062,159, respectively, in the three and nine months ended September 30, 2003 under this arrangement. As of September 30, 2003 and December 31, 2002, $3,806,637 and $7,502,379, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

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

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

5.	STOCK-BASED COMPENSATION

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

Had the Company determined compensation cost under FASB Statement No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(13,837,970)	$(20,158,552)	$(36,658,904)	$(48,477,023)
Add: Stock-based employee compensation expense included in reported net loss	664,265	4,119,189	2,128,952	6,582,806
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,865,465)	(3,919,511)	(5,604,156)	(7,404,814)

Pro forma net loss	$(15,039,170)	$(19,958,874)	$(40,134,108)	$(49,299,031)

Net Loss per share:
Basic and diluted-as reported	$(0.44)	$(0.65)	$(1.16)	$(1.55)
Basic and diluted-pro forma	$(0.47)	$(0.64)	$(1.27)	$(1.58)

ITEM 2.	MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion, and announcement of trial results;

•	anticipated trial results and regulatory filing dates for our product candidates;

•	the status and anticipated timing of regulatory approval, if any, for our product candidates;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	our intentions regarding the establishment of collaborations;

•	anticipated efforts of our collaborators;

•	estimates of the market opportunity and the commercialization plans for our product candidates, including our plans for the establishment of a sales force;

•	our intention to rely on third parties for manufacturing;

•	our ability to raise additional capital; and

•	our ability to acquire or in-license products or product candidates.

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

We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. Given the uncertainties affecting pharmaceutical companies in the development stage, you are cautioned not to place undue reliance on any such forward looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation to (and expressly disclaim any such obligation to) publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events, or otherwise.

Our Company

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. Our lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. Our other product candidates are being designed as analgesics to treat moderate-to-severe pain conditions.

Alvimopan is being evaluated in acute and chronic indications. We have completed three Phase II clinical trials studying the use of alvimopan for the management of POI that frequently follows abdominal surgery in which opioids are used for pain relief. Subsequently we initiated our alvimopan POI Phase III program consisting of four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) are double-blind, placebo-controlled multi-center studies each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients are randomized into three arms to receive placebo, 6 mg or 12 mg doses of alvimopan. The primary endpoint in these three efficacy studies is time to recovery of gastrointestinal function, a composite measure of the time to recovery of both the upper and lower gastrointestinal functions, as defined by time to tolerability of solid foods and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, is a double-blind, placebo-controlled multi-center observational safety study under which patients are randomized to receive either alvimopan 12 mg (413 patients) or placebo (106 patients). We estimate that the four Phase III clinical trials will enroll over 2,100 patients in total, including over 900 patients of the 12 mg dose. We are targeting filing a new drug application for alvimopan late in the first half of 2004.

In April 2003, we announced top-line results of our first POI Phase III clinical study, POI 14CL302. Study POI 14CL302 enrolled 451 patients, and was designed to include large bowel resection patients, and radical hysterectomy patients as well as simple hysterectomy patients (21% of enrolled patients). A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of gastrointestinal function, in patients in the alvimopan 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.44; P<0.01). A difference in favor of the alvimopan 6 mg treatment group versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. A positive trend was observed in the primary endpoint of the study for the alvimopan 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.23; P = 0.11).

The hazard ratio measures the degree of difference between the study drug group and the placebo group. A hazard ratio of 1 would indicate no difference between the study drug group and the placebo group in achieving the endpoint. A hazard ratio of 1.5 means that, on the average during the course of the data collection period, the subjects receiving test drug are 50% more likely to achieve the endpoint. Statistical analyses estimate the probability that a positive effect is actually produced by the drug. This probability is expressed as a “p value” which refers to the likelihood that the difference measured between the drug group and the placebo group occurred just “by chance”. For example, when a p value is reported as p<0.05, the probability that the drug produced an effect “by chance” is less than 5%.

In September 2003, we announced top-line results of our second POI Phase III clinical study, POI 14CL313. Study POI 14CL313 enrolled 510 patients and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, and exclude simple hysterectomy patients. A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of gastrointestinal function, in both the alvimopan 6 mg and 12 mg treatment groups compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.28; P < 0.05; for 12 mg group, hazard ratio = 1.54; P < 0.01). A difference in favor of alvimopan was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written.

In October 2003, we announced top-line results of our third POI Phase III clinical study, POI 14CL306, which enrolled 519 patients. This study was designed to assess safety as its primary objective, and to assess efficacy as a secondary objective and to enroll only patients scheduled to undergo simple hysterectomy procedures. Study POI 14CL306 was the first study where dosing continued on an out-patient basis after patients were discharged from the hospital. Alvimopan was generally well tolerated in this observational safety study with 93% of patients completing treatment in the alvimopan 12 mg treatment group and 92% of patients completing treatment in the placebo group.

The results of studies POI 14CL302, POI 14CL313 and POI 14CL306 have not been submitted to or reviewed by the FDA or any other regulatory agency. The results from these studies are not necessarily indicative of the results that may be obtained in the other Phase III study of alvimopan in postoperative ileus, study POI 14CL308, which has not yet been completed, analyzed, and reported.

We expect to announce completion of enrollment in study POI 14CL308 in the fourth quarter of 2003. This study was designed to enroll approximately 660 patients, and includes large bowel resection patients, small bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (target 14% of enrolled patients.)

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan for certain indications. The companies have agreed to co-develop alvimopan for a number of acute and chronic indications which would potentially involve the use of alvimopan in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002 and we may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives.

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

In July 2003, we entered into an agreement with EpiCept Corporation (“EpiCept”) under which we licensed exclusive rights to develop and commercialize in North America EpiCept’s sterile lidocaine patch which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement and may make up to $20.0 million in additional development milestone payments if certain clinical and regulatory achievements are reached. The $2.5 million payment was recorded as research and development expense in the quarter ended September 30, 2003 as the underlying technology licensed has not reached technological feasibility and has no alternative uses.

We maintain an internal discovery research effort directed toward the development of compounds designed to elicit potential analgesic effects by targeting peripheral and central opioid receptors, including the delta, kappa and mu receptors. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of alvimopan and an opioid that would be intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

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

We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage aggregated approximately $191.8 million through September 30, 2003, and we expect to continue to incur substantial losses in future periods. A significant portion of our revenue recognized in 2002 and to date in 2003 has been from reimbursement of expenses from Glaxo under our collaboration agreement and it is expected that such revenues will be substantially reduced in future periods as the related reimbursable expenses are expected to decrease. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, alvimopan. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis. We do not expect to generate a positive cash flow from operations for the next several years, if ever. Prior to exhausting our current cash and short-term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidates.

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of alvimopan for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. As a result of the application of SAB 101, the $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. We recognized revenue of $1,041,669 and $3,125,006, respectively, in the three and nine months ended September 30, 2003 related thereto. We may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop alvimopan for a number of acute and chronic indications which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as OBD. Outside the United States, Glaxo will be responsible for the development and commercialization of alvimopan for all indications, and we will receive royalties on sales revenues, if any.

Glaxo has certain rights to terminate the collaboration agreement as well as certain rights to terminate its rights and obligations with respect to the acute care indications and/or chronic care indications.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our consolidated statements of operations pursuant to EITF No. 99-19 and 01-14 as contract reimbursement revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our consolidated statement of operations.

We recorded contract reimbursement revenue of $3,806,637 and $13,062,159, respectively, in the three and nine months ended September 30, 2003 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred by us primarily in our POI development program. Additionally, we incurred research and development expense of $1,369,202 and $1,567,574, respectively, in the three and nine months ended September 30, 2003 representing reimbursement by us to Glaxo of expenses incurred by Glaxo primarily in the OBD development program. We expect contract reimbursement revenues to decline in future periods because we expect the costs of the POI development program to decrease. We also expect that we will incur increasing expenses in future periods in connection with the OBD development program, including payments to Glaxo to reimburse them for our proportionate share of expenses they incur.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and we have funded our operations primarily from the proceeds received from the sale of our stock as well as from grant, license, milestone and contract fees. Cash, cash equivalents, restricted cash and short-term investments were $114,865,338 at September 30, 2003, and $153,984,609 at December 31, 2002, representing 89.5% and 91.5% of our total assets, respectively. We invest excess cash in highly liquid investment-grade marketable securities, including Corporate bonds and United States government and agency securities.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into mid 2005 based on the level of research and development, marketing and administrative activities necessary to achieve our short-term objectives.

The following is a summary of selected cash flow information for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
Net loss	$(36,658,904)	$(48,477,023)
Adjustments for non-cash operating items	3,296,026	7,812,537

Net cash operating loss	(33,362,878)	(40,664,486)
Net change in assets and liabilities	(1,515,909)	49,551,968

Net cash (used in) provided by operating activities	(34,878,787)	8,887,482

Net cash provided by (used in) investing activities	5,842,984	(6,383,820)

Net cash provided by financing activities	743,333	207,899

Net Cash (Used in) Provided By Operating Activities

Net operating cash outflows for the nine months ended September 30, 2003 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for alvimopan, and from the compensation of our employees.

Net operating cash inflows for 2002 were primarily derived from the signing fee of $50.0 million received from Glaxo, as offset by our research and development expenditures.

Operating Cash Flow Requirements Outlook

We expect to continue to use cash, cash equivalents and short-term investments to fund operating losses. We expect that our contract reimbursement revenue under our collaboration agreement with Glaxo will decline in future periods because we expect expenses related to the POI program to decrease in future periods as we complete our Phase III trials. However, depending on the outcome of these clinical trials and the results of regulatory reviews, these expenditures may increase due to the possible need to perform additional development work. We expect that other operating expenses will increase in future periods as a result of manufacturing scale-up efforts and in preparation for potential commercialization of our product candidates. Further, we may in- license or acquire product candidates which will require additional cash outlays, and we expect to use cash to reduce our accrued liability balances as we pay amounts owed vendors and contractors who have performed services on our behalf.

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

Net Cash Provided By (Used in) Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2003 relates primarily to maturities of investments, offset by expenditures for leasehold improvements undertaken in connection with our newly leased facility. Cash used in investing activities in the nine months ended September 30, 2002 relates to the purchase of investments.

Investing Requirements Outlook

We expect to use cash to make additional investments in information technology, laboratory and office equipment to support the continued expansion of our business, which we expect to be offset by the maturities of certain investments.

Net Cash Provided By Financing Activities

Financing Requirements Outlook

We do not expect to generate sales and positive cash flows from operations for at least the next several years, if ever. We expect to continue to use our cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents, restricted cash and short-term investments of approximately $114.9 million as of September 30, 2003 will be sufficient to meet our currently estimated operating and investing requirements into mid 2005. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

Contract, grant, license and milestone revenues. Our revenues were $4,848,306 and $9,068,054 for the three months ended September 30, 2003 and 2002, respectively. Revenues recognized for the three months ended September 30, 2003 consisted of: (a) $3,806,637 for the reimbursement of expenses from Glaxo in connection with our collaboration agreement; and (b) $1,041,669 representing amortization of the $50.0 million signing fee received from Glaxo, which is expected to be amortized into revenue on a straight-line basis through April, 2014. Revenues recognized for the three months ended September 30, 2002 consisted of: (a) $7,916,418 for the reimbursement of expenses from Glaxo; (b) $1,041,668 representing amortization of the $50.0 million signing fee received from Glaxo; (c) $6,579 which is a portion of the $500,000 license fee received from Santen on signing the agreement with Santen in April 2000 and (d) $103,389 from a portion of the Small Business Innovation Research (“SBIR”) grants awarded to us by the National Institutes of Health (“NIH”) in September 2001.

Our revenues were $16,605,211 and $19,843,610 for the nine months ended September 30, 2003 and 2002, respectively. Revenues recognized for the nine months ended September 30, 2003 consisted of: (a) $13,062,159 for the reimbursement of expenses from Glaxo in connection with our collaboration agreement; (b) $3,125,006 representing amortization of the $50.0 million signing fee received from Glaxo, which is expected to be amortized into revenue on a straight-line basis through April, 2014; and (c) $418,046 which was recorded as revenue primarily related to the termination of a license agreement we had with Santen Pharmaceutical Co., Ltd. Revenues recognized for the nine months ended September 30, 2002 consisted of: (a) $16,743,953 for the reimbursement of expenses from Glaxo; (b) $1,909,724 representing amortization of the $50.0 million signing fee received from Glaxo; (c) a patent agreement fee of $200,000 from Toray Industries, Inc.; (d) a milestone payment of $250,000 from Santen on signing an agreement with Santen in April, 2000; (e) $19,737 which represents the amortization of the $500,000 license fee from Santen; and (f) $720,196 from a portion of the SBIR grants awarded to us by the NIH in September 2001.

Our revenues decreased in the three and nine months ended September 30, 2003 as compared to the same periods of 2002 primarily as a result of a decrease in expenses incurred and reimbursed pursuant to our collaboration agreement with Glaxo.

Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture drug substance and drug product, stock-based compensation, costs associated with the in-licensing of certain technologies, and other research expenses.

Research and development expenses decreased to approximately $14.6 million for the three months ended September 30, 2003 from approximately $23.4 million for the three months ended September 30, 2002. Research and development expenses decreased to approximately $43.2 million for the nine months ended September 30, 2003 from approximately $54.8 million for the nine months ended September 30, 2002. These decreases are principally related to a decrease in expenditures associated with our alvimopan Phase III clinical trial program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled $5,045,399 and $5,450,912 in the three months ended September 30, 2003 and 2002, respectively, and $15,553,611 and $16,021,471 in the nine months ended September 30, 2003 and 2002, respectively, and are largely related to our alvimopan development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Alvimopan Program	$6,693,731	$17,375,289	$23,066,060	$36,626,997
Sterile Patch Program	2,514,740	—	2,514,740	—
Other Programs	297,317	556,543	2,091,990	2,113,977

Total	$9,505,788	$17,931,832	$27,672,790	$38,740,974

Due to the significant risks and uncertainties inherent in the preclinical and clinical studies associated with each of our research and development programs, the cost to complete such programs, as well as the period in which net cash inflows from significant programs are expected to commence, are not reasonably estimable. Preclinical and clinical studies may yield varying results that could delay, limit or prevent a program’s advancement through the various stages of product development, and significantly impact the costs to be incurred, and time involved, in bringing a program to completion.

Marketing, general and administrative expenses. Our marketing, general and administrative expenses decreased to approximately $4.7 million for the three months ended September 30, 2003 from approximately $7.0 million in the three months ended September 30, 2002 as a result of non-cash charges recorded in 2002 in connection with the acceleration of the vesting of certain stock options and compensation expense recorded in 2002 in connection with payments to be made under separation agreements.

Our marketing, general and administrative expenses decreased to approximately $12.0 million for the nine months ended September 30, 2003 from approximately $17.0 million in the nine months ended September 30, 2002, primarily due to non-cash charges recorded in 2002 in connection with the acceleration of the vesting of certain stock options and compensation expense recorded in 2002 in connection with payments to be made under separation agreements, as well as costs associated with financial advisory fees and legal fees incurred in 2002 in connection with the Glaxo collaboration.

Net interest/other income (expense). Our interest income decreased to approximately $0.5 million for the three months ended September 30, 2003 from approximately $1.1 million for the same period in 2002 due to a reduction in investments balances and lower interest rates in 2003.

Our interest income decreased to approximately $2.0 million for the nine months ended September 30, 2003 from approximately $3.5 million for the same period in 2002 due to a reduction in investments balances and lower interest rates in 2003.

Net Loss Outlook

We have not generated any product sales revenues and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2003 aggregates approximately $191.8 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development. We may never become profitable and even if we become profitable, we may not be able to sustain profitability on a continuing basis.

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

Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are highly dependent on achieving success in the clinical testing, regulatory approval and commercialization for the management of POI of our lead product candidate, alvimopan, which may never be approved for commercial use.

We have invested a significant portion of our time and financial resources since our inception in the development of alvimopan, and we anticipate that for the foreseeable future our potential to achieve revenues from product sales will be dependent on its successful clinical testing, regulatory approval in the United States and commercialization. Drug development is a highly uncertain process. We or Glaxo, with whom we are collaborating to develop alvimopan, may suffer significant setbacks in advanced clinical trials of alvimopan, even after achieving potentially promising results in earlier clinical trials. Even if the clinical trials of alvimopan are successful, we may not meet our target of filing a New Drug Application (“NDA”) late in the first half of 2004. Prior to commercialization of alvimopan in the United States, we will have to submit, and the FDA will have to approve, an NDA for alvimopan.

Our alvimopan POI Phase III program consists of four studies, three of which have reported results. The results from any one or all of our clinical trials may be negative. Negative results from one or more of these clinical trials will adversely affect our ability to obtain regulatory approval for alvimopan.

The results of studies POI 14CL302, POI 14CL313 and POI 14CL306 have not been submitted to or reviewed by the FDA or any other regulatory agency. The results from these studies are not necessarily indicative of the results that may be obtained in the Phase III study of alvimopan in POI, POI 14CL308, which has not yet been completed, analyzed and reported.

Adverse safety findings from one or more of our clinical trials will adversely affect our ability to obtain regulatory approval for alvimopan. Additional clinical trials of alvimopan could produce undesirable or unintended side effects that have not been evident in our clinical trials conducted to date. In addition, in patients who take multiple medications, drug interactions with alvimopan could occur that can be difficult to predict. These events, among others, will make it more difficult for us to obtain regulatory approval for alvimopan. The most frequent adverse events in the placebo, 6 mg and 12 mg treatment groups in studies POI 14CL302 and POI 14CL313 were nausea, vomiting and hypertension. The most frequent adverse effects in the placebo and 12 mg treatment groups in study POI 14CL306 were nausea, vomiting and constipation.

Our alvimopan clinical trials are testing whether alvimopan is able to selectively block the effects of narcotic analgesics on the gastrointestinal tract. As combination trials, they are subject to the risk that the use of alvimopan with narcotic analgesics may result in unexpected toxicity, or increase the side effects associated with the individual products to an unacceptable level, or interfere with the efficacy of the narcotic analgesic. In addition, assessing clinical trial results of alvimopan in combination with narcotic analgesics may add to the complexity of interpreting the study results.

If we are unable to commercialize alvimopan, our ability to generate revenues will be impaired and our business will be harmed.

We have not yet commercialized any products or technologies, and we may never be able to do so. If our NDA, if any, for alvimopan is not approved by the FDA, or if approval is delayed, our ability to achieve revenues from product sales will be impaired and our stock price will be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results. Even if alvimopan is approved by the FDA for marketing, we will not be successful unless alvimopan gains market acceptance. The degree of market acceptance of alvimopan will depend on a number of factors, including:

•	the establishment and demonstration in the medical community of the safety and clinical efficacy of alvimopan and its potential advantages over existing products; and

•	pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend alvimopan.

Even if we conclude that the results from our preclinical studies and clinical trials of alvimopan are positive, the FDA may not agree with us.

While we believe the results of studies POI 14CL302, POI 14CL313 and POI 14CL306, if confirmed in our additional studies, support our goal of submitting an NDA for alvimopan, there can be no assurance that the FDA will concur with that assessment. The FDA may evaluate the results by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, if any, there is a risk that the FDA will require additional data and information that we are unable to provide.

The results from our clinical trials may show that the differences between our product candidates and placebos are not statistically significant.

There is a risk that our clinical studies do not show a statistically significant difference between our product candidates and placebos. In our Phase III clinical study POI 14CL302 for alvimopan in the management of POI, the 12 mg alvimopan treatment group’s difference from placebo was not statistically significant. There can be no assurance that this outcome will not occur again in our further clinical testing, or that the 6 mg alvimopan treatment group will again achieve a statistically significant difference from placebo in our further clinical testing.

Because the alvimopan Phase III studies (POI 14CL302, POI 14CL308 and POI 14CL313) are intended to be confirmatory and each study involves multiple comparisons (i.e. two doses of alvimopan versus placebo), under statistical techniques, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P < 0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P < 0.05, the other dose comparison in that study will need to reach a significance level of P < 0.025 to be considered statistically significant, as was the case in study POI 14CL302.

Patients may discontinue their participation in our clinical studies, which may negatively impact the results of these studies, and extend the timeline for completion of our development programs.

We are subject to the risk that patients enrolled in our clinical studies may discontinue their participation at anytime during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events which may or may not be judged related to our product candidates under evaluation. We are subject to the risk that if a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support an NDA for regulatory approval of our product candidates.

In clinical study POI 14CL302, we saw discontinuation rates of 21%, 16%, and 27 % in the placebo group, 6 mg dose group and 12 mg dose group, respectively. This resulted in fewer efficacy evaluable patients in the placebo and 12 mg treatment groups compared to the 6 mg treatment group. Following the analysis of study POI 14CL302, we increased enrollment in studies POI 14CL313 and POI 14CL308, with the objective of potentially increasing the number of efficacy evaluable patients in each dose group in our ongoing studies. These enrollment increases have extended the timeline for completion of our POI development program. Study POI 14CL313 has been completed, and the discontinuation rates were 30%, 23% and 19% in the placebo, 6 mg and 12 mg dose groups, respectively. Enrollment in study POI 14CL308 is continuing.

In addition, the time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	the nature of the clinical protocol requirements;

•	the diversion of patients to other trials or marketed therapies;

•	our ability to recruit and manage clinical centers and associated trials;

•	the proximity of patients to clinical sites; and

•	the patient eligibility criteria for the study.

We may not be able to successfully develop alvimopan for use in treating chronic opioid bowel dysfunction (“OBD”).

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, in the calendar year ended December 31, 2002, the price of our common stock reached a low of $9.09 per share in July

2002 and a high of $18.57 per share in January 2002. During the first nine months of 2003, the price of our common stock was $9.55 per share at its low point in March 2003 and $20.20 per share at its high point in September 2003.

The market price for our common stock is highly dependent on the results of our clinical trials, in particular our Phase III clinical trials of alvimopan in POI. There can be no assurance that our clinical trials will be fully enrolled within expected timeframes or that the results of any of our Phase III clinical trials will be positive. Failure to achieve positive results in any or all of these studies would adversely impact the market price of our common stock.

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

We believe our existing cash, cash equivalents, restricted cash and short-term investments as of September 30, 2003 of approximately $114.9 million will be sufficient to meet our currently estimated operating and investing requirements into mid 2005. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of September 30, 2003, we have incurred a cumulative net loss of approximately $191.8 million. During the calendar years ended December 31, 2002 and 2001, we incurred operating losses of approximately $65.0 million and $49.8 million, respectively, and net losses of approximately $60.5 million and $42.4 million, respectively. During the nine month period ended September 30, 2003, we incurred operating losses of approximately $38.6 million and net losses of approximately $36.7 million. Even if we succeed in developing a commercial product, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We are dependent on our collaborators to perform their obligations under our collaboration agreements.

In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of alvimopan for certain indications. We and Glaxo agreed to develop alvimopan for a number of indications, both acute and chronic, which would potentially involve the use of alvimopan in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote alvimopan and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for the development of acute-care indications, such as POI, and Glaxo has overall responsibility for the development of chronic-care indications, such as OBD. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. We and Glaxo have established numerous joint committees to collaborate in the development of alvimopan. These committees meet at regularly scheduled intervals. We depend on Glaxo to provide us with substantial assistance and expertise in the development of alvimopan. Any failure of Glaxo to perform its obligations under our agreement could negatively impact our product candidate, alvimopan, and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreement and would delay our achievement, if any, of profitability. Glaxo has extensive experience in achieving the successful commercialization of product candidates which it would be difficult for us to replace if the collaboration agreement was not in place. In the near term, our success will largely depend upon the success of our collaboration with Glaxo to further develop alvimopan and our success in obtaining regulatory approval to commercialize alvimopan.

The term of the collaboration agreement varies depending on the indication and the territory. The term of the collaboration agreement for the POI indication in the United States is ten years from the first commercial sale of alvimopan in that indication, if any. Generally the term for the OBD indication in the United States is fifteen years from the first commercial sale of alvimopan in that indication, if any. In the rest of the world, the term is generally fifteen years from the first commercial sale of alvimopan, if any, on a country-by-country and indication-by-indication basis.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. If Glaxo terminates the collaboration agreement, we may not be able to find a new collaborator to replace Glaxo, and our business will be adversely affected.

Our corporate collaborators, including Glaxo, may determine not to proceed with one or more of our drug discovery and development programs. If one or more of our corporate collaborators reduces or terminates funding, we will have to devote additional internal resources to product development or scale back or terminate some development programs or seek alternative corporate collaborators.

Our ability to enter into new collaborations and to achieve success under existing collaborations is uncertain.

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

We may not be able to successfully develop in-licensed product candidates, which could prevent us from commercializing them.

We intend to explore opportunities to expand our product portfolio by acquiring our in-licensing products and/or product development candidates. In July 2003, we entered into an agreement with EpiCept, under which we obtained exclusive rights to develop and commercialize in North America EpiCept’s sterile lidocaine patch which is being developed for the management of postoperative incisional pain. Although we conduct extensive evaluations of product candidate opportunities as part of our due diligence efforts, there can be no assurance that our product development efforts related thereto will be successful or that we will not become aware of issues or complications that will cause us to alter, delay, or terminate our product development efforts. Additionally, while we have built certain capabilities as an organization in executing the development plan for alvimopan, in-licensed products such as this sterile patch product will require capabilities and expertise which we do not currently possess and there is not assurance that we will be able to develop or acquire these capabilities. If we do not develop or acquire these capabilities, we may not be able to commercialize our in-licensed products and technologies.

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

We have limited commercial manufacturing capability and expertise. If we are unable to contract with third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements, we may be unable to obtain regulatory approvals, or to meet demand for our products.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended and expect to continue to depend on our collaborators or third parties for the manufacture of our compounds for preclinical, clinical and commercial purposes in their manufacturing facilities. We are highly dependent on our current contract manufacturers because Manufacturing processes which are important to us have been developed by those manufacturers. It is difficult and expensive to change contract manufacturers for pharmaceutical products, particularly when the products are under regulatory review in an NDA process. We currently do not have long-term supply agreements with our third party manufacturers. We may not be able to contract for the manufacture of sufficient quantities of the products we develop, or even to meet our needs for preclinical or clinical development.

To receive regulatory approval for alvimopan, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture alvimopan. FDA approval for our contract manufacturing facilities to manufacture alvimopan may not be obtained. We will also be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make alvimopan in accordance with Third parties with which we contract may have problems complying, or maintaining compliance with, cGMPs. Under cGMPs, our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of alvimopan. If these third party manufacturers fail to perform in compliance with these regulations, we may be compelled to delay our development efforts. Our products may be in competition with other products for access to facilities of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to delays in manufacture if outside contractors give other products greater priority than our products. For this and other reasons, third parties may not be able to manufacture these products in a cost-effective or timely manner. If the manufacture of these products does not occur in a timely manner, the clinical trial development of our product candidates or their submission for regulatory approval could be delayed, and our ability to deliver products, if any are approved, on a timely basis could be impaired or precluded. We may not be able to enter into necessary third-party manufacturing arrangements on acceptable terms, if at all. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if any are approved, on a timely and competitive basis.

We maintain a relationship with Torcan Chemical Ltd. For the supply of the active pharmaceutical ingredient (“API”) in alvimopan. We also maintain a relationship with Girindus AG as an additional supplier of API for alvimopan. We maintain a relationship with Pharmaceutics International Inc. for the supply of alvimopan finished capsules, and a relationship with Sharp Corporation for the packaging of alvimopan finished capsules. We have no formal commercial supply arrangement as yet with any of these parties. We also rely upon these parties for the performance of scale-up and other development activities, and for the maintenance and testing of product pursuant to applicable stability programs.

Clinical trials in our Phase III alvimopan program use drug product incorporating active pharmaceutical ingredient manufactured by two different contract manufacturing facilities, one of which is no longer in business. Our efforts to obtain regulatory approval for alvimopan may be impaired as a result of using material from two different contract manufacturing facilities.

We also expect to depend on third parties to manufacture product candidates we may acquire or in-license, including the sterile patch product we in-licensed from EpiCept. We have no experience in manufacturing sterile patch products and will need to develop our own internal capabilities and external relationships in that regard, as well as assess the capabilities of third party manufacturers that have been involved in the manufacture of this product candidate to date.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approval and depend on third parties to conduct our clinical trials.

We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, stringent enrollment requirements, slow rate of enrollment, competition with other clinical trials for eligible patients, and geographical considerations and other factors. We are subject to the risk that subjects enrolled in our clinical studies may discontinue their participation at anytime during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events which may or may not be judged related to our product candidates under evaluation.

We contract with third parties to conduct our clinical trials, including the clinical trials in our Phase III POI program. We are subject to the risk that these third parties fail to perform their obligations properly and in compliance with applicable FDA and other governmental regulations. The failure of any third party to comply with any governmental regulations would substantially harm our development and marketing efforts and delay or prevent regulatory approval of our product candidates. If these third parties fail to perform their obligations properly and in compliance with applicable regulations, we may be compelled to delay our development efforts, and our business could be harmed.

The concept of developing peripherally acting opioid analgesics and opioid antagonist drugs is relatively new and may not lead to commercially successful drugs.

Peripherally acting compounds given to patients as potential drugs are designed to exert their effects outside the brain and spinal cord in contrast to centrally acting compounds which are designed to exert their effects on the brain or spinal cord. We are developing alvimopan as a peripherally acting opioid antagonist. An opioid antagonist is designed to block the effects of the opioid at the receptor level; in the case of alvimopan, it is designed to block the unwanted effects of opioid analgesics on the gastrointestinal tract. Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally acting opioid analgesic or peripherally acting opioid antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

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

We believe that Progenics Pharmaceuticals Inc. is developing methylnaltrexone for potential use with opioids for bowel dysfunction and POI. We also believe a European specialist pharmaceutical company with a focus on the gastrointestinal market is in preclinical development in the area of peripheral opioid antagonists for use in opioid induced constipation. There are currently FDA approved products for use in treating irritable bowel syndrome which others may explore for utility in our areas of development for alvimopan. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to reach the commercial market and sell our products.

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

The federal Controlled Substances Act might impose significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of certain of our product candidates.

The federal Controlled Substances Act imposes significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of controlled substances. Therefore, we must determine whether the Drug Enforcement Administration (“DEA”) would consider any of our product candidates to be a controlled substance. We believe that it is unlikely that any of our product candidates other than those which may act on the central nervous system may be subject to regulation as controlled substances.

Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the security, control and accounting mechanisms required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations and financial condition.

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, including our president and chief executive officer, Bruce A. Peacock, who has entered into an employment agreement with us. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel it could impede significantly the achievement of our research and development objectives. Failure to negotiate additional acceptable collaborations with academic institutions and scientists, or lack of success with respect to our existing academic collaborations, may delay our product development programs. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance or any of our employees.

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

From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

•	assume substantial actual or contingent liabilities; or

•	merge with or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that our stockholders may not deem desirable.

We are not in a position to predict what, if any, collaborations, alliances or other transactions may result or how, when or if these activities would have a material effect on us or the development of our business.

If product liability lawsuits are successfully brought against us, we may incur substantial liabilities and may have to limit or cease commercialization of our products.

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our products. We currently carry clinical trial insurance at a level we believe is commercially reasonable but do not carry product liability insurance. Our corporate collaborators or we may not be able to obtain insurance at a reasonable cost, if at all. There is no assurance that our clinical trial insurance will be adequate to cover claims that may arise. If we cannot obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims we may be prevented from commercializing our products. We enter into indemnification agreements where we indemnify third parties such as investigators for certain product liability claims related to our products under investigation. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications.

If we use biological and hazardous materials in a manner that causes injury or violates laws, we may be liable for damages.

Our research and development activities involve the controlled use of potentially harmful biological materials as well as hazardous materials, chemicals and various radioactive compounds. We use radioactivity in conducting biological assays and we use solvents that could be flammable in conducting our research and development activities. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. We do not maintain a separate insurance policy for these types of risks. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

Certain provisions of our charter documents and under Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation and restated by laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

We have shares of our common stock and preferred stock available for future issuance without stockholder approval. The existence of unissued common stock and preferred stock may enable our board of directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render move difficult or discourage a third party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, which would protect the continuity of our management.

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

Under our collaboration agreement with Glaxo, there are certain limitations on Glaxo’s ability to acquire our securities. These limitations make it more difficult for Glaxo to acquire us, even if such an acquisition would benefit our stockholders.

During and for one year after the term of the collaboration agreement, Glaxo and its affiliates will not; alone or with others, except as permitted under limited circumstances:

•	acquire or agree to acquire, directly or indirectly, any direct or indirect beneficial ownership or interest in any of our securities or securities convertible into or exchangeable for any of our securities;

•	make or participate in any solicitation of proxies to vote in connection with us;

•	form, join or in any way participate in a group with respect to our voting securities;

•	acquire or agree to acquire, directly or indirectly, any of our assets or rights to acquire our assets, unless we are selling those assets at that time; or

•	otherwise seek to change the control of us or propose any matter to be voted on by our stockholders or nominate any person as a director of us who is not nominated by the then incumbent directors.

The limitations on Glaxo do not prevent Glaxo, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities.

Recently Issued Accounting Pronouncements

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. As a result of adopting the Statement in July 2003 for existing financial instruments entered into on or before May 31, 2003 there was no impact on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade debt instruments, including corporate securities and direct obligations of the U.S. Treasury. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. Our investment portfolio at September 30, 2003 totaled approximately $105.6 million, and the weighted-average interest rate return on the portfolio was approximately 1.90%, with maturities of investments ranging up to 23 months.

ITEM 4.	CONTROLS AND PROCEDURES

For the quarterly period ending September 30, 2003 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act as of the end of the period covered by this report. Our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of September 30, 2003, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s management, including the Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are filed as part of this Report on Form 10-Q:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

(b) We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

(1)	We filed a Current Report on Form 8-K on August 7, 2003 to report, pursuant to Item 12, the Company’s financial results for the quarter ended June 30, 2003.

(2)	We filed a Current Report on Form 8-K on August 18, 2003 to report, pursuant to Item 5, the election of Armando Anido as a member of the Board of Directors of the Company along with the resignation of Ellen M. Feeney from the Board of Directors of the Company.

(3)	We filed a Current Report on Form 8-K/A on August 20, 2003 to amend the report on Form 8-K/A filed on February 19, 2003 to file our collaboration agreement with Glaxo Group Limited entered into April 22, 2002.

(4)	We filed a Current Report on Form 8-K on September 23, 2003 to announce the results of our second Phase III clinical trial (POI 14CL313) for our product candidate alvimopan in the management of postoperative ileus.

(5)	We filed a Current Report on Form 8-K on September 24, 2003 to report, pursuant to Item 5, the election of Donald E. Nickelson as a member of the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: October 29, 2003	By:	/S/ BRUCE A. PEACOCK
Bruce A. Peacock President and Chief Executive Officer

	By:	/S/ MICHAEL R. DOUGHERTY
Michael R. Dougherty Senior Vice President, Chief Operating Officer and Chief Financial Officer