Form 10-Q
period 2004-03-31
ADOLOR CORP
filed 2004-05-04
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of April 15, 2004: 38,803,160 shares.

ADOLOR CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	1

	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, and the period from August 9, 1993 (inception) to March 31, 2004	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and the period from August 9, 1993 (inception) to March 31, 2004	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Certain Risks Related to our Business	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	26

ITEM 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 6.	Exhibits and Reports on Form 8-K	27

	Signatures	28

ii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$4,586,031	$5,339,202
Short-term investments (Note 3)	190,460,783	204,835,289
Accounts receivable from collaboration agreement (Note 4)	2,603,822	3,079,757
Prepaid expenses and other current assets	2,060,031	2,946,254

Total current assets	199,710,667	216,200,502

Equipment and leasehold improvements, net	8,074,801	8,293,324
Other assets	105,378	169,915

Total assets	$207,890,846	$224,663,741

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,265,992	$1,542,699
Accrued expenses	9,389,308	14,960,176
Deferred licensing fees – current (Note 4)	4,166,676	4,166,676

Total current liabilities	14,821,976	20,669,551

Deferred licensing fees – non-current (Note 4)	37,673,587	38,715,256

Total liabilities	52,495,563	59,384,807

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 38,800,788 and 38,793,122 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	3,880	3,879
Additional paid-in capital	372,246,111	372,191,435
Deferred compensation	(425,856)	(757,588)
Unrealized gains on available for sale securities	228,273	221,224
Deficit accumulated during the development stage	(216,657,125)	(206,380,016)

Total stockholders’ equity	155,395,283	165,278,934

Total liabilities and stockholders’ equity	$207,890,846	$224,663,741

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three months ended March 31, 2004 and 2003 and the period from August 9, 1993

(inception) to March 31, 2004

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31,
	2004	2003	2004
Revenues:
Contract revenues (Note 4)	$3,645,491	$6,637,066	$54,373,156

Operating expenses incurred during the development stage:
Research and development	9,612,911	15,147,111	213,939,273
Marketing, general and administrative	5,089,428	3,616,397	75,893,855

Total operating expenses	14,702,339	18,763,508	289,833,128

Loss from operations	(11,056,848)	(12,126,442)	(235,495,972)

Interest income	780,732	797,858	19,158,157
Other expense	(993)	(914)	(355,310)

Net loss	$(10,277,109)	$(11,329,498)	$(216,657,125)

Basic and diluted net loss per share	$(0.26)	$(0.36)

Shares used in computing basic and diluted net loss per share	38,796,526	31,521,304

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Three months ended March 31, 2004 and 2003 and the

period from August 9, 1993 (inception) to March 31, 2004

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31,
	2004	2003	2004
Cash flows from operating activities:
Net loss	$(10,277,109)	$(11,329,498)	$(216,657,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	331,732	541,433	21,790,665
Non-cash warrant value	—	—	60,000
Depreciation expense	605,136	372,217	5,819,589
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the sale of equipment and leasehold improvements	—	—	(20,227)
Changes in assets and liabilities:
Prepaid expenses and other current assets	886,223	844,426	(2,060,031)
Accounts receivable from collaboration agreements	475,935	(5,177,351)	(2,603,822)
Other assets	64,537	38,750	(105,378)
Accounts payable	(276,707)	748,127	1,265,992
Deferred licensing fees	(1,041,669)	(1,471,493)	41,840,263
Accrued expenses	(5,570,868)	(827,390)	9,389,308

Net cash used in operating activities	(14,802,790)	(16,260,779)	(141,160,766)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(386,613)	(1,006,856)	(14,125,096)
Proceeds from the sale of equipment and leasehold improvements	—	—	144,273
Purchase of short-term investments	(53,792,519)	—	(627,796,910)
Maturities of short-term investments	68,174,074	34,102,022	437,564,400

Net cash provided by (used in) investing activities	13,994,942	33,095,166	(204,213,333)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	54,858	49,778	2,691,945
Proceeds from notes payable-related parties	—	—	1,000,000
Payment of notes payable	—	(17,778)	(1,832,474)
Proceeds received on notes receivable	2,755	8,259	973,951
Interest receivable converted to principal on notes	(2,936)	(10,051)	(131,860)
Proceeds from notes payable	—	—	1,832,474
Net proceeds from issuance of common stock	—	—	266,324,185

Net cash provided by financing activities	54,677	30,208	349,960,130

Net (decrease) increase in cash and cash equivalents	(753,171)	16,864,595	4,586,031
Cash and cash equivalents at beginning of period	5,339,202	36,667,369	—

Cash and cash equivalents at end of period	$4,586,031	$53,531,964	$4,586,031

Supplemental disclosure of cash flow information:
Cash paid for interest	$993	$914	$224,023
Supplemental disclosure of noncash transactions:
Unrealized (losses) gains on available for sale securities	7,049	(13,379)	228,273
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,138,774
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to
Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. The Company’s lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics in the gastrointestinal tract. The Company’s next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. The Company’s other product candidates are being designed as analgesics to treat moderate-to-severe pain conditions.

The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through March 31, 2004 aggregated approximately $216.7 million, and the Company expects to continue to incur substantial losses in future periods. A significant portion of the Company’s revenue recognized in 2003 and to date in 2004 has been from reimbursement of expenses from Glaxo Group Limited (“Glaxo”) under the Company’s collaboration agreement. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg™. There is no assurance that the Company will ever receive regulatory approval for any of its product candidates, generate product sales revenues or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

The Company does not expect to generate a positive cash flow from operations for at least the next several years, if ever. The Company will need to raise additional funds to finance its operating activities prior to exhausting its current cash, cash equivalents and short-term investments. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and potential commercialization of its product candidates.

Principles of Consolidation

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2004 and for periods ended March 31, 2004 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2004 and March 31, 2003:

	Three months ended March 31,
	2004	2003
Net loss	$(10,277,109)	$(11,329,498)
Unrealized gains/(losses) on available for sale securities	7,049	(13,379)
Realized gain on available for sale securities	(60,768)	—

Comprehensive loss	$(10,330,828)	$(11,342,877)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

3. SHORT-TERM INVESTMENTS

All investments are classified as “available for sale”, as management can sell these at any time at their option. Therefore all investments are considered short-term and are classified as current, including securities with maturities in excess of one year. Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months and include U.S. Treasury obligations, U.S. Government sponsored obligations (“agencies”) and corporate securities.

The following summarizes the short-term investments at March 31, 2004 and December 31, 2003:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$8,185,370	$12,647	$(4,037)	$8,193,980
U.S. Government obligation & agencies	182,047,140	229,665	(10,002)	182,266,803

March 31, 2004	$190,232,510	$242,312	$(14,039)	$190,460,783

Corporate bonds	$32,067,478	$106,799	$(8,090)	$32,166,187
U.S. Government obligations & agencies	172,546,587	130,514	(7,999)	172,669,102

December 31, 2003	$204,614,065	$237,313	$(16,089)	$204,835,289

At March 31, 2004, maturities of investments were as follows:
Less than 1 year	$141,641,063	$101,888	$(14,039)	$141,728,912
1-2 years	48,591,447	140,424	—	48,731,871

March 31, 2004	$190,232,510	$242,312	$(14,039)	$190,460,783

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

4. CONTRACT REVENUES

The following summarizes revenues for the three months ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Collaborative agreement cost reimbursement	$2,603,822	$5,177,351
Amortization of up-front license fees	1,041,669	1,459,715

Total revenue	$3,645,491	$6,637,066

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue of $1,041,669 was recognized in the three month periods ended March 31, 2004 and 2003, respectively, related thereto.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its consolidated statements of operations as contract reimbursement revenue. Amounts reimbursable to Glaxo by the Company are recorded as research and development expense or marketing expense, as appropriate, on the Company’s consolidated statements of operations. The Company recorded contract reimbursement revenues of $2,603,822 and $5,177,351, respectively, in the three months ended March 31, 2004 and 2003 under this arrangement. As of March 31, 2004 and December 31, 2003, $2,603,822 and $3,079,757, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

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

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2004

(Unaudited)

5.	STOCK-BASED COMPENSATION

The Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of Statement No. 148 have been incorporated herein.

Had the Company determined compensation cost under Statement No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003
Net loss, as reported	$(10,277,109)	$(11,329,498)
Add: Stock-based employee compensation expense included in reported net loss	264,698	637,970
Deduct: Total stock-based employee compensation expense determined under fair value based method	(2,145,201)	(1,863,975)

Pro forma net loss	$(12,157,612)	$(12,555,503)

Loss per share:
Basic and diluted-as reported	$(0.26)	$(0.36)
Basic and diluted-pro forma	$(0.31)	$(0.40)

6.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™ (alvimopan), which allegedly had the effect of artificially inflating the price of the Company’s common stock. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

Company

Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to Phase III clinical trials. Our lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. Our next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. Our other product candidates are being designed as analgesics to treat moderate-to-severe pain conditions.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales and generate positive cash flows in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg™ . We have completed four Phase III clinical studies of Entereg™ for the management of postoperative ileus (POI), and our target is to submit a New Drug Application (NDA) for Entereg™ late in the first half of 2004. Results from these clinical studies have not yet been reviewed by the FDA in an application for approval. FDA approval is contingent on many factors, including review and approval of our NDA, including information with respect to the manufacture of Entereg™, and there can be no assurance that FDA approval will be obtained. Even if Entereg™ is approved by the FDA, we will not be successful unless Entereg™ gains market acceptance. We do not expect to generate positive cash flows from operations for at least the next several years, if at all.

Entereg™ (alvimopan)

Entereg™ is being clinically evaluated in both acute and chronic indications. Our Entereg™ POI Phase III program included four studies which have been completed. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg™. The primary endpoint in these three efficacy studies was time to recovery of GI function, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg™ 12 mg (413 patients) or placebo (106 patients). The four Phase III clinical trials enrolled over 2,100 patients in total. We are targeting submitting an NDA for Entereg™ late in the first half of 2004. The FDA has designated Entereg™ as a “Fast Track” product. The FDA’s Fast Track Programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

In April 2003, we announced top-line results of our first POI Phase III clinical study, POI 14CL302. Study POI 14CL302 enrolled 451 patients and was designed to include large bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (22% of enrolled patients). A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of GI function, in patients in the Entereg™ 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.44; P<0.01). A difference in favor of the Entereg™ 6 mg treatment group versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. A positive trend was observed in the primary endpoint of the study for the Entereg™ 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.23; P = 0.059). The most frequently observed adverse events of both the placebo and treatment groups were nausea, vomiting and abdominal distension.

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

The results of studies POI 14CL302, POI 14CL313, POI 14CL306 and POI 14CL308 have not been submitted in an application for regulatory approval, or reviewed in such an application, by the FDA or any other regulatory agency. There can be no assurance that FDA approval will be obtained.

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

Under the terms of the collaboration agreement, Glaxo has overall responsibility for the development of Entereg™ in chronic indications. Glaxo in conducting two Phase IIb studies studying the use of Entereg™ for the reversal of severe constipating effects associated with the chronic use of opioids, as well as early stage studies evaluating Entereg™ in chronic constipation . Outside the United States, Glaxo has responsibility for the development of Entereg™ for all indications, and is currently conducting a substantial Phase III study evaluating Entereg™ in POI.

In Licensing/Research

We believe there are opportunities to expand our product portfolio by the acquisition or in-licensing of products and/or product development candidates, and intend to explore and evaluate such opportunities.

In July 2003, we entered into an agreement with EpiCept Corporation (EpiCept), under which we obtained exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement and may make up to $20.0 million in additional development milestone payments if certain clinical and regulatory achievements are reached.

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

Financial

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2004 aggregated approximately $216.7 million, and we expect to continue to incur substantial losses in future periods. A significant portion of our revenue recognized in 2003 and to date in 2004 has been from reimbursement of expenses from Glaxo under our collaboration agreement. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our proposed future products under development, particularly our lead product candidate, Entereg™. There is no assurance that we will ever receive regulatory approval for any of our product candidates, generate product sales revenues or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

We do not expect to generate a positive cash flow from operations for at least the next several years, if ever. Prior to exhausting our current cash and short term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidates.

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. We recognized revenue of $1,041,669 in each of the three months ended March 31, 2004 and 2003 related thereto. We may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop Entereg™ for a number of acute and chronic indications which would potentially involve the use of Entereg™ in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote Entereg™ and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction (OBD). Outside the United States, Glaxo will be responsible for the development and commercialization of Entereg™ for all indications, and we will receive royalties on sales revenues, if any.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. If Glaxo exercises its termination rights under the collaboration agreement, we may not be able to find a new collaborator to replace Glaxo, and our business will be adversely affected.

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

We recorded contract reimbursement revenue of $2,603,822 and $5,177,351 respectively, in the three months ended March 31, 2004 and 2003 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred by us primarily in our POI development program. Additionally, we recorded research and development and marketing expenses of approximately $1,258,000 and $384,000, respectively, in the three months ended March 31, 2004 and 2003, representing reimbursement by us to Glaxo of expenses incurred by Glaxo primarily in the OBD development program.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and have funded our operations primarily from the proceeds received from the sale of our equity securities as well as from contract revenues. Cash, cash equivalents and short-term investments were $195,046,814 at March 31, 2004, and $210,174,491 at December 31, 2003, representing 93.8% and 93.6% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, including United States Treasury obligations, U.S. Government sponsored obligations (“agencies”) and corporate securities.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2007 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Net loss	$(10,277,109)	$(11,329,498)
Adjustments for non-cash operating items	936,868	913,650

Net cash operating loss	(9,340,241)	(10,415,848)
Net change in assets and liabilities	(5,462,549)	(5,844,931)

Net cash used in operating activities	(14,802,790)	(16,260,779)

Net cash provided by investing activities	13,994,942	33,095,166

Net cash provided by financing activities	$54,677	$30,208

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the three months ended March 31, 2004 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for Entereg™, and from the compensation of our employees. These outflows were reduced by cost reimbursement amounts received from Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future quarters will increase as a result of manufacturing scale-up efforts and other costs in preparation for the potential commercialization of Entereg™, as well as additional Entereg™ development and licensing costs. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Cash provided by investing activities for the three months ended March 31, 2004 relates primarily to maturities of investments, partially offset by expenditures for laboratory equipment and information technology to support our research and development activities.

Operations are expected to continue to be funded through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

We do not expect to generate sales and positive cash flows from operations for at least the next several years, if ever. We expect to continue to use our cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $195.0 million as of March 31, 2004 will be sufficient to meet our currently estimated operating and investing requirements into 2007. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our revenues were approximately $3.6 million and $6.6 million for the three months ended March 31, 2004 and 2003, respectively. This decrease in 2004 resulted primarily from a decrease in reimbursement of expenses incurred and reimbursed pursuant to our collaboration agreement with Glaxo. Additionally, in the first quarter of 2003 approximately $0.4 million had been recorded as revenue primarily related to the termination of a license agreement we had with Santen Pharmaceutical Co., Ltd.

Research and development expenses. Research and development expenses decreased to approximately $9.6 million for the three months ended March 31, 2004 from approximately $15.1 million for the three months ended March 31, 2003. This decrease is principally related to a decrease in expenditures associated with our Entereg™ Phase III clinical trial program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled approximately $5.1 million and $5.4 million in the three months ended March 31, 2004 and 2003 respectively, and are largely related to our Entereg™ development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended March 31,
	2004	2003
Entereg™ Program	$3,604,991	$8,928,815
Sterile Patch Program	402,750	—
Other Programs	496,365	784,964

Total	$4,504,106	$9,713,779

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with each of our research and development programs. These studies may yield varying results that could delay, limit or prevent a program’s advancement through the various stages of product development, and significantly impact the costs to be incurred, and time involved, in bringing a program to completion. As a result, the cost to complete such programs, as well as the period in which net cash inflows from such programs are expected to commence, are not reasonably estimable.

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $5.1 million for the three months ended March 31, 2004 from approximately $3.6 million in the three months ended March 31, 2003, as a result of increased personnel expenses, legal expenses and other professional fees.

Other income (expense). Our other income was approximately $0.8 million for each of the three month periods ended March 31, 2004 and 2003. Increased investment balances in 2004 were offset by lower interest rates in 2004 as compared to 2003.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2004 aggregates approximately $216.7 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, Entereg™. There is no assurance that we will ever receive regulatory approval for any of our product candidates, generate product sales revenues or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future quarters will increase as a result of manufacturing scale-up efforts and other costs in preparation for the potential commercialization of Entereg™, as well as additional Entereg™ development and licensing costs. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are highly dependent on achieving success in the clinical testing, regulatory approval and commercialization of our lead product candidate, Entereg™, which may never be approved for commercial use.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg™. Prior to commercialization of Entereg™ in the United States, we will have to submit, and the FDA would have to approve, an NDA for Entereg™. Drug development is a highly uncertain process. We or Glaxo, with whom we are collaborating to develop Entereg™, may suffer significant setbacks in advanced clinical trials of Entereg™, even after achieving potentially promising results in earlier clinical trials.

Our Entereg™ POI Phase III program consists of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. We have reported top-line results for each these studies, however the results of these studies have not been submitted to or reviewed by the FDA or any other regulatory agency in an application for regulatory approval for Entereg™. We are targeting submission of an NDA for Entereg™ late in the first half of 2004. We may not meet our submission target. Even if we submit this NDA we may not receive FDA approval for Entereg™.

Certain results from our clinical trials show that differences between Entereg™ and placebo are not statistically significant.

In study POI 14CL302, the difference from placebo in the Entereg™ 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo was not statistically significant in either the Entereg™ 6 mg or the 12 mg treatment groups. Even though the P-value for the 12mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple comparisons, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P < 0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P < 0.05, the other dose comparison in that study needs to reach a significance level of P < 0.025 to be considered statistically significant.

These results may make it more difficult to achieve regulatory approval of Entereg™.

Even if we conclude that the results from our preclinical studies and clinical trials of Entereg™ are positive, the FDA may not agree with us.

While we believe the results of studies POI 14CL302, POI 14CL313, POI 14CL306 and POI 14CL308 support our goal of submitting an NDA for Entereg™, there can be no assurance that the FDA will concur with that assessment. The FDA may evaluate the results by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that we are unable to provide.

While the FDA has designated Entereg™ as a Fast Track product, there is no assurance that such designation will expedite the review of our NDA by the FDA, and such designation does not increase the likelihood of approval of our NDA. There can also be no assurance that Entereg™ will be granted priority review status by the FDA.

Unfavorable results or adverse safety findings from other clinical studies may adversely affect our ability to obtain regulatory approval or market acceptance for Entereg™ .

We and Glaxo expect to continue to clinically evaluate Entereg™ in both acute and chronic conditions. Glaxo is currently conducting a Phase III clinical study in POI which is scheduled to enroll a substantial number of patients, and additional studies in chronic indications. Unfavorable results in these studies may adversely affect our ability to obtain FDA or other regulatory approval or market acceptance of Entereg™ .

Our Entereg™ clinical trials are testing whether Entereg™ is able to selectively block the effects of narcotic analgesics in the GI tract, and they are subject to the risk that the use of Entereg™ with narcotic analgesics may result in unexpected toxicity, or increase the side effects associated with the individual products to an unacceptable level, or interfere with the efficacy of the narcotic analgesic. In addition, assessing clinical trial results of Entereg™ in combination with narcotic analgesics may add to the complexity of interpreting the study results. The most frequent adverse events in both the placebo and treatment groups in study POI 14CL302 were nausea, vomiting and abdominal distension. The most frequent adverse events in both the placebo and treatment groups in study POI 14CL313 were nausea, vomiting and hypotension. The most frequent adverse events in both the placebo and treatment groups in study POI 14CL306 were nausea, vomiting and constipation. The most frequent adverse events in both the placebo and treatment groups in study POI 14CL308 were nausea, vomiting and pruritis.

Additional clinical trials of Entereg™, conducted by us or our collaborator, Glaxo, could produce undesirable or unintended side effects that have not been evident in our clinical trials conducted to date. In addition, in patients who take multiple medications, drug interactions with Entereg™ could occur that can be difficult to predict. Adverse safety findings may adversely affect our ability to obtain FDA or other regulatory approval or market acceptance of Entereg™.

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

We have completed several Phase II trials and one Phase III clinical trial studying the use of Entereg™ for the reversal of the severe constipating effects associated with chronic use of opioids. The overall responsibility for the development of Entereg™ in chronic indications is now carried on by Glaxo. The long-term animal toxicity studies necessary to support further development of Entereg™ in OBD are ongoing. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg™, including its prospects for use in POI. Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further OBD studies, or in the on-going clinical studies in the POI indication. Additional studies for chronic OBD investigating longer duration of patient exposure and different dosing strategies, as well as preclinical toxicology studies, will be required prior to initiating the confirming clinical studies required to be successfully completed before any NDA could be filed for use of Entereg™ in OBD.

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

In clinical study POI 14CL302, discontinuation rates were 21%, 16% and 27% in the placebo group, 6 mg dose group and 12 mg dose group, respectively. This resulted in fewer efficacy evaluable patients in the placebo and 12 mg treatment groups compared to the 6 mg treatment group. Following the analysis of study POI 14CL302, we increased enrollment in studies POI 14CL313 and POI 14CL308, with the objective of potentially increasing the number of efficacy evaluable patients in each dose group in our ongoing studies. In study POI 14CL313 discontinuation rates were 30%, 23% and 19% in the placebo, 6 mg and 12 mg dose groups, respectively. In study POI 14CL308 discontinuation rates were 13%, 14% and 14% in the placebo, 6 mg and 12 mg treatment groups, respectively.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, in the calendar year ended December 31, 2003, the closing price of our common stock reached a low of $9.55 per share in March 2003 and a high of $21.75 per share in December 2003. During the first three months of 2004, the closing price of our common stock was $13.49 per share at its low point in January 2004 and $22.24 per share at its high point in January 2004.

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

We have been named in a purported class action lawsuit.

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in our Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of our common stock. The action is in very preliminary stages and we intend to vigorously defend against this litigation. We may become involved in additional litigation of this type in the future. Litigation of this type is often extremely expensive, highly uncertain and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of March 31, 2004 of approximately $195.0 million will be sufficient to meet our currently estimated operating and investing requirements into 2007. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any sales revenue, and as of March 31, 2004, we have incurred a cumulative net loss of approximately $216.7 million. During the calendar years ended December 31, 2003 and 2002, we incurred operating losses of approximately $53.6 million and $65.0 million, respectively, and net losses of approximately $51.2 million and $60.5 million, respectively. During the three month period ended March 31, 2004 we incurred operating losses of approximately $11.1 million and net losses of approximately $10.3 million. Even if we succeed in developing a commercial product, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. If Glaxo exercises its termination rights under the collaboration agreement, we may not be able to find a new collaborator to replace Glaxo, and our business will be adversely affected.

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

We have limited commercial manufacturing capability and expertise, and rely on third parties. If we are unable to have our products manufactured in compliance with regulatory requirements, we may be unable to obtain regulatory approvals, or to meet demand for our products.

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

To receive regulatory approval for Entereg™, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture Entereg™, and there is a risk that such approval may not be obtained. We will be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make Entereg™ in accordance with current Good Manufacturing Practices (cGMPs). Under cGMPs, our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of Entereg™.

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

We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, stringent enrollment requirements, slow rate of enrollment, competition with other clinical trials for eligible patients and other factors. We are subject to the risk that subjects enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events which may or may not be judged related to our product candidates under evaluation.

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

Peripherally acting compounds given to patients as potential drugs are designed to exert their effects outside the brain and spinal cord, in contrast to centrally acting compounds which are designed to exert their effects on the brain or spinal cord. We are developing Entereg™ as a peripherally acting opioid antagonist. An opioid antagonist is designed to block the effects of the opioid at the receptor level; in the case of Entereg™, it is designed to block the unwanted effects of opioid analgesics on the GI tract. Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally acting opioid antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

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

We believe that Progenics Pharmaceuticals, Inc. is developing methylnaltrexone for the treatment of opioid bowel dysfunction and POI. We also believe a European specialist pharmaceutical company with a focus on the GI market, is in preclinical development in the area of peripherally acting opioid antagonists for use in opioid induced constipation. There are products already on the market for use in treating irritable bowel syndrome which may be evaluated for utility in opioid induced bowel dysfunction. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to reach the commercial market and sell our products.

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

Licensing product candidates from other companies, universities, or individuals does not prevent such parties from developing competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. The individuals who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization by us of successful products is also likely to attract additional research by our licensors and by other investigators who have experience in developing products for the pain management market. By virtue of their previous research activities these companies, universities or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

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

The federal Controlled Substances Act imposes significant licensing, recordkeeping, reporting, prescribing and other regulatory requirements on the manufacturing, distribution and dispensing of controlled substances. Therefore, we must determine whether the Drug Enforcement Administration (“DEA”) would consider any of our product candidates to be a controlled substance. We believe that it is unlikely that any of our product candidates other than those which may act on the central nervous system may be subject to regulation as controlled substances.

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

In addition, we adopted a shareholder rights plan, the effect of which may be to make an acquisition of us more difficult.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities including U.S. Treasury obligations, U.S. Government sponsored obligations and corporate securities. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2004 was approximately $190.5 million, and the weighted-average interest rate return on the portfolio was approximately 1.31%, with maturities of investments ranging up to 23 months.

ITEM 4. CONTROLS AND PROCEDURES

For the quarterly period ending March 31, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of March 31, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s management, including the Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™ (alvimopan), which allegedly had the effect of artificially inflating the price of the Company’s common stock. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are filed as part of this Report on Form 10-Q:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

(b) We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

(1)	We filed a Current Report on Form 8-K on January 13, 2004 to report, pursuant to Item 5, the results of our Phase III clinical study POI 14CL308 of our product candidate Entereg™ in the management of postoperative ileus.

(2)	We filed a Current Report on Form 8-K on January 14, 2004 to report, pursuant to Item 5, the slides presented during a conference call held on January 13, 2004 to announce the results of our Phase III clinical study POI 14CL308 of our product candidate Entereg™ in the management of postoperative ileus.

(3)	We filed a Current Report on Form 8-K on March 2, 2004 to report, pursuant to Item 12, the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: May 4, 2004	By:	/s/ Bruce A. Peacock
Bruce A. Peacock
President and Chief Executive Officer

	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
Senior Vice President,
Chief Operating Officer and
Chief Financial Officer