Form 10-Q
period 2004-06-30
ADOLOR CORP
filed 2004-08-04
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of July 15, 2004: 38,873,286 shares.

ADOLOR CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003, and the period from August 9, 1993 (inception) to June 30, 2004	2

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003, and the period from August 9, 1993 (inception) to June 30, 2004	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Certain Risks Related to Our Business	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	28

ITEM 6.	Exhibits and Reports on Form 8-K	29

	Signatures	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$9,729,698	$5,339,202
Short-term investments (Note 3)	170,314,510	204,835,289
Accounts receivable from collaboration agreement (Note 4)	2,665,408	3,079,757
Prepaid expenses and other current assets	2,591,004	2,946,254

Total current assets	185,300,620	216,200,502

Equipment and leasehold improvements, net	8,051,750	8,293,324
Other assets	105,378	169,915

Total assets	$193,457,748	$224,663,741

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$704,487	$1,542,699
Accrued expenses	9,719,684	14,960,176
Deferred licensing fees – current (Note 4)	4,166,676	4,166,676

Total current liabilities	14,590,847	20,669,551

Deferred licensing fees – non-current (Note 4)	36,631,918	38,715,256

Total liabilities	51,222,765	59,384,807

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 38,873,286 and 38,793,122 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	3,887	3,879
Additional paid-in capital	372,509,620	372,191,435
Deferred compensation	(140,436)	(757,588)
Unrealized (losses)/gains on available for sale securities	(464,618)	221,224
Deficit accumulated during the development stage	(229,673,470)	(206,380,016)

Total stockholders’ equity	142,234,983	165,278,934

Total liabilities and stockholders’ equity	$193,457,748	$224,663,741

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and Six months ended June 30, 2004 and 2003 and the period from August 9, 1993

(inception) to June 30, 2004

	Three months ended June 30,		Six months ended June 30,		Period from August 9, 1993 (inception) to June 30, 2004
	2004	2003	2004	2003
Contract revenues (Note 4)	$3,707,078	$5,119,839	$7,352,569	$11,756,905	$58,080,234

Operating expenses incurred during the development stage:
Research and development	11,807,397	13,528,103	21,420,308	28,675,214	225,746,670
Marketing, general and administrative	5,344,382	3,741,282	10,433,810	7,357,679	81,238,237

Total operating expenses	17,151,779	17,269,385	31,854,118	36,032,893	306,984,907

Loss from operations	(13,444,701)	(12,149,546)	(24,501,549)	(24,275,988)	(248,904,673)

Interest income	428,356	659,782	1,209,088	1,457,640	19,586,513
Other expense	—	(1,672)	(993)	(2,586)	(355,310)

Net loss	$(13,016,345)	$(11,491,436)	$(23,293,454)	$(22,820,934)	$(229,673,470)

Basic and diluted net loss per share	$(0.34)	$(0.36)	$(0.60)	$(0.72)

Shares used in computing basic and diluted net loss per share	38,821,554	31,591,557	38,809,040	31,556,625

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Six months ended June 30, 2004 and 2003 and the

period from August 9, 1993 (inception) to June 30, 2004

	Six months ended June 30,		Period from August 9, 1993 (inception) to June 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(23,293,454)	$(22,820,934)	$(229,673,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	609,649	1,418,156	22,068,582
Non-cash warrant value	—	—	60,000
Depreciation expense	1,233,076	731,625	6,447,530
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the sale of equipment and leasehold improvements	—	—	(20,227)
Changes in assets and liabilities:
Prepaid expenses and other current assets	355,250	1,259,999	(2,591,004)
Accounts receivable from collaboration agreements	414,349	(1,753,143)	(2,665,408)
Other assets	64,537	(33,521)	(105,378)
Accounts payable	(838,212)	430,960	704,487
Deferred licensing fees	(2,083,338)	(2,513,161)	40,798,594
Accrued expenses	(5,240,492)	(292,525)	9,719,684

Net cash used in operating activities	(28,778,635)	(23,572,544)	(155,136,610)

Cash flows from investing activities:
Purchases of equipment and leasehold improvements	(991,502)	(4,555,297)	(14,729,985)
Proceeds from the sale of equipment and leasehold improvements	—	—	144,273
Purchases of short-term investments	(136,451,037)	(64,201,590)	(713,455,428)
Maturities of short-term investments	170,285,974	68,112,735	542,676,299

Net cash provided by (used in) investing activities	32,843,435	(644,152)	(185,364,841)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	325,877	159,199	2,962,964
Proceeds from notes payable-related parties	—	—	1,000,000
Payment of notes payable	—	(66,831)	(1,832,474)
Proceeds received on notes receivable	2,755	440,259	973,951
Interest receivable converted to principal on notes	(2,936)	(10,051)	(131,860)
Proceeds from notes payable	—	93,824	1,832,474
Net proceeds from issuance of common stock	—	—	266,324,185

Net cash provided by financing activities	325,696	616,400	350,231,149

Net increase (decrease) in cash and cash equivalents	4,390,496	(23,600,296)	9,729,698
Cash and cash equivalents at beginning of period	5,339,202	36,667,369	—

Cash and cash equivalents at end of period	$9,729,698	$13,067,073	$9,729,698

Supplemental disclosure of cash flow information:
Cash paid for interest	$993	$2,586	224,023
Supplemental disclosure of noncash transactions:
Unrealized losses on available for sale securities	(685,842)	(251,209)	(464,618)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,138,774
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. The Company’s next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. The Company’s other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through June 30, 2004 aggregated approximately $229.7 million, and the Company expects to continue to incur substantial losses in future periods. A significant portion of the Company’s revenue recognized in 2003 and to date in 2004 has been from reimbursement of expenses by Glaxo Group Limited (“Glaxo”) under the Company’s collaboration agreement with Glaxo. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg™. There is no assurance that the Company will ever receive regulatory approval for any of its product candidates, generate product sales revenues or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 30, 2004 and for periods ended June 30, 2004 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2004 and June 30, 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss	$(13,016,345)	$(11,491,436)	$(23,293,454)	$(22,820,934)
Unrealized losses on available for sale securities	(692,891)	(237,830)	(685,842)	(251,209)
Realized losses on available for sale securities	174,854	—	114,086	—

Comprehensive loss	$(13,534,382)	$(11,729,266)	$(23,865,210)	$(23,072,143)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

3. SHORT-TERM INVESTMENTS

All investments are classified as “available for sale”, as management has the option to sell them at any time. Therefore all investments are considered short-term and are classified as current, including securities with maturities in excess of one year. Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months.

The following summarizes the short-term investments at June 30, 2004 and December 31, 2003:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$6,106,708	$—	$(12,508)	$6,094,200
U.S. Government obligations	164,672,420	—	(452,110)	164,220,310

June 30, 2004	$170,779,128	$—	$(464,618)	$170,314,510

Corporate bonds	$32,067,478	$106,799	$(8,090)	$32,166,187
U.S. Government obligations & agencies	172,546,587	130,514	(7,999)	172,669,102

December 31, 2003	$204,614,065	$237,313	$(16,089)	$204,835,289

At June 30, 2004, maturities of investments were as follows:
Less than 1 year	$139,177,598	$—	$(291,363)	$138,886,235
1-2 years	31,601,530	—	(173,255)	31,428,275

	$170,779,128	$—	$(464,618)	170,314,510

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

4. CONTRACT REVENUES

The following summarizes revenues for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Collaborative agreement cost reimbursement	$2,665,408	$4,078,171	$5,269,230	$9,255,522
Amortization of up-front license fees	1,041,670	1,041,668	2,083,339	2,501,383

Total revenue	$3,707,078	$5,119,839	$7,352,569	$11,756,905

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue of approximately $1,042,000 and $2,083,000, respectively, was recognized in the three and six month periods ended June 30, 2004 related thereto.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its consolidated statements of operations as contract reimbursement revenue. The Company recorded contract reimbursement revenues of approximately $2,665,000 and $5,269,000, respectively, in the three and six months ended June 30, 2004 under this arrangement. As of June 30, 2004 and December 31, 2003, approximately $2,665,000 and $3,080,000, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

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

June 30, 2004

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

Had the Company determined compensation cost under Statement No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(13,016,345)	$(11,491,436)	$(23,293,454)	$(22,820,934)
Add: Stock-based employee compensation expense included in reported net loss	226,477	826,717	491,175	1,464,687
Deduct: Total stock-based employee compensation expense determined under fair value based method	(2,113,040)	(1,874,716)	(4,258,242)	(3,738,691)

Pro forma net loss	$(14,902,908)	$(12,539,435)	$(27,060,521)	$(25,094,938)

Net Loss per share:
Basic and diluted-as reported	$(0.34)	$(0.36)	$(0.60)	$(0.72)
Basic and diluted-pro forma	$(0.38)	$(0.40)	$(0.70)	$(0.80)

6. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of the Company’s common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties have separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. Following the district court’s ruling on those motions, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint to which the Company must respond sixty days later. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. The Company believes that the allegations are without merit and intends to vigorously defend the derivative litigation.

ITEM 2. MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us and our collaborators;

•	anticipated trial results and regulatory submission dates for our product candidates by us and our collaborators;

•	the status and anticipated timing of acceptance of a regulatory submission, if any, for our product candidates;

•	the status and anticipated timing of regulatory review and approval, if any, for our product candidates;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	our intentions regarding the establishment of collaborations;

•	anticipated efforts of our collaborators;

•	estimates of the market opportunity and the commercialization plans for our product candidates, including our plans for the establishment of a sales force;

•	our intention to rely on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products;

•	the scope of third party patent rights;

•	our ability to raise additional capital; and

•	our ability to acquire or in-license products or product candidates.

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

Company

Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. Our lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. Our next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. Our other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. We have completed four Phase III clinical studies of Entereg™ for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg™ to the FDA in June 2004. There can be no assurance that the FDA will accept our NDA for filing, and even if accepted, there can be no assurance that the FDA will approve our NDA for Entereg™. FDA approval is contingent on many factors, including review and approval of our NDA, including information with respect to the manufacture of Entereg™. Even if Entereg™ is approved by the FDA, we will not be successful unless Entereg™ gains market acceptance. We do not expect to generate positive cash flows from operations for at least the next several years, if at all.

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

In April 2003, we announced top-line results of our first POI Phase III clinical study, POI 14CL302. Study POI 14CL302 enrolled 451 patients and was designed to include large bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (22% of enrolled patients). A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of GI function, in patients in the Entereg™ 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.44; P<0.01). A difference in favor of the Entereg™ 6 mg treatment group versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. A positive trend was observed in the primary endpoint of the study for the Entereg™ 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.23; P = 0.059). The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and abdominal distension.

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

In February 2004, the FDA designated Entereg™ as a “Fast Track” product. The FDA’s Fast Track Programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address unmet medical needs. We submitted an NDA for Entereg™ in June 2004 for use of Entereg™ in POI. There can be no assurance that the FDA will accept our NDA, and even if accepted, there can be no assurance that Entereg™ will obtain FDA approval.

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

Under the terms of the collaboration agreement, Glaxo has overall responsibility for the development of Entereg™ in chronic indications. Glaxo is conducting two Phase IIb studies studying the use of Entereg™ for the reversal of severe constipating effects associated with the chronic use of opioids, as well as an early stage study evaluating Entereg™ in chronic constipation. Outside the United States, Glaxo has responsibility for the development of Entereg™ for all indications, and is currently conducting a substantial Phase III study evaluating Entereg™ in POI in support of a proposed Marketing Authorization Application (“MAA”) filing. This study is designed with similar endpoints to the POI studies conducted by Adolor in the United States, and the primary analysis group in the study is the bowel resection patient group.

In Licensing/Research

We believe there are opportunities to expand our product portfolio by the acquisition or in-licensing of products and/or product development candidates, and intend to explore and evaluate such opportunities.

In July 2003, we entered into an agreement with EpiCept Corporation (“EpiCept”), under which we obtained exclusive rights to develop and commercialize in North America a sterile lidocaine patch, which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement and may make up to $20.0 million in additional development milestone payments if certain clinical and regulatory achievements are reached.

We also have other compounds that are being designed to elicit potential analgesic effects by targeting peripheral and central opioid receptors, including the delta, kappa and mu receptors. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of Entereg™ and an opioid. This combination is intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

License Agreements

In November 1996, Roberts Laboratories Inc. (“Roberts”) licensed from Eli Lilly certain intellectual property rights relating to Entereg™. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg™. We have made license and milestone payments under that agreement totaling $1.1 million. We are obligated to pay additional milestone payments in the aggregate amount of $1.4 million to Roberts and Eli Lilly upon receiving notice of acceptance of a first NDA or similar filing in the United States, Canada, Japan or the European Community. If Entereg™ receives regulatory approval, we are obligated to pay royalties to Roberts and Eli Lilly on commercial sales of Entereg™. Under the terms of our arrangements, the license to Entereg™ expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

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

Commercialization

We have a small manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for preclinical, clinical and commercial purposes. We maintain commercial supply agreements with certain of these third party manufacturers. We presently do not maintain our own manufacturing facilities.

We have a small marketing organization to support our development efforts. We plan to build a field force in the United States to co-promote Entereg™ along with Glaxo in hospital-care settings, if regulatory approval is received. In June 2004 we entered into a Distribution Agreement with Glaxo under which Glaxo will perform certain distribution and contracting services on our behalf for a fee. Outside of the United States we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Financial

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2004 aggregated approximately $229.7 million, and we expect to continue to incur substantial losses in future periods. A significant portion of our revenue recognized in 2003 and to date in 2004 has been from reimbursement of expenses by Glaxo under our collaboration agreement with Glaxo and we expect such revenues to decrease in future annual periods as we expect the related reimbursable expenses to decrease. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our proposed future products under development, particularly our lead product candidate, Entereg™. There is no assurance that we will ever receive regulatory approval for any of our product candidates, generate product sales revenues or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

We do not expect to generate a positive cash flow from operations for at least the next several years, if ever. Prior to exhausting our current cash, cash equivalents and short term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidates.

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. We recognized revenue of approximately $1,042,000 and $2,083,000, respectively, in the three and six months ended June 30, 2004 related thereto. We may receive milestone payments of up to $220.0 million over the term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop Entereg™ for a number of acute and chronic indications which would potentially involve the use of Entereg™ in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote Entereg™ and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction (“OBD”). Outside the United States, Glaxo will be responsible for the development and commercialization of Entereg™ for all indications, and we will receive royalties on sales revenues, if any.

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

We recorded contract reimbursement revenue of approximately $2.7 million and $5.3 million respectively, in the three and six months ended June 30, 2004 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred by us primarily in our POI development program. Additionally, we recorded research and development and marketing expenses of approximately $0.8 million and $2.1 million, respectively, in the three and six months ended June 30, 2004, representing reimbursement by us to Glaxo of expenses incurred by Glaxo primarily in the OBD development program.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and have funded our operations primarily from the proceeds received from the sale of our equity securities as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $180.0 million at June 30, 2004, and approximately $210.2 million at December 31, 2003, representing 93.1% and 93.6% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, including United States Treasury obligations and corporate securities.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2007 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	2003
Net loss	$(23,293,454)	$(22,820,934)
Adjustments for non-cash operating items	1,842,725	2,149,781

Net cash operating loss	(21,450,729)	(20,671,153)
Net change in assets and liabilities	(7,327,906)	(2,901,391)

Net cash used in operating activities	(28,778,635)	(23,572,544)

Net cash provided by / (used in) investing activities	32,843,435	(644,152)

Net cash provided by financing activities	$325,696	$616,400

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the six months ended June 30, 2004 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for Entereg™, and from the compensation of our employees. These outflows were partially offset by cost reimbursement amounts received from Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating expenses in future quarters will increase substantially as a result of manufacturing scale-up efforts and other costs and in preparation for the potential commercialization of Entereg™, as well as additional Entereg™ development and licensing costs. We expect to incur expenses of approximately $5.5 million in the third quarter of 2004 if our NDA is accepted by the FDA for filing in connection with payments under license agreements relating to Entereg™. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

Upon acceptance of our NDA by the FDA, we are due a $10.0 million milestone payment under our collaboration agreement with Glaxo.

Net Cash Provided By / (Used In) Investing Activities and Investing Requirements Outlook

Cash provided by investing activities for the six months ended June 30, 2004 relates primarily to maturities of investments, partially offset by expenditures for laboratory equipment and information technology to support our research and development activities.

Operations are expected to continue to be funded through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

We do not expect to generate sales and positive cash flows from operations for at least the next several years, if ever. We expect to continue to use our cash, cash equivalents and short-term investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $180.0 million as of June 30, 2004 will be sufficient to meet our currently estimated operating and investing requirements into 2007. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $3.7 million and $5.1 million for the three months ended June 30, 2004 and 2003, respectively and were approximately $7.4 million and $11.8 million for the six months ended June 30, 2004 and 2003, respectively. These decreases in revenue in 2004 compared to 2003 related principally to a decrease in expenses incurred and reimbursed pursuant to our collaboration agreement with Glaxo primarily in the POI program. Additionally, in the six months ended June 30, 2003 approximately $0.4 million was recorded as revenue related to the termination of a license agreement we had with Santen Pharmaceutical Co., Ltd.

Research and development expenses. Research and development expenses decreased to approximately $11.8 million for the three months ended June 30, 2004 from approximately $13.5 million for the three months ended June 30, 2003. Research and development expenses for the six months ended June 30, 2004 decreased to approximately $21.4 million from approximately $28.7 million for the six months ended June 30, 2003. These decreases in 2004 are principally related to a decrease in expenditures associated with our Entereg™ Phase III clinical trial program, offset partially by increases in expenses reimbursable to Glaxo by us for expenses incurred by Glaxo primarily in the OBD development program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. Internal research and development expenses totaled approximately $5.5 million and $5.0 million in the three months ended June 30, 2004 and 2003 respectively, and approximately $10.6 million and $10.5 million in the six months ended June 30, 2004 and 2003, respectively. These internal research and development expenses are largely related to our Entereg™ development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Entereg™ Program	$5,491,537	$7,443,514	$9,095,889	$16,372,329
Sterile Patch Program	525,957	—	928,707	—
Other Programs	308,381	1,009,709	805,385	1,794,673

Total	$6,325,875	$8,453,223	$10,829,981	$18,167,002

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $5.3 million for the three months ended June 30, 2004 from approximately $3.7 million in the three months ended June 30, 2003. Our marketing, general and administrative expenses increased to approximately $10.4 million for the six months ended June 30, 2004 from approximately $7.4 million in the six months ended June 30, 2003. These increases in 2004 are principally related to increased personnel expenses, marketing related expenses, legal expenses and other professional fees.

Other income (expense). Our other income decreased to approximately $0.4 million and $1.2 million for the three and six months ended June 30, 2004, respectively, from approximately $0.7 million and $1.5 million, respectively, for the same periods in 2003 due to lower interest rates in 2004, and losses realized on the sale of certain securities.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2004 aggregated approximately $229.7 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, Entereg™. There is no assurance that we will ever receive regulatory approval for any of our product candidates, generate product sales revenues or achieve profitable operations, or that profitable operations, if achieved, could be sustained on a continuing basis.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. Prior to commercialization of Entereg™ in the United States, the FDA would have to approve our NDA for Entereg™. There is no assurance that the FDA will accept our NDA for Entereg™, or that, if accepted, the FDA will approve Entereg™ in the United States, or that approval of Entereg™ in any country outside of the United States will be obtained. Drug development is a highly uncertain process. We or Glaxo, with whom we are collaborating to develop Entereg™, may suffer significant setbacks in advanced clinical trials of Entereg™, even after achieving potentially promising results in earlier clinical trials.

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

While we believe the results of studies POI 14CL302, POI 14CL313, POI 14CL306 and POI 14CL308 support our goal of obtaining approval for Entereg™in the United States, there can be no assurance that the FDA will concur with that assessment. The FDA may evaluate the results by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that may require additional time to accumulate, or that we are unable to provide.

While the FDA has designated Entereg™ as a Fast Track product, there is no assurance that such designation will expedite the review of our NDA by the FDA, and such designation does not increase the likelihood of approval of our NDA. There can also be no assurance that Entereg™ will be granted priority review status by the FDA.

Unfavorable results or adverse safety findings from any clinical study will adversely affect our ability to obtain regulatory approval for Entereg™.

We and Glaxo expect to continue to clinically evaluate Entereg™ in both acute and chronic conditions. Glaxo is currently conducting a Phase III clinical study in POI outside the United States which is scheduled to enroll a substantial number of patients, and additional studies in chronic indications. We are conducting, or planning to conduct, additional studies in the United States of Entereg™. Unfavorable results in these studies may adversely affect our ability to obtain FDA or other regulatory approval or market acceptance for Entereg™.

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

We have not yet commercialized any products, and we may never be able to do so. If our NDA for Entereg™ is not approved by the FDA, or if approval is delayed, our ability to achieve revenues from product sales will be impaired and our stock price will be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results. Even if Entereg™ is approved by the FDA for marketing, we will not be successful unless Entereg™ gains market acceptance. The degree of market acceptance of Entereg™ will depend on a number of factors, including:

•	the breadth of the indication for which Entereg™ may receive approval;

•	the establishment and demonstration in the medical community of the safety and clinical efficacy of Entereg™ and its potential advantages over competitive products; and

•	pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend Entereg™.

We may not be able to successfully develop Entereg™ for use in treating chronic opioid bowel dysfunction (“OBD”).

We have completed several Phase II trials and one Phase III clinical trial studying the use of Entereg™ for the reversal of the severe constipating effects associated with chronic use of opioids. The overall responsibility for the development of Entereg™ in chronic indications is now carried on by Glaxo. The long-term animal toxicity studies necessary to support further development of Entereg™ in OBD are on-going. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg™, including its prospects for use in POI. Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further OBD studies, or in the on-going clinical studies in the POI indication. Additional studies for chronic OBD investigating longer duration of patient exposure and different dosing strategies, as well as preclinical toxicology studies, will be required prior to initiating the clinical studies required to be successfully completed before any NDA could be filed for use of Entereg™ in OBD.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, in the calendar year ended December 31, 2003, the closing price of our common stock reached a low of $9.55 per share in March 2003 and a high of $21.75 per share in December 2003. During the first six months of 2004, the closing price of our common stock was $11.96 per share at its low point in June 2004 and $22.24 per share at its high point in January 2004.

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

We have been named in a purported class action lawsuit and related derivative lawsuits.

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in our Phase III clinical trials for Entereg™ , which allegedly had the effect of artificially inflating the price of our common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties have separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. Following the district court’s ruling on those motions, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint to which the Company must respond sixty days later. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on our behalf, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase III clinical trials for Entereg™. We believe that the allegations are without merit and intend to vigorously defend the derivative litigation.

We may become involved in additional litigation of this type in the future. Litigation of this type is often extremely expensive, highly uncertain and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of June 30, 2004 of approximately $180.0 million will be sufficient to meet our currently estimated operating and investing requirements into 2007. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any sales revenue, and as of June 30, 2004, we have incurred a cumulative net loss of approximately $229.7 million. During the calendar years ended December 31, 2003 and 2002, we incurred operating losses of approximately $53.6 million and $65.0 million, respectively, and net losses of approximately $51.2 million and $60.5 million, respectively. During the six month period ended June 30, 2004 we incurred operating losses of approximately $24.5 million and net losses of approximately $23.3 million. Even if we succeed in securing regulatory approval of Entereg™, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

The term of the collaboration agreement varies depending on the indication and the territory. The term of the collaboration agreement for the POI indication in the United States is ten years from the first commercial sale of Entereg™ in that indication, if any. Generally, the term for the OBD indication in the United States is fifteen years from the first commercial sale of Entereg™ in that indication, if any. In the rest of the world, the term is generally fifteen years from the first commercial sale of Entereg™, if any, on a country-by-country and indication-by-indication basis.

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

To receive regulatory approval for Entereg™, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture Entereg™, and there is a risk that such approval may not be obtained. We are required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make Entereg™ in accordance with current Good Manufacturing Practices (“cGMPs”). Under cGMPs, we and our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of Entereg™.

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

We have entered into, and may in the future enter into, collaborative arrangements, like our arrangement with Glaxo, for the marketing, sale and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements.

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

Reduction in the use of opioid analgesics would reduce the potential market for Entereg™.

If the use of drugs or techniques which reduce the requirement for mu-opioids increases, the demand for Entereg™ would be decreased. Various techniques to reduce the use of opioids are used in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the post-operative period can reduce or eliminate the use of opioids. Non-steroidal inflammatory agents may also reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics which act at non-mu-opioid receptors are under development. Many companies have developed and are developing analgesic products which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for Entereg™.

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

From time to time we have considered, and we will continue to consider in the future, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

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

The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease commercialization of our products. We currently carry clinical trial insurance at a level we believe is commercially reasonable but do not carry product liability insurance. Our corporate collaborators or we may not be able to obtain insurance at a reasonable cost, if at all. There is no assurance that our clinical trial insurance will be adequate to cover claims that may arise or that we will be able to obtain product liability insurance.

We enter into indemnification agreements where we indemnify third parties such as manufacturers and investigators for certain product liability claims related to our products under investigation. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities including U.S. Treasury obligations and corporate securities. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2004 was approximately $170.3 million, and the weighted-average interest rate return on the portfolio was approximately 1.33%, with maturities of investments ranging up to 20 months.

ITEM 4. CONTROLS AND PROCEDURES

For the quarterly period ending June 30, 2004 we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of June 30, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s management, including the Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™ , which allegedly had the effect of artificially inflating the price of the Company’s common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties have separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. Following the district court’s ruling on those motions, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint to which the Company must respond sixty days later. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. The Company believes that the allegations are without merit and intends to vigorously defend the derivative litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2004, we held our Annual Meeting of Stockholders in Exton, Pennsylvania. The following matters were submitted to a vote of security holders.

Our stockholders voted to elect the following members of our Board of Directors for terms of three years each:

Nominee	In Favor	Against	Abstain
Paul Goddard, Ph.D.	31,276,125	—	1,475,841
Claude H. Nash, Ph.D.	31,958,056	—	793,910
Donald Nickelson	31,958,446	—	803,520

Our directors who continued after the meeting include two Class I directors whose term expires in 2005, Armando Anido and George V. Hager, Jr., and three Class II directors whose term expires in 2006, Bruce A. Peacock, David M. Madden and Robert T. Nelsen.

Our stockholders voted as follows to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2004: 31,528,312 shares were voted in favor of ratification, 617,429 shares were voted against ratification, and 606,225 shares abstained from voting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) The following exhibits are filed as part of this Report on Form 10-Q:

10.1	Amendment No. 1 to the Collaboration Agreement with Glaxo Group Limited. [1]

10.2	Distribution Services Agreement between SmithKline Beecham Corporation and the Company, dated June 29, 2004. [1,2]

10.3	API Compound Supply Agreement between the Company and Torcan Chemical Ltd., dated July 13, 2004. [1,2]

10.4	API Compound Supply Agreement between the Company and Girindus AG, dated July 6, 2004. [1,2]

10.5	Drug Product Supply Agreement between the Company and Pharmaceutics International, Inc., dated July 1, 2004. [1,2]

10.6	Letter Agreement between the Company and James E. Barrett, Ph.D., dated June 23, 2004. [1,4]

10.7	Amendment No. 1 to the Consulting Agreement between the Company and Paul Goddard. [1,4]

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.
[2]	Confidential Treatment requested.
[4]	Compensation plan or arrangement in which directors and executive officers are eligible to participate.

(b) We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

(1)	We filed a Current Report on Form 8-K on April 22, 2004 to report, pursuant to Item 5, that a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers.

(2)	We filed a Current Report on Form 8-K on May 4, 2004 to report, pursuant to Item 5, the Company’s financial results for the quarter ended March 31, 2004.

(3)	We filed a Current Report on Form 8-K on June 28, 2004 to report, pursuant to Item 5, that the Company had completed submission to the Food and Drug Administration of the New Drug Application for Entereg™ (alvimopan) capsules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: August 4, 2004	By:	/s/ Bruce A. Peacock
Bruce A. Peacock
President and Chief Executive Officer

	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
Senior Vice President, Chief Operating Officer and Chief Financial Officer