Form 10-Q
period 2004-09-30
ADOLOR CORP
filed 2004-11-02
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of October 15, 2004: 39,072,942 shares.

ADOLOR CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and the period from August 9, 1993 (inception) to September 30, 2004	2

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003, and the period from August 9, 1993 (inception) to September 30, 2004	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Certain Risks Related to Our Business	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 6.	Exhibits	29

	Signatures	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

Unaudited

September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$12,428,701	$5,339,202
Short-term investments (Note 3)	151,659,171	204,835,289
Accounts receivable from collaboration agreement (Note 4)	12,741,842	3,079,757
Prepaid expenses and other current assets	1,407,740	2,946,254

Total current assets	178,237,454	216,200,502

Equipment and leasehold improvements, net	7,893,976	8,293,324
Other assets	105,378	169,915

Total assets	$186,236,808	$224,663,741

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$602,377	$1,542,699
Accrued expenses	11,065,286	14,960,176
Deferred licensing fees – current (Note 4)	4,166,676	4,166,676

Total current liabilities	15,834,339	20,669,551

Deferred licensing fees – non-current (Note 4)	35,590,249	38,715,256

Total liabilities	51,424,588	59,384,807

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 39,072,923 and 38,793,122 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	3,907	3,879
Additional paid-in capital	373,567,763	372,191,435
Deferred compensation	(50,272)	(757,588)
Unrealized (losses)/gains on available for sale securities	(326,950)	221,224
Deficit accumulated during the development stage	(238,382,228)	(206,380,016)

Total stockholders’ equity	134,812,220	165,278,934

Total liabilities and stockholders’ equity	$186,236,808	$224,663,741

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and Nine months ended September 30, 2004 and 2003 and the period from August 9, 1993

(inception) to September 30, 2004

	Three months ended September 30,		Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2004
	2004	2003	2004	2003
Contract revenues (Note 4)	$13,783,512	$4,848,306	$21,136,081	$16,605,211	$71,863,746

Operating expenses incurred during the development stage:
Research and development	16,679,343	14,551,187	38,099,651	43,226,401	242,426,013
Marketing, general and administrative	6,424,987	4,651,805	16,858,797	12,009,484	87,663,224

Total operating expenses	23,104,330	19,202,992	54,958,448	55,235,885	330,089,237

Loss from operations	(9,320,818)	(14,354,686)	(33,822,367)	(38,630,674)	(258,225,491)

Interest income	612,414	546,218	1,821,502	2,003,858	20,198,927
Other expense	(354)	(29,502)	(1,347)	(32,088)	(355,664)

Net loss	$(8,708,758)	$(13,837,970)	$(32,002,212)	$(36,658,904)	$(238,382,228)

Basic and diluted net loss per share	$(0.22)	$(0.44)	$(0.82)	$(1.16)

Shares used in computing basic and diluted net loss per share	38,996,874	31,662,872	38,872,108	31,592,436

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended September 30, 2004 and 2003 and the

period from August 9, 1993 (inception) to September 30, 2004

	Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(32,002,212)	$(36,658,904)	$(238,382,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	1,064,919	2,086,527	22,467,596
Non-cash warrant value	—	—	60,000
Depreciation expense	1,770,237	1,180,755	7,040,947
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain/(loss) on the sale/(disposal) of equipment and leasehold improvements	—	28,744	(20,227)
Changes in assets and liabilities:
Restricted cash	—	(931,563)	—
Prepaid expenses and other current assets	1,538,514	1,541,926	(1,407,740)
Accounts receivable from collaboration agreements	(9,662,085)	3,695,742	(12,741,842)
Other assets	64,537	6,650	(105,378)
Accounts payable	(940,322)	(850,488)	602,377
Deferred licensing fees	(3,125,007)	(3,554,830)	39,756,925
Accrued expenses	(3,894,890)	(1,423,346)	11,065,286

Net cash used in operating activities	(45,186,309)	(34,878,787)	(171,544,284)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,370,889)	(5,613,794)	(15,109,372)
Proceeds from the sale of equipment and leasehold improvements	—	—	144,273
Purchase of short-term investments	(158,385,087)	(122,591,122)	(735,389,478)
Maturities of short-term investments	211,013,031	134,047,900	583,403,356

Net cash provided by / (used in) investing activities	51,257,055	5,842,984	(166,951,221)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	1,018,934	213,233	3,656,021
Proceeds from notes payable-related parties	—	—	1,000,000
Payment of notes payable	—	(98,105)	(1,832,474)
Proceeds received on notes receivable	2,755	544,432	973,951
Interest receivable converted to principal on notes	(2,936)	(10,051)	(131,860)
Proceeds from notes payable	—	93,824	1,832,474
Net proceeds from issuance of common stock	—	—	266,324,185

Net cash provided by financing activities	1,018,753	743,333	350,924,206

Net increase (decrease) in cash and cash equivalents	7,089,499	(28,292,470)	12,428,701
Cash and cash equivalents at beginning of period	5,339,202	36,667,369	—

Cash and cash equivalents at end of period	$12,428,701	$8,374,899	$12,428,701

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,347	$3,344	$224,377
Supplemental disclosure of noncash transactions:
Unrealized (losses) gains on available for sale securities	(548,174)	(301,586)	(326,950)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	357,603	145,007	24,496,377
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to
Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2004

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

Currently, the Company’s revenues are derived from its collaboration agreement with Glaxo Group Limited (“Glaxo”). The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through September 30, 2004 aggregated approximately $238.4 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg™. There is no assurance that the Company will ever receive regulatory approval for any of its product candidates, generate product sales revenues, achieve profitable operations and generate positive cash flows from operations, or that profitable operations, if achieved, could be sustained on a continuing basis. The Company will need to raise additional funds to finance its operating activities prior to exhausting its current cash, cash equivalents and short-term investments. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and potential commercialization of its product candidates.

Interim Financial Information

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 30, 2004 and for periods ended September 30, 2004 and 2003, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with accounting principals generally accepted in the United States of America. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2004 and September 30, 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss	$(8,708,758)	$(13,837,970)	$(32,002,212)	$(36,658,904)
Unrealized gains/(losses) on available for sale securities	137,668	(50,377)	(548,174)	(301,586)
Realized loss on available for sale securities	—	—	114,086	—

Comprehensive loss	$(8,571,090)	$(13,888,347)	$(32,436,300)	$(36,960,490)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

3. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are considered short-term and are classified as current, including securities with maturities in excess of one year. All investments are classified as “available for sale”, and are considered current assets, as management has the option to sell them at any time.

The following summarizes the short-term investments at September 30, 2004 and December 31, 2003:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$2,078,673	$—	$(7,633)	$2,071,040
U.S. Government obligations	149,907,448	—	(319,317)	149,588,131

September 30, 2004	$151,986,121	$—	$(326,950)	$151,659,171

Corporate bonds	$32,067,478	$106,799	$(8,090)	$32,166,187
U.S. Government obligations & agencies	172,546,587	130,514	(7,999)	172,669,102

December 31, 2003	$204,614,065	$237,313	$(16,089)	$204,835,289

At September 30, 2004, maturities of investments were as follows:
Less than 1 year	$142,051,424	$—	$(303,033)	$141,748,391
1-2 years	9,934,697	—	(23,917)	9,910,780

	$151,986,121	$—	$(326,950)	$151,659,171

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2004

(Unaudited)

4. CONTRACT REVENUES

The following summarizes revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Collaborative agreement cost reimbursement	$2,741,842	$3,806,637	$8,011,074	$13,062,159
Collaborative milestone fees	10,000,000	—	10,000,000	—
Amortization of up-front license fees	1,041,670	1,041,669	3,125,007	3,543,052

Total revenue	$13,783,512	$4,848,306	$21,136,081	$16,605,211

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $1.0 million and $3.1 million, respectively, was recognized in the three and nine month periods ended September 30, 2004.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its consolidated statements of operations as contract reimbursement revenue. The Company recorded contract reimbursement revenues of approximately $2.7 million and $8.0 million, respectively, in the three and nine months ended September 30, 2004 under this arrangement. As of September 30, 2004 and December 31, 2003, approximately $2.7 million and $3.1 million, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In September 2004, upon acceptance for review of the Company’s New Drug Application (“NDA”) by the U.S. Food and Drug Administration (“FDA”), and under the terms of the collaboration agreement, the Company recognized $10.0 million in milestone revenue. As of September 30, 2004, the $10.0 million was recorded as an account receivable from Glaxo. Glaxo paid the Company the $10.0 million in October 2004.

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

September 30, 2004

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

Had the Company determined compensation cost under Statement No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(8,708,758)	$(13,837,970)	$(32,002,212)	$(36,658,904)
Add: Stock-based employee compensation expense included in reported net loss	87,172	664,265	578,347	2,128,952
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,877,566)	(1,865,465)	(6,135,808)	(5,604,156)

Pro forma net loss	$(10,499,152)	$(15,039,170)	$(37,559,673)	$(40,134,108)

Net Loss per share:
Basic and diluted-as reported	$(0.22)	$(0.44)	$(0.82)	$(1.16)
Basic and diluted-pro forma	$(0.27)	$(0.47)	$(0.97)	$(1.27)

6. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of the Company’s common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties have separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. One of those motions has subsequently been withdrawn. Once the district court issues an order appointing Lead Plaintiff, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint to which the Company must respond sixty days later. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. The Derivative Plaintiff has indicated that it intends to file an amended Complaint. Pursuant to the Court’s order dated October 13, 2004, Plaintiffs have 30 days to file an amended Complaint and the Company will then have 30 days to respond. The Company currently intends to challenge the standing of the Derivative Plaintiff to file the derivative litigation on its behalf.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. We have completed four Phase III clinical studies of Entereg™ for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg™ to the FDA in June 2004. In September 2004, the FDA accepted our NDA for review, and the FDA Prescription Drug User Fee Act (“PDUFA”) target action date for completion of FDA’s review is ten (10) months from the submission date, or April 25, 2005. There can be no assurance that the FDA will approve our NDA for Entereg™. FDA approval of our NDA is contingent on many factors, including a favorable review of preclinical and clinical data, as well as information with respect to the manufacture of Entereg™. Entereg™ is also being evaluated in additional clinical studies, including a substantial Phase III study conducted by Glaxo evaluating Entereg™ in POI in support of a proposed Marketing Authorization Application (“MAA”) filing in Europe, results from which are expected to be available by early 2005. Even if Entereg™ is approved by the FDA, we will not be successful unless Entereg™ gains market acceptance. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis.

Entereg™ (alvimopan)

Entereg™ is being clinically evaluated in both acute and chronic indications. Our Entereg™ POI Phase III program included four studies which have been completed. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg™. The primary endpoint in these three efficacy studies was time to recovery of GI function, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg™ 12 mg (413 patients) or placebo (106 patients). The four Phase III clinical trials enrolled over 2,100 patients in total.

In April 2003, we announced top-line results of our first POI Phase III clinical study, POI 14CL302. Study POI 14CL302 enrolled 451 patients and was designed to include large bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (22% of enrolled patients). A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of GI function, in patients in the Entereg™ 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.45; P<0.01). A positive trend was observed in the primary endpoint of the study for the Entereg™ 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.28; P = 0.059). A difference in favor of the Entereg™ treatment groups versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and abdominal distension.

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

In January 2004, we announced top-line results of our fourth POI Phase III clinical study, POI 14CL308. Study POI 14CL308 enrolled 666 patients, and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (14% of enrolled patients). A positive trend was observed in the primary endpoint of the study when each of the Entereg™ 6 mg and 12 mg treatment groups were compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.20, P=0.08; for 12 mg group, hazard ratio = 1.24, P=0.038). Due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would be required in the 12 mg dose group to be considered statistically significant. A difference in favor of Entereg™ was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and pruritis.

We submitted an NDA for Entereg™ in June 2004 for use of Entereg™ in POI. In September 2004, the FDA accepted our NDA for review, and established a PDUFA target action date of April 25, 2005 for completion of their review. There can be no assurance that Entereg™ will receive FDA approval.

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. The companies have agreed to co-develop Entereg™ for a number of indications, both acute and chronic, which would potentially involve the use of Entereg™ in in-patient and out-patient settings. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA.We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives.

Under the terms of the collaboration agreement, Glaxo has overall responsibility for the development of Entereg™ in chronic indications. Glaxo is conducting two Phase IIb studies studying the use of Entereg™ for the reversal of severe constipating effects associated with the chronic use of opioids, as well as an early stage study evaluating Entereg™ in chronic constipation. Outside the United States, Glaxo has responsibility for the development of Entereg™ for all indications. Glaxo has conducted a substantial Phase III study evaluating Entereg™ in POI in support of a proposed MAA filing in Europe. This study is designed with similar endpoints to the POI studies conducted by Adolor in the United States, and the primary analysis group in the study is the bowel resection patient group. Results from this study are expected to be available by early 2005.

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

We maintain a research effort directed at the discovery of compounds that elicit potential analgesic effects by targeting peripheral and central opioid receptors, including the delta, kappa and mu receptors. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of Entereg™ and an opioid. This combination is intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

License Agreements

In November 1996, Roberts Laboratories Inc. (“Roberts”) licensed from Eli Lilly certain intellectual property rights relating to Entereg™. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg™. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg™ receives regulatory approval, we are obligated to make a milestone payment of $900,000 under this agreement, as well as royalties on commercial sales of Entereg™. Our license to Entereg™ expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

In August 2002, we expanded our intellectual property rights related to Entereg™ by entering into a separate exclusive license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Eli Lilly $4.0 million upon signing the agreement and are subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, we also agreed to pay Eli Lilly $4.0 million upon acceptance for review of our NDA by the FDA, which payment was made in the third quarter of 2004.

Commercialization

We have a small manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for preclinical, clinical and commercial purposes. We maintain commercial supply agreements with certain of these third party manufacturers. We presently do not maintain our own manufacturing facilities.

We have a small marketing organization to support our development efforts. We plan to build a field force in the United States to co-promote Entereg™ along with Glaxo in hospital-care settings, if regulatory approval is received. In June 2004 we entered into a Distribution Agreement with Glaxo under which Glaxo will perform certain distribution and contracting services on our behalf for a fee. Outside of the United States we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale under a supply agreement we entered into with Glaxo in September 2004. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Financial

Currently, our revenues are derived from our collaboration agreement with Glaxo. We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2004 aggregated approximately $238.4 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our proposed future products under development, particularly our lead product candidate, Entereg™. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. Prior to exhausting our current cash, cash equivalents and short term investments, we will need to raise additional funds to finance our operating activities. There are no assurances that we will be successful in obtaining an adequate level of financing for the long-term development and commercialization of our product candidates.

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. We recognized revenue of approximately $1.0 million and $3.1 million, respectively, in the three and nine months ended September 30, 2004 related thereto. In the third quarter of 2004, upon acceptance for review of our NDA by the FDA, and under the terms of the collaboration agreement, we recognized $10.0 million in milestone revenue. We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

In June 2004 we entered into a Distribution Agreement with Glaxo under which Glaxo will perform certain distribution and contracting services on our behalf for a fee. Outside of the United States we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale under a supply agreement we entered into with Glaxo in September 2004.

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

We recorded contract reimbursement revenue of approximately $2.7 million and $8.0 million, respectively, in the three and nine months ended September 30, 2004 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred by us primarily in our POI development program. Additionally, we recorded research and development and marketing expenses of approximately $2.5 million and $4.6 million, respectively, in the three and nine months ended September 30, 2004, representing reimbursement by us to Glaxo of expenses incurred by Glaxo.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $164.1 million at September 30, 2004, and approximately $210.2 million at December 31, 2003, representing 88.1% and 93.6% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, including United States Treasury obligations and corporate securities.

We believe that our current cash, cash equivalents and short-term investments are adequate to fund operations into 2007 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Net loss	$(32,002,212)	$(36,658,904)
Adjustments for non-cash operating items	2,835,156	3,296,026

Net cash operating loss	(29,167,056)	(33,362,878)
Net change in assets and liabilities	(16,019,253)	(1,515,909)

Net cash used in operating activities	$(45,186,309)	$(34,878,787)

Net cash provided by investing activities	$51,257,055	$5,842,984

Net cash provided by financing activities	$1,018,753	$743,333

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the nine months ended September 30, 2004 have resulted primarily from research and development expenditures associated with our product candidates, including licensing fees, clinical development and manufacturing costs for Entereg™, and from the compensation of our employees. These outflows were partially offset by cost reimbursement amounts received from Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future quarters will increase as a result of decreased contract revenues, and continued research and development expenses, as well as increased manufacturing efforts and other costs incurred in preparation for the potential commercialization of Entereg™. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

The $10.0 million milestone payment owed from Glaxo, which was recorded in accounts receivable at September 30, 2004, was received from Glaxo in October 2004.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Cash provided by investing activities for the nine months ended September 30, 2004 relates primarily to maturities of investments, partially offset by expenditures for laboratory equipment and information technology to support our research and development activities.

Operations are expected to continue to be funded through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

Cash provided by financing activities for the nine months ended September 30, 2004 relates primarily to proceeds from the exercise of stock options.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $164.1 million as of September 30, 2004 will be sufficient to fund operations into 2007. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $13.8 million and $4.8 million for the three months ended September 30, 2004 and 2003, respectively, and were approximately $21.1 million and $16.6 million for the nine months ended September 30, 2004 and 2003, respectively. These increases in revenue in 2004 compared to 2003 relate principally to a $10.0 million milestone payment from Glaxo recognized in the third quarter of 2004 relating to FDA’s acceptance for review of our NDA, partially offset by a decrease in expenses incurred and reimbursed pursuant to our collaboration agreement.

Research and development expenses. Research and development expenses increased to approximately $16.7 million for the three months ended September 30, 2004 from approximately $14.6 million for the three months ended September 30, 2003. This increase in 2004 is principally related to an increase in license fee expense of $4.5 million relating to Entereg™ , and increased manufacturing development expenses, partially offset by a decrease in expenditures associated with our Entereg™ Phase III clinical trial program and other license fee expense. Research and development expenses for the nine months ended September 30, 2004 decreased to approximately $38.1 million from approximately $43.2 million for the nine months ended September 30, 2003. This decrease in 2004 is principally related to a decrease in expenditures associated with our Entereg™ Phase III clinical trial program, offset partially by increased license fee expense.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. Internal research and development expenses totaled approximately $5.4 million and $5.0 million in the three months ended September 30, 2004 and 2003, respectively, and approximately $16.0 million and $15.6 million in the nine months ended September 30, 2004 and 2003, respectively. These internal research and development expenses are largely related to our Entereg™ development efforts. External expenses include license fees expense and expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Entereg™ Program	$10,114,230	$6,693,731	$19,210,119	$23,066,060
Sterile Patch Program	678,274	2,514,740	1,606,981	2,514,740
Other Programs	454,729	297,317	1,260,114	2,091,990

Total	$11,247,233	$9,505,788	$22,077,214	$27,672,790

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $6.4 million for the three months ended September 30, 2004 from approximately $4.7 million in the three months ended September 30, 2003, and to approximately $16.9 million for the nine months ended September 30, 2004 from approximately $12.0 million in the nine months ended September 30, 2003. These increases in 2004 are principally related to increased marketing related expenses, personnel expenses, and professional fees.

Other income (expense). Our other income increased to approximately $0.6 million for the three months ended September 30, 2004 from approximately $0.5 million for the same period in 2003 as a result of an increased investment balance, offset by lower interest rates. Our other income decreased to approximately $1.8 million for the nine months ended September 30, 2004 from approximately $2.0 million for the same period in 2003 principally as a result of losses realized on the sale of certain securities.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2004 aggregated approximately $238.4 million, and we expect to continue to incur substantial losses in future periods. We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, Entereg™. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. Prior to commercialization of Entereg™ in the United States, the FDA would have to approve our NDA for Entereg™. There is no assurance that the FDA will approve Entereg™ in the United States, or that approval of Entereg™ in any country outside of the United States will be obtained. Drug development is a highly uncertain process. We or Glaxo, with whom we are collaborating to develop Entereg™, may suffer significant setbacks in advanced clinical trials of Entereg™, even after achieving potentially promising results in earlier clinical trials.

Certain results from our clinical trials show that the differences between our product candidates and placebos are not statistically significant.

Our Entereg™ POI Phase III program consists of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. In study POI 14CL302, the difference from placebo in the Entereg™ 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo was not statistically significant in either the Entereg™ 6 mg or the 12 mg treatment groups. Even though the P-value for the 12mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple dose comparisons, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P < 0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P < 0.05, the other dose comparison in that study needs to reach a significance level of P < 0.025 to be considered statistically significant.

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

While the FDA has designated Entereg™ as a Fast Track product, such designation does not increase the likelihood of approval of our NDA. Additionally, there can be no assurance that the PDUFA target action date of April 25, 2005 for completion of review of our NDA will be met.

Unfavorable results or adverse safety findings from any clinical study will adversely affect our ability to obtain regulatory approval for Entereg™.

We and Glaxo expect to continue to clinically evaluate Entereg™ in both acute and chronic conditions. Glaxo has conducted a substantial Phase III clinical study evaluating Entereg™ in POI in support of a proposed MAA filing in Europe, results from which are expected to be available by early 2005, and Glaxo is also conducting additional studies in chronic indications. We are conducting, or planning to conduct, additional studies in the United States of Entereg™. Unfavorable results in Glaxo’s Phase III clinical study or any other studies may adversely affect our ability to obtain FDA approval of our NDA, or other regulatory approval or market acceptance for Entereg™.

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

We have completed several clinical studies evaluating the use of Entereg™ for the reversal of the severe constipating effects associated with chronic use of opioids. The overall responsibility for the development of Entereg™ in chronic indications is now carried on by Glaxo. The long-term animal toxicity studies necessary to support further development of Entereg™ in OBD are on-going. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg™, including its prospects for use in POI. Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further OBD studies, or in the on-going clinical studies in the POI indication. Additional studies for chronic OBD investigating longer duration of patient exposure and different dosing strategies are ongoing and must be successfully completed prior to initiating the pivotal clinical studies required before any NDA could be filed for use of Entereg™ in OBD.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, in the calendar year ended December 31, 2003, the closing price of our common stock reached a low of $9.55 per share in March 2003 and a high of $21.75 per share in December 2003. During the first nine months of 2004, the closing price of our common stock was $8.88 per share at its low point in August 2004 and $22.24 per share at its high point in January 2004.

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in our Phase III clinical trials for Entereg™ , which allegedly had the effect of artificially inflating the price of our common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties have separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. One of those motions has subsequently been withdrawn. Once the district court issues an order appointing Lead Plaintiff, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint to which the Company must respond sixty days later. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on our behalf, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase III clinical trials for Entereg™. The Derivative Plaintiff has indicated that it intends to file an amended Complaint. Pursuant to the Court’s order dated October 13, 2004, Plaintiffs have 30 days to file an amended complaint and we will then have 30 days to respond. We currently intend to challenge the standing of the Derivative Plaintiff to file the derivative litigation on its behalf.

We may become involved in additional litigation of this type in the future. Litigation of this type is often extremely expensive, highly uncertain and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of September 30, 2004 of approximately $164.1 million will be sufficient to fund operations into 2007. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any sales revenue, and as of September 30, 2004, we have incurred a cumulative net loss of approximately $238.4 million. During the calendar years ended December 31, 2003 and 2002, we incurred operating losses of approximately $53.6 million and $65.0 million, respectively, and net losses of approximately $51.2 million and $60.5 million, respectively. During the nine month period ended September 30, 2004 we incurred operating losses of approximately $33.8 million and net losses of approximately $32.0 million. Even if we succeed in securing regulatory approval of Entereg™, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We are dependent on our collaborators to perform their obligations under our collaboration agreements.

In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of Entereg™ for certain indications. We and Glaxo agreed to develop Entereg™ for a number of indications, both acute and chronic, which would potentially involve the use of Entereg™ in in-patient and out-patient settings. In the United States, we have the right to co-develop and co-promote Entereg™ with Glaxo, and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for the development of acute care indications such as POI, and Glaxo has overall responsibility for the development of chronic-care indications such as OBD. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. We and Glaxo have established numerous joint committees to collaborate in the development of Entereg™. These committees meet at regularly scheduled intervals. We depend on Glaxo to provide us with substantial assistance and expertise in the development of Entereg™. Any failure of Glaxo to perform its obligations under our agreement could negatively impact our product candidate, Entereg™, and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreement and would delay our achievement, if any, of profitability. Glaxo has extensive experience in the successful commercialization of product candidates which would be difficult for us to replace if the collaboration agreement was not in place. In the near term, our success will largely depend upon the success of our collaboration with Glaxo to further develop Entereg™ and our success in obtaining regulatory approval to commercialize Entereg™.

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

We also expect to depend on third parties to manufacture product candidates we may acquire or in-license, including the sterile patch product we in-licensed from EpiCept. We have no experience in manufacturing sterile patch products and will need to develop our own internal capabilities and external relationships in that regard.

If we are unable to develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

We currently have no sales or distribution capability and limited marketing capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain regulatory approval, we intend to sell some products directly in certain markets and rely on relationships with established pharmaceutical companies to sell products in certain markets. To sell any of our products directly, we must develop a marketing and field force with technical expertise and with supporting distribution capabilities. We may not be able to establish internal sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues and profits may be lower than if we directly marketed and sold our products, and revenues and profits we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

We believe that Progenics Pharmaceuticals, Inc. is developing methylnaltrexone for the treatment of opioid bowel dysfunction and POI. There are products already on the market for use in treating irritable bowel syndrome which may be evaluated for utility in opioid induced bowel dysfunction. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to realize the full commercial opportunity for our products.

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

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. For example, federal legislation was enacted on December 8, 2003, which provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers, and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could have an adverse effect on our business. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could decrease the price that any of our collaborators or we would receive for any products in the future and may impede patients’ ability to obtain reimbursement under their insurance programs for our products. Further, cost control initiatives could adversely affect our collaborators’ ability to commercialize our products, and our ability to realize royalties from such commercialization.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities including U.S. Treasury obligations and corporate securities. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at September 30, 2004 was approximately $151.7 million, and the weighted-average interest rate return on the portfolio was approximately 1.45%, with maturities of investments ranging up to 17 months.

ITEM 4. CONTROLS AND PROCEDURES

For the quarterly period ended September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that there were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect our disclosure controls and procedures during the quarterly period. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of September 30, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company’s management, including the Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Additionally, our President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer determined that there were no changes in our internal control over financial reporting during the quarterly period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™ , which allegedly had the effect of artificially inflating the price of the Company’s common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties have separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. One of those motions has subsequently been withdrawn. Once the district court issues an order appointing Lead Plaintiff, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint to which the Company must respond sixty days later. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. The Derivative Plaintiff has indicated that it intends to file an amended Complaint. Pursuant to the Court’s order dated October 13, 2004, Plaintiffs have 30 days to file an amended complaint and the Company will then have 30 days to respond. The Company currently intends to challenge the standing of the Derivative Plaintiff to file the derivative litigation on its behalf.

ITEM 6. EXHIBITS:

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

ADOLOR CORPORATION

Date: November 2, 2004	By:	/s/ Bruce A. Peacock
Bruce A. Peacock
President and Chief Executive Officer

	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
Senior Vice President,
Chief Operating Officer and
Chief Financial Officer