Form 10-K
period 2004-12-31
ADOLOR CORP
filed 2005-03-01
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended December 31, 2004

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

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $541,705,270 as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2004, (b) all directors of the registrant as of June 30, 2004 and (c) each stockholder that informed the registrant that as of June 30, 2004 it was the beneficial owner of 10% or more of the outstanding common stock of the registrant.)

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2005 was 39,086,802 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part III of this Report.

ADOLOR CORPORATION

FORM 10-K

December 31, 2004

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Report in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Certain Risks Related to our Business”) and discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

The following discussions should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included elsewhere in the Report and the sections of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Certain Risks Related to Our Business”).

Our Company

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. Our lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. We are collaborating with GlaxoSmithKline (“Glaxo”) for the global development and commercialization of Entereg™ in multiple indications. Our next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. Our other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. We have completed four Phase III clinical studies of Entereg™ for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg™ 12 mg capsules to the U.S. Food and Drug Administration (“FDA”) in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg™ in POI conducted in Europe, Australia, and New Zealand, information from which has been requested by the FDA as part of its review of our NDA. Our NDA has a Prescription Drug User Fee Act (“PDUFA”) target action date of April 25, 2005. Our goal is to deliver the information to FDA in a timeframe that would allow for an extension of the PDUFA target action date to July 25, 2005.

There is no assurance that the FDA will approve our NDA for Entereg™. FDA approval of our NDA is contingent on many factors, including a favorable review of preclinical and clinical data, as well as information with respect to the manufacture of Entereg™. Additionally, foreign country regulatory approvals are required prior to commercialization of Entereg™ outside the United States. Even if Entereg™ is approved for sale, we will not be successful unless Entereg™ gains market acceptance. Entereg™ is also being clinically evaluated in chronic indications by Glaxo, and there is no assurance that these studies will be successful. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations, or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis.

Entereg™ (alvimopan)

Background

Opioid analgesics produce pain relief by blocking pain signals through stimulation of opioid receptors located on the surface of nerves that transmit pain signals. Because there are opioid receptors also present in the GI tract, opioid analgesics can disrupt normal GI function that allows for the passage, absorption and expulsion of ingested solid materials through the GI tract and, consequently, can cause patients to experience significant discomfort and pain. Entereg™ is a small molecule, peripherally-acting mu opioid receptor antagonist designed to block the adverse side effects of opioid analgesics on the GI tract without blocking their beneficial analgesic effects.

Glaxo Collaboration

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. The companies have agreed to co-develop Entereg™ for a number of indications, both acute and chronic, which would potentially involve the use of Entereg™ in in-patient and out-patient settings. We have overall responsibility for development activities for acute-care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction (“OBD”). In the United States, we and Glaxo intend to co-promote Entereg™ and share commercial returns, if any, pursuant to contractually agreed percentages. Outside the United States, Glaxo has responsibility for the development and commercialization of Entereg™ for all indications, and we will receive royalties on sales revenues, if any. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement based upon the successful achievement, if any, of certain clinical and regulatory objectives.

POI Clinical Development Program

Entereg™ is being clinically evaluated in both acute and chronic indications. Our Entereg™ POI Phase III clinical program included four studies which have been completed. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg™. The primary endpoint in these three efficacy studies was time to recovery of GI function (“GI3”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg™ 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of several secondary efficacy endpoints in this study. Glaxo has also completed a Phase III study (“Study SB-767905/001”) evaluating Entereg™ in POI.

Study 302.    In April 2003, we announced top-line results of our first POI Phase III clinical study, POI 14CL302. Study POI 14CL302 enrolled 451 patients and was designed to include large bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (22% of enrolled patients). A statistically significant difference was achieved in the primary endpoint of the study in patients in the Entereg™ 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.45; P<0.01). A positive trend was observed in the primary endpoint of the study for the Entereg™ 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.28; P = 0.059). A difference in favor of each of the Entereg™ treatment groups versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and abdominal dystension.

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

Study 313.    In September 2003, we announced top-line results of our second POI Phase III clinical study, POI 14CL313. Study POI 14CL313 enrolled 510 patients and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, and exclude simple hysterectomy patients. A statistically significant difference was achieved in the primary endpoint of the study in both the

Entereg™ 6 mg and 12 mg treatment groups compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.28; P < 0.05; for 12 mg group, hazard ratio = 1.54; P < 0.01). A difference in favor of Entereg™ was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and hypotension.

Study 306.    In October 2003, we announced top-line results of our third POI Phase III clinical study, POI 14CL306, which enrolled 519 patients. This study was designed to assess safety as its primary endpoint, and to assess efficacy as a secondary endpoint, and to only enroll patients scheduled to undergo simple hysterectomy procedures. Study POI 14CL306 was the first study where dosing continued on an out-patient basis after patients were discharged from the hospital. Entereg™ was generally well tolerated in this observational safety study with 93% of patients completing treatment in the Entereg™ 12 mg treatment group and 92% of patients completing treatment in the placebo group. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and constipation. The results in GI3, one of the secondary endpoints in this study, were not statistically significant as compared to placebo.

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

Based on the results from these studies we submitted a NDA for Entereg™ 12 mg capsules to the FDA in June 2004. Subsequently, the FDA requested us to submit data from Study SB767905/001.

Study 001.    In December 2004, we reported top line results from a Phase III clinical study of Entereg™ in POI, SB-767905/001. Study 001 was conducted in Europe, Australia and New Zealand by Glaxo and enrolled 741 bowel resection patients, and 170 radical hysterectomy patients. The prespecified primary analysis group only included the bowel resection patients. The primary endpoint results (GI3) of the study were (Cox proportional hazard model) for the 6 mg group, hazard ratio = 1.22 (P=0.042); and for the 12 mg group, hazard ratio = 1.13 (P=0.20), each as compared to placebo. These results are not statistically significant; due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would be required in the 6 mg dose group to be considered statistically significant.

OBD and Chronic Constipation Clinical Development Programs

In November 2002, we announced top-line results of Study 304 of Entereg™ in OBD patients. This outpatient study enrolled 168 patients who were chronic users of opioids, such as morphine and codeine, primarily for pain relief, and whose bowel function had been impaired as a result of opioid treatment. The patients received once daily dosing for 21 days of either a 0.5 mg or 1 mg dose of Entereg™ or placebo. The primary endpoint of the study was the proportion of patients having a bowel movement within 8 hours after each dose of study medication during the 21-day treatment period. On average, the proportion of patients who had at least one bowel movement within 8 hours of each dose during the 21-day treatment period was 43% for the Entereg™ 0.5 mg group, 55% for the Entereg™ 1 mg group and 29% for the placebo group. In this study Entereg™ was generally well tolerated; the most frequently occurring adverse events versus placebo included diarrhea, abdominal cramps, nausea and vomiting.

Based on the results of this study, our development and commercialization partner for Entereg™, Glaxo, is currently conducting two Phase IIb studies evaluating the use of Entereg™ for the reversal of the severe constipating effects associated with the chronic use of opioids. Results from the first study are targeted by the second quarter of 2005.

Glaxo is also conducting a Phase II study evaluating Entereg™ in chronic constipation, results from which are targeted by the second quarter of 2005.

Sterile Patch Program (ADL 8-7223)

In July 2003, we entered into an agreement with EpiCept Corporation (“EpiCept”) under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, and may make up to $20.0 million in additional milestone payments if certain clinical and regulatory achievements are reached.

A clinical study of this sterile lidocaine patch was previously conducted by EpiCept in Germany and enrolled 215 hospitalized patients undergoing hernia repair. Patients were randomized to receive a patch containing one of two doses of lidocaine or a placebo patch. The surgeons placed the sterile patch over the sutured incision at the end of the procedure and recorded pain scores from 2 to 48 hours. A 27% reduction in post-incisional pain was observed in patients receiving the higher dose lidocaine patch vs. patients receiving a placebo patch. We are targeting further evaluation of this product in Phase II clinical trials in 2005.

Discovery

We maintain a research effort directed at the discovery of compounds that elicit potential analgesic effects by targeting peripheral and central opioid receptors, as well as certain non opioid receptors. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of Entereg™ and an opioid. This combination is intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

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

We have a small marketing organization to support our development efforts. We plan to co-promote Entereg™ along with Glaxo in hospital-care settings, if regulatory approval is received. We are currently recruiting 30 surgeon-focused sales representatives to collaborate with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. This sales force could also potentially focus on Entereg™.

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg™ on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

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

We also maintain research efforts directed at the discovery and development of compounds that exert analgesic effects by targeting certain non opioid receptors.

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

These findings have created the opportunity for us to potentially develop an entirely new class of analgesics that may selectively stimulate opioid receptors in inflamed tissues but not stimulate opioid receptors in the central nervous system thereby avoiding the central nervous system side effects of opioids. These pain medications are called peripheral analgesics. In preclinical studies, our peripheral mu opioid analgesics demonstrated positive results and our peripheral kappa opioid analgesics demonstrated positive results in blocking the visceral pain originating from internal organs such as the bowel and cervix. Because our peripheral analgesics are designed to have limited ability to cross the blood-brain barrier at therapeutic doses, they have the potential not to cause addiction or other adverse central nervous system side effects, such as sedation or decreased respiratory function or addiction. As a result, we expect that these analgesics may not be subject to United States Drug Enforcement Agency (“DEA”) regulation under the Controlled Substances Act.

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

Centrally Acting Receptor Agonists.    Beyond our efforts in peripheral analgesia, we are focused also on the discovery of novel compounds which may act on the central nervous system, without the limiting side effects or abuse potential of opioid agents, including compounds which act on non opioid receptor targets.

Collaboration Agreement With Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg™ on our behalf for a fee. Outside of the United States we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004.

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

We have rights to patents related to Entereg™ which expire between 2011 and 2020, including a U.S. patent claiming composition of matter which expires in 2011. We expect that the composition of matter patent may be eligible for patent term extension. The scope of intellectual property protection provided during the period of patent term extension has been challenged in a number of legal cases. If we are granted patent term extensions for an Entereg™ patent, we cannot be assured that any such extension will provide meaningful proprietary protection during the period of extension. One of these Entereg™ related U.S. patents claims the use of Entereg™ in postoperative ileus and another claims the combination of Entereg™ plus an opioid agonist, both of these patents expire in 2020. These expiration dates are all based on the presumption that the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. We have licensed rights to patents and patent applications relating to the sterile lidocaine patch. There is no assurance that any patents we have licensed will provide any meaningful proprietary protection for the sterile lidocaine patch.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

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

The drug approval process:

The process of drug development is complex and lengthy and the activities undertaken before a new pharmaceutical product may be marketed in the United States include:

•	discovery research;

•	preclinical studies;

•	submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission to the FDA of a NDA; and

•	FDA approval of the NDA prior to any commercial sale of the product.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as studies to assess the potential safety and efficacy of the product candidate. The results of preclinical studies are then submitted to the FDA as a part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or otherwise responds to, an IND submission, the IND becomes effective 30 days following its receipt by the FDA.

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

Other regulatory requirements

The FDA mandates that drugs be manufactured in conformity with current Good Manufacturing Practices (“cGMP”) regulations and at facilities approved to manufacture such drugs. If approval is granted, requirements for labeling, advertising, record keeping and adverse experience reporting will apply. In addition, if our products are approved for marketing by the FDA, we will be required to comply with several other types of state and federal laws applicable to pharmaceutical marketing. These laws include healthcare antikickback statutes and false claims statutes. Additionally, we may also be subject to regulations under other federal, state, and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, import, export, and customs regulations. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions or civil or criminal sanctions.

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

Employees

As of December 31, 2004, we had 141 full-time employees and 2 part-time employees, including 29 employees with Ph.D. or M.D. degrees. Ninety-three of our employees are engaged in research and development activities. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 2.	PROPERTIES

We conduct operations in a building in Exton, Pennsylvania, under a ten-year lease agreement expiring in July 2013. The building has approximately 80,000 square feet of space. We have built out and occupy approximately 30,000 square feet of office space and approximately 25,000 square feet of laboratory space. The remaining approximately 25,000 square feet of space is unfinished and is available for potential future expansion.

ITEM 3.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in our Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of our common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. One of those motions has subsequently been withdrawn. On December 29, 2004 the district court issued an order appointing the remaining party, the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. Pursuant to a schedule agreed to by the parties, we anticipate that the appointed Lead Plaintiff will file a consolidated amended complaint on February 28, 2005 to which we must respond within sixty days or before April 28, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of us, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase III clinical trials for Entereg™. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, we filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. Our directors and officers moved to dismiss the Complaint for failure to state a claim. Pursuant to the Court’s order dated October 13, 2004, Plaintiffs had 30 days to respond to our motions and the directors’ and officers’ motions; that time has since been extended by agreement of the parties until January 27, 2005. We and the Directors and Officers filed our reply briefs on February 18, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is traded on The Nasdaq National Market under the symbol “ADLR”. The price range per share reflected in the table below is the highest and lowest bid price for our stock as reported by The Nasdaq National Market during each quarter of the two most recent years.

	High	Low
2003
First Quarter	$14.32	$9.53
Second Quarter	20.50	9.61
Third Quarter	20.17	11.90
Fourth Quarter	21.71	17.11
2004
First Quarter	$22.36	$13.26
Second Quarter	18.05	11.87
Third Quarter	13.88	8.73
Fourth Quarter	16.82	8.62

(b) Holders. As of February 15, 2005, there were approximately 171 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report. The Consolidated Statements of Operations data for the years ended December 31, 2004, 2003, and 2002, and our Consolidated Balance Sheet data as of December 31, 2004 and 2003, are derived from our audited Consolidated Financial Statements which are included elsewhere in this Report. The Consolidated Statements of Operations data for the years ended December 31, 2001 and 2000 and the Consolidated Balance Sheet data as of December 31, 2002, 2001 and 2000 are derived from audited Consolidated Financial Statements not included in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

Please see Note 2 to our consolidated financial statements for an explanation of the method used to calculate the net loss allocable to common stockholders, net loss per share and the number of shares used in the computation of per share amounts.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations
Contract revenues	$25,542	$20,727	$28,409	$1,387	$44

Operating expenses incurred during the development stage:
Research and development	48,766	56,654	71,705	36,005	15,884
Marketing, general and administrative	22,870	17,648	21,693	15,229	7,626

Total operating expenses	71,636	74,302	93,398	51,234	23,510

Net other income	2,508	2,369	4,465	7,440	2,228

Net loss	(43,586)	(51,206)	(60,524)	(42,407)	(21,238)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	—	48,906
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	—	4,103

Net loss allocable to common stockholders	$(43,586)	$(51,206)	$(60,524)	$(42,407)	$(74,247)

Basic and diluted net loss per share allocable to common stockholders	$(1.12)	$(1.57)	$(1.94)	$(1.42)	$(13.99)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	38,924	32,586	31,252	29,801	5,307

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$162,324	$210,174	$153,985	$156,444	$131,630
Working capital	149,081	195,531	140,290	149,708	128,671
Total assets	178,103	224,664	168,271	164,182	135,610
Total long-term debt	—	—	—	—	215
Deficit accumulated during the development stage	(249,967)	(206,380)	(155,174)	(94,649)	(52,242)
Total stockholders’ equity	123,160	165,279	100,728	152,781	129,040

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. Our lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the GI tract. We are collaborating with Glaxo for the global development and commercialization of Entereg™ in multiple indications. Our next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. Our other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. We have completed four Phase III clinical studies of Entereg™ for the management of POI, and submitted an NDA for Entereg™ 12 mg capsules to the FDA in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg™ in POI conducted in Europe, Australia and New Zealand, information from which has been requested by the FDA as part of its review of our NDA. Our NDA has a PDUFA target action date of April 25, 2005. Our goal is to deliver the information to the FDA in a timeframe that would allow for an extension of the PDUFA target action date to July 25, 2005.

There is no assurance that the FDA will approve our NDA for Entereg™. FDA approval of our NDA is contingent on many factors, including a favorable review of preclinical and clinical data, as well as information with respect to the manufacture of Entereg™. Additionally, foreign country regulatory approvals are required prior to commercialization of Entereg™ outside the United States. Even if Entereg™ is approved for sale, we will not be successful unless Entereg™ gains market acceptance. Entereg™ is also being clinically evaluated in chronic indications by Glaxo, and there is no assurance that these studies will be successful. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations, or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis.

POI Clinical Development Program

Entereg™ is being clinically evaluated in both acute and chronic indications. Our Entereg™ POI Phase III clinical program included four studies which have been completed. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg™. The primary endpoint in these three efficacy studies was GI3, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg™ 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of several secondary endpoints in this study. Glaxo has also completed a Phase III study (Study SB-767905/001) evaluating Entereg™ in POI.

Study 302.    In April 2003, we announced top-line results of our first POI Phase III clinical study, POI 14CL302. Study POI 14CL302 enrolled 451 patients and was designed to include large bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (22% of enrolled patients). A statistically significant difference was achieved in the primary endpoint of the study in patients in the Entereg™ 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.45; P<0.01). A positive trend was observed in the primary endpoint of the study for the Entereg™ 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.28; P = 0.059). A difference in favor of each of the Entereg™ treatment groups versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and abdominal dystension.

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

Study 306.    In October 2003, we announced top-line results of our third POI Phase III clinical study, POI 14CL306, which enrolled 519 patients. This study was designed to assess safety as its primary endpoint, and to assess efficacy as a secondary endpoint, and to only enroll patients scheduled to undergo simple hysterectomy procedures. Study POI 14CL306 was the first study where dosing continued on an out-patient basis after patients were discharged from the hospital. Entereg™ was generally well tolerated in this observational safety study with 93% of patients completing treatment in the Entereg™ 12 mg treatment group and 92% of patients completing treatment in the placebo group. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and constipation. The results in GI3, one of the secondary endpoints in this study, were not statistically significant as compared to placebo.

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

Based on the results from these studies we submitted a NDA for Entereg™ 12 mg capsules to the FDA in June 2004. Subsequently, the FDA requested us to submit date from study SB 767905/001.

Study 001.    In December 2004, we reported top line results from a Phase III clinical study of Entereg™ in POI, SB-767905/001. Study 001 was conducted in Europe, Australia and New Zealand by Glaxo and enrolled 741 bowel resection patients, and 170 radical hysterectomy patients. The prespecified primary analysis group only included the bowel resection patients. The primary endpoint results (GI3) of the study were (Cox proportional hazard model) for the 6 mg group, hazard ratio = 1.22 (P=0.042); and for the 12 mg group, hazard ratio = 1.13 (P=0.20), each as compared to placebo. These results are not statistically significant; due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would be required in the 6 mg dose group to be considered statistically significant.

OBD and Chronic Constipation Clinical Development Programs

In November 2002, we announced top-line results of Study 304 of Entereg™ in OBD patients. This outpatient study enrolled 168 patients who were chronic users of opioids, such as morphine and codeine,

primarily for pain relief, and whose bowel function had been impaired as a result of opioid treatment. The patients received once daily dosing for 21 days of either a 0.5 mg or 1 mg dose of Entereg™ or placebo. The primary endpoint of the study was the proportion of patients having a bowel movement within 8 hours after each dose of study medication during the 21-day treatment period. On average, the proportion of patients who had at least one bowel movement within 8 hours of each dose during the 21-day treatment period was 43% for the Entereg™ 0.5 mg group, 55% for the Entereg™ 1 mg group and 29% for the placebo group. In this study Entereg™ was generally well tolerated; the most frequently occurring adverse events versus placebo included diarrhea, abdominal cramps, nausea and vomiting.

Based on the results of this study, our development and commercialization partner for Entereg™, Glaxo, is currently conducting two Phase IIb studies evaluating the use of Entereg™ for the reversal of the severe constipating effects associated with the chronic use of opioids. Results from the first study are targeted by the second quarter of 2005.

Glaxo is also conducting a Phase II study evaluating Entereg™ in chronic constipation, results from which are targeted by the second quarter of 2005.

Sterile Patch Program (ADL 8-7223)

In July 2003, we entered into an agreement with EpiCept under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, and may make up to $20.0 million in additional milestone payments if certain clinical and regulatory achievements are reached.

A clinical study of this sterile lidocaine patch was previously conducted by EpiCept in Germany and enrolled 215 hospitalized patients undergoing hernia repair. Patients were randomized to receive a patch containing one of two doses of lidocaine or a placebo patch. The surgeons placed the sterile patch over the sutured incision at the end of the procedure and recorded pain scores from 2 to 48 hours. A 27% reduction in post-incisional pain was observed in patients receiving the higher dose lidocaine patch vs. patients receiving a placebo patch. We are targeting further evaluation of this product in Phase II clinical trials in 2005.

Discovery

We maintain a research effort directed at the discovery of compounds that elicit potential analgesic effects by targeting peripheral and central opioid receptors, as well as certain non opioid receptors. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of Entereg™ and an opioid. This combination is intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

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

We have a small marketing organization to support our development efforts. We plan to co-promote Entereg™ along with Glaxo in hospital-care settings, if regulatory approval is received. We are currently recruiting 30 surgeon-focused sales representatives to collaborate with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. This sales force could also potentially focus on Entereg™.

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg™ on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Collaboration Agreement With Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg™ on our behalf for a fee. Outside of the United States we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004.

License Agreements

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. These critical accounting policies and estimates have been reviewed by the Company’s audit committee. The principal items in our Consolidated Financial Statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:

Stock Compensation—We currently apply Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations, in accounting for stock options granted to employees. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair market value of our common stock. Since our November 2000 public offering we have generally granted options to employees with exercise prices equal to fair market value on the date of grant, and for such option grants we do not record compensation expense. Under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, compensation cost related to stock options granted to employees and non-employees is computed based on the value of the stock options at the date of grant using an option valuation methodology, (typically the Black-Scholes model). SFAS No. 123 can be applied either by recording the SFAS No. 123 value of the options as compensation expense or by continuing to record the APB 25 value and by disclosing SFAS No. 123 compensation cost on a pro-forma basis in the notes to the Consolidated Financial Statements. Had we adopted the Black-Scholes model value provisions of SFAS No. 123, our loss in 2004, 2003, and 2002 would have been increased by approximately $7.2 million, $5.3 million and $2.1 million, respectively. See “Recently Issued Accounting Pronouncements” and Note 2 to the Consolidated Financial Statements.

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

Collaborative Agreement Revenues—We record deferred revenue for amounts received upfront under collaboration agreements in which we have continuing involvement, and we recognize such deferred amounts as revenue ratably over the estimated contract performance period. Such revenue recognition may be accelerated in the event of contract termination prior to completion of the expected performance period. Under the terms of the collaboration agreement with Glaxo we received a non-refundable and non-creditable upfront fee of $50.0 million and, in 2004, approximately $4.2 million of the $50.0 million up-front fee was recognized as revenue. We expect to recognize approximately $4.2 million per year as revenue through 2014, the estimated contract performance period.

Milestone fees are recorded as revenue when the milestone event is achieved.

Amounts reimbursable for costs incurred pursuant to the terms of collaboration agreements are recognized as revenue in the period in which the reimbursable costs are incurred. Such revenues are based on estimates of the reimbursable amount and are subject to verification by the collaborators. Accounts receivable from Glaxo of approximately $3.4 million at December 31, 2004 is related to estimated reimbursable expenses for the fourth quarter of 2004, and is subject to verification by Glaxo.

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

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as contract revenues. Cash, cash equivalents and short-term investments were approximately $162.3 million at December 31, 2004, and approximately $210.2 million at December 31, 2003, representing 91.1% and 93.6% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, principally United States Treasury obligations.

We believe that our current cash, cash equivalents and short-term investments are adequate to fund operations into 2007 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the twelve months ended December 31, 2004 and 2003:

	Twelve Months Ended December 31,
	2004	2003
Net loss	$(43,586,484)	$(51,206,219)
Adjustments for non-cash operating items	3,480,341	4,624,708

Net cash operating loss	(40,106,143)	(46,581,511)
Net change in assets and liabilities	(5,660,553)	(3,579,014)

Net cash used in operating activities	(45,766,696)	(50,160,525)

Net cash provided by / (used in) investing activities	46,306,488	(94,283,146)

Net cash provided by financing activities	1,056,423	113,115,504

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for 2004 and 2003 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for Entereg™, license fees and compensation costs, as well as marketing, general and administrative expenses. These outflows were partially offset by cost reimbursement and milestone payments received from Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future years will increase as a result of continued research and development expenses, and increased manufacturing, marketing, sales and other costs incurred relating to the potential commercialization of Entereg™, as well as our co-promotion arrangement relating to Arixtra®. Under this co-promotion arrangement, we are currently recruiting a 30 person sales force. We expect contract revenues relating to cost reimbursement under our Glaxo agreement will be lower in future periods. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

Contractual Commitments

Lease Payments

Future minimum lease payments under non-cancelable operating leases for equipment and office and laboratory space are as follows:

Year ending December 31,
2005	$1,275,000
2006	1,244,000
2007	1,220,000
2008	1,215,000
2009	1,215,000
2010 and beyond	3,646,000

$9,815,000

Glaxo Collaboration Agreement

Under the terms of the Glaxo agreement, we will partially reimburse Glaxo for certain third party expenses incurred by them relating to Entereg™, pursuant to an agreed upon development plan and budget which is subject to annual review. We also expect to incur certain third party expenses ourselves relating to Entereg™, pursuant to an agreed upon development plan and budget, a portion of which are reimbursable to us by Glaxo. We expect to record these expenses as incurred.

Other Service Agreements

We have entered into various agreements for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $18.7 million will be payable in future periods under arrangements in place at December 31, 2004. Of this amount, approximately $6.8 million has been accrued for work estimated to have been completed as of December 31, 2004 and approximately $11.9 million relates to future performance under these arrangements.

License and Research Agreements

With regard to our lead product, Entereg™, we have commitments to Roberts and Eli Lilly. In November 1996, Roberts licensed from Eli Lilly certain intellectual property rights relating to Entereg™. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights

Roberts had licensed from Eli Lilly for Entereg™. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg™ receives regulatory approval, we are obligated to make an additional milestone payment of $900,000 under this agreement, as well as royalties on commercial sales of Entereg™. Our license to Entereg™ expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

In August 2002, we entered into a separate exclusive license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Eli Lilly $4.0 million upon signing the agreement and are subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, we also agreed to pay Eli Lilly $4.0 million upon acceptance for review of our NDA by the FDA, which payment was made in the third quarter of 2004

In July 2003, we entered into an agreement with EpiCept, under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement and may make up to $20.0 million in additional development milestone payments if certain clinical and regulatory achievements are reached.

Net Cash Provided By / (Used In) Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the year ended December 31, 2004 relates primarily to the maturities of investment securities. Net cash used in investing activities for the year ended December 31, 2003 related primarily to the purchase of investment securities. Capital expenditures in 2004 and 2003 were primarily for leasehold improvements associated with our leased facility, purchases of laboratory equipment, furniture and fixtures and office equipment.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

In November 2003 we completed the sale of 6.9 million shares of our common stock, which yielded proceeds of $111.6 million, net of offering costs. During 2004 and 2003, we received $1.1 million and $1.0 million, respectively, from stock option exercises.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We expect to continue to use our cash and investments to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $162.3 million as of December 31, 2004 will be sufficient to fund operations into 2007. Prior to exhausting our current cash and investment reserves, we will need to raise additional funds to finance our operating and investing activities. If we do not raise additional cash, we may be required to curtail or limit research and development and marketing activities. A curtailment of certain activities would delay or possibly prevent development and commercialization of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources”.

Revenues.    Revenues increased in 2004 as compared to 2003 primarily due to the recognition of $10.0 million in milestone revenue received from Glaxo in 2004. This increase was partially offset by a reduction in cost reimbursement revenues relating to a decrease in expenses incurred by us which are reimbursable by Glaxo under the collaboration agreement. Revenues decreased in 2003 as compared to 2002 primarily due to a reduction in cost reimbursement revenues from Glaxo, partially offset by the recording in 2003 of a full year’s amortization of the Glaxo signing fee.

Research and Development Expenses.    Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses decreased to approximately $48.8 million for the year ended December 31, 2004 from approximately $56.7 million for the year ended December 31, 2003 due principally to a decrease of approximately $9.1 million in expenditures associated with clinical testing of Entereg™, and a decrease of approximately $1.9 million in manufacturing development expenses, offset partially by an increase of approximately $2.4 million in license fees.

Research and development expenses decreased to approximately $56.7 million for the year ended December 31, 2003 from approximately $71.7 million for the year ended December 31, 2002 due principally to a decrease of approximately $14.6 million in expenditures associated with clinical testing of Entereg™, as well as a decrease in technology license fees of approximately $1.5 million, offset partially by an increase of approximately $1.0 million for personnel-related expenses and laboratory supply and facility-related expenses.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory, and overhead related expenses. These expenses totaled $21.1 million, $21.6 million, and $21.1 million in the years ended December 31, 2004, 2003, and 2002 respectively, and are largely related to our Entereg™ development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Years Ended December 31,
	2004	2003	2002
Entereg™ Program	$24,893,900	$29,628,072	$44,222,837
Sterile Patch Program	1,839,580	2,785,863	—
Other Programs	1,001,391	2,728,202	6,351,956

Total	$27,734,871	$35,142,137	$50,574,793

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

Marketing, General and Administrative Expenses.    Our marketing, general and administrative expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $22.9 million, $17.6 million and $21.7 million, respectively. The increase in marketing, general and administrative expenses in 2004 as compared to 2003 are principally related to increased marketing-related expenses associated with a possible launch of

Entereg™, and increased personnel expenses and professional fees. The decrease in marketing, general and administrative expenses in 2003 as compared to 2002 are primarily due to non-cash charges recorded in 2002 in connection with the acceleration of the vesting of certain stock options and compensation expenses recorded in 2002 in connection with payments to be made under separation agreements, as well as certain financial advisory and legal fees incurred in conjunction with the execution of the Glaxo agreement.

Net Other Income.    Our other income increased in 2004 as compared to 2003 due to an increase in average investment balance and higher interest rates in 2004 as compared to 2003. Other income decreased in 2003 as compared to 2002 due to a reduction in average investment balance and lower interest rates in 2003 as compared to 2002.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2004 aggregated approximately $250.0 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future years will increase as a result of continued research and development expenses, and increased manufacturing, marketing, sales and other costs incurred relating to the potential commercialization of Entereg™, as well as our co-promotion arrangement relating to Arixtra®. Under this co-promotion arrangement, we are currently recruiting a 30 person sales force. We expect contract revenues relating to cost reimbursement under our Glaxo agreement will be lower in future periods. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays. Our net loss in 2005 will also be increased by the recording of expense associated with employee stock options.

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

Income Taxes

As of December 31, 2004, we had approximately $92,054,000 of Federal and $90,256,000 of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2009 and 2005, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $2.0 million annual limitation. At December 31, 2004, we also had approximately $5,569,000 of Federal and $789,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB No.25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology. We expect that adoption of this statement will have a material impact on our Consolidated Financial Statements. Our net loss for the years ended December 31, 2004, 2003 and 2002 would have been increased by approximately $7.2 million, $5.3 million and $2.1 million, respectively, had we adopted the provisions of SFAS No. 123.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. Prior to commercialization of Entereg™ in the United States, the FDA would have to approve our NDA for Entereg™. Drug development is a highly uncertain process. There is no assurance that the FDA will approve Entereg™ for POI or any other indication. Additionally, foreign country regulatory approval is required prior to commercialization of Entereg™ outside of the United States. There is no assurance that Glaxo will seek approval of Entereg™ in countries outside the United States, or that such approval would be obtained.

Certain results from Phase III clinical trials show that the differences in the primary endpoint analyses between our product candidates and placebos are not statistically significant.

Our Entereg™ POI Phase III program consists of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. Based on the results from these studies we submitted a NDA for Entereg™ 12 mg capsules in June 2004. In study POI 14CL302, the difference from placebo in the primary endpoint, time to recovery of GI function (“GI3”), for the Entereg™ 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo for GI3 was not statistically significant in either the Entereg™ 6 mg or the 12 mg treatment groups. Even though the P-value for the 12 mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple dose comparisons, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P<0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P<0.05, the other dose comparison in that study needs to reach a significance level of P<0.025 to be considered statistically significant. In study POI 14CL306, GI3 was analyzed as one of the secondary efficacy endpoints, and the difference from placebo for this endpoint was not statistically significant.

Glaxo conducted a Phase III clinical study (Study 001) of Entereg™ in POI in Europe, Australia and New Zealand. In this study, the difference from placebo in the primary endpoint, GI3, was not statistically significant in either the 6 mg or 12 mg treatment groups.

These results may make it more difficult to achieve regulatory approval of Entereg™.

Additionally, while our NDA includes data from both the 6 mg and 12 mg treatment groups, we have requested approval for the 12 mg treatment group. The FDA may not grant such approval.

Even if we conclude that the results from our preclinical studies and clinical trials of EnteregTM for POI are positive, the FDA may not agree with us.

While we believe the results of studies POI 14CL302, POI 14CL313, POI 14CL306 and POI 14CL308, support our goal of obtaining approval for Entereg™ in the United States, there can be no assurance that the FDA will concur with that assessment. The FDA may evaluate the results by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that may require additional time to accumulate, or that we are unable to provide.

The FDA, as part of its review of our NDA for Entereg™, has requested that we provide information from Study 001. We are working with Glaxo to provide this information to the FDA. Our goal is to deliver the information in a time frame that would allow for an extension of three months to the PDUFA target action date of April 25, 2005 to July 25, 2005. There can be no assurance that we will be able to provide requested information to the FDA on a timely basis, or that if provided, such information will not negatively impact the consideration by the FDA of the approval of the NDA.

Unfavorable results or adverse safety findings from any clinical study will adversely affect our ability to obtain regulatory approval for EnteregTM.

We and Glaxo expect to continue to clinically evaluate Entereg™ in both acute and chronic conditions. Glaxo is targeting results from a chronic OBD Phase IIb study and a chronic constipation Phase II study by the second quarter of 2005. We are conducting, or planning to conduct, additional studies in the United States of Entereg™. Unfavorable results in any study may adversely affect our ability to obtain FDA or other regulatory approval of Entereg™, and even if approved, may adversely affect market acceptance for Entereg™.

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

EnteregTM may not be successfully developed for use in treating chronic opioid bowel dysfunction and chronic constipation.

We have completed several clinical studies evaluating the use of Entereg™ for the reversal of the severe constipating effects associated with chronic use of opioids. Glaxo is currently conducting two Phase IIb studies in chronic OBD. Glaxo is also conducting a Phase II study evaluating Entereg™ in chronic constipation.

Results from the clinical studies conducted to date in OBD and chronic constipation are not necessarily indicative of the results that may be obtained in further studies, or in clinical studies in the POI indication. Chronic OBD and chronic constipation Phase II clinical studies may not be successful, and even if successful, further Phase III clinical testing may not be successful. The long-term animal toxicity studies necessary to support further development of Entereg™ for chronic use are on-going. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg™, including its prospects for use in POI.

If we are unable to commercialize EnteregTM, our ability to generate revenues will be impaired and our business will be harmed.

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

Our stock price may be volatile, and your investment in our stock could decline in value

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, in the calendar year ended December 31, 2004, the closing price of our common stock reached a low of $8.78 per share in December 2004 and a high of $22.24 per share in January 2004.

The market price for our common stock is highly dependent on the success of our product development efforts, and in particular, clinical trial results and regulatory review results.

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of the Company’s common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. One of those motions has subsequently been withdrawn. On December 29, 2004 the district court issued an order appointing the remaining party, the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. Pursuant to a schedule agreed to by the parties, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint on February 28, 2005 to which the Company must respond within sixty days or before April 28, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. The Company’s directors and officers moved to dismiss the Complaint for failure to state a claim. Pursuant to the Court’s order dated October 13, 2004, Plaintiffs had 30 days to respond to the Company’s and the directors’ and officers’ motions; that time has since been extended by agreement of the parties until January 27, 2005. The Company and the Directors and Officers filed reply briefs on February 18, 2005.

We may become involved in additional litigation of this type in the future. Litigation of this type is often extremely expensive, highly uncertain and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of December 31, 2004 of approximately $162.3 million will be sufficient to fund operations into 2007. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of December 31, 2004, we have incurred a cumulative net loss of approximately $250.0 million. During the calendar years ended December 31, 2004 and 2003, we incurred operating losses of approximately $46.1 million and $53.6 million, respectively, and net losses of approximately $43.6 million and $51.2 million, respectively. Even if we succeed in securing regulatory approval of Entereg™, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We are dependent on our collaborators to perform their obligations under our collaboration agreements.

In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of Entereg™ for certain indications. We and Glaxo agreed to develop Entereg™ for a number of indications, both acute and chronic, which would potentially involve the use of Entereg™ in in-patient and out-patient settings. In the United States, we have the right to co-develop and to co-promote Entereg™ with Glaxo, and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for the development of acute care indications such as POI, and Glaxo has overall responsibility for the development of chronic care indications such as OBD. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. We and Glaxo have established numerous joint committees to collaborate in the development of Entereg™. These committees meet at regularly scheduled intervals. We depend on Glaxo to provide us with substantial assistance and expertise in the development of Entereg™. Any failure of Glaxo to perform its obligations under our agreement could negatively impact our product candidate, Entereg™, and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreement and would delay our achievement, if any, of profitability. Glaxo has extensive experience in the successful commercialization of product candidates which would be difficult for us to replace if the collaboration agreement was not in place. In the near term, our success will largely depend upon the success of our collaboration with Glaxo to further develop Entereg™ and our success in obtaining regulatory approval to commercialize Entereg™.

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

To receive regulatory approval for Entereg™, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture Entereg™, and there is a risk that such approval may not be obtained. We will be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make Entereg™ in accordance with cGMP’s. Under cGMPs, we and our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of Entereg™.

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

We currently have no distribution capability and limited sales and marketing capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain regulatory approval, we intend to sell some products directly in certain markets and rely on relationships with established pharmaceutical companies to sell products in certain markets. To sell any of our products directly, we must develop a marketing and field force with technical expertise, as well as supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

We have entered into, and may in the future enter into, collaborative arrangements, including our arrangement with Glaxo, for the marketing, sale and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements.

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

Peripherally acting compounds given to patients as potential drugs are designed to exert their effects outside the brain and spinal cord, in contrast to centrally acting compounds which are designed to exert their effects on the brain or spinal cord. We are developing Entereg™ as a peripherally acting opioid antagonist. An opioid antagonist is designed to block the effects of the opioid at the receptor level; in the case of Entereg™, it is designed to block the unwanted effects of opioid analgesics on the gastrointestinal tract. Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally acting opioid antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;

•	cost-effectiveness of our product candidates relative to competing products;

•	the availability of government or third-party payor reimbursement for our product candidates; and

•	the effectiveness of marketing and distribution efforts by us and our collaborators.

Other products that are currently sold for pain management are already recognized as safe and effective and have a history of successful sales in the United States and elsewhere. Our new products in this area, if any, will be competing with drugs that have been approved by the FDA and have demonstrated commercial success in the United States and elsewhere.

Reduction in the use of opioid analgesics would therefore reduce the potential market for EnteregTM.

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

Licensing product candidates from other companies, universities, or individuals does not prevent such parties from developing competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. The individuals who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization by us of successful products is also likely to attract additional research by our licensors and by other investigators who have experience in developing products for the pain management market. By virtue of their previous research activities, these companies, universities, or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

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

We do not know whether our current or future preclinical and clinical studies will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals, or will result in marketable products. Any failure to adequately demonstrate the safety and efficacy of our product candidates will prevent receipt of FDA and foreign regulatory approvals and, ultimately, commercialization of our product candidates. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development and regulatory interpretations of clinical benefit and clinical risk. Regulatory clearance that we may receive for a product candidate will be limited to those diseases and conditions for which we have demonstrated in clinical trials that the product candidate is safe and efficacious. Even if we receive regulatory approval for our product candidates we must comply with applicable FDA post marketing regulations and other regulatory requirements. Failure to comply with applicable regulatory requirements could subject us to criminal penalties, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory actions against our product or us.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal health care fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include antikickback statutes and false claims statutes.

The federal health care program antikickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid, or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from antikickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program. The majority of states also have statutes or regulations similar to the federal antikickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

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

Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the security, control and accounting systems required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in significant regulatory action. In addition, individual state laws may also impose separate regulatory restrictions and requirements, including licenses, recordkeeping and reporting. We believe that it is unlikely that any of our product candidates other than those which may act on the central nervous system may be subject to regulation as controlled substances.

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

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. For example, federal legislation was enacted on December 8, 2003, which provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. Although we cannot predict the full effects on our business of the implementation of this new legislation, it is possible that the new Medicare benefit, which will be managed by private health insurers, pharmacy benefit managers, and other managed care organizations, will result in decreased reimbursement for prescription drugs, which may further exacerbate industry-wide pressure to reduce the prices charged for prescription drugs. This could have an adverse effect on our business. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could adversely affect our and our collaborator’s ability to commercialize our products, decrease the price that any of our collaborators or we would receive for any products in the future, and may impede patients’ ability to obtain reimbursement under their insurance program for our products.

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

From time to time we have considered, and we will continue to consider in the future, if and when any appropriate opportunities become available, strategic business initiatives intended to further the development of our business. These initiatives may include acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources in integrating new businesses, technologies and products;

•	assume substantial actual or contingent liabilities; or

•	merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that our stockholders may not deem desirable.

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

We enter into various agreements where we indemnify third parties such as manufacturers and investigators for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications.

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

A substantial portion of our assets are investment grade fixed income securities, principally U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2004 totaled $155.4 million, and the weighted-average interest rate was approximately 2.18% with maturities of investments ranging up to 17 months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith can be found at “Item 15. Exhibits and Financial Statement Schedules”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

For the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The management of Adolor Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) or 15d – 15(f) promulgated under the Securities Exchange Act of 1934, as amended. Adolor’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Adolor’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Adolor’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adolor Corporation.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Adolor Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adolor Corporation Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Adolor Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Adolor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Adolor Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and for the period from August 9, 1993 (inception) to December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Election of Directors, Item 1 on Proxy Card”, “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Report pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1 of this Report.

2. Financial Statement Schedules

None

(b)	Exhibits

Reference is made to the Exhibit Index on page 47 of this Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2005

ADOLOR CORPORATION

By:	/s/ BRUCE A. PEACOCK
Name:	Bruce A. Peacock
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/S/ BRUCE A. PEACOCK Bruce A. Peacock	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2005

/S/ MICHAEL R. DOUGHERTY Michael R. Dougherty	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/S/ ARMANDO ANIDO Armando Anido	Director	March 1, 2005

/S/ PAUL GODDARD Paul Goddard	Director	March 1, 2005

/S/ GEORGE V. HAGER, JR. George V. Hager, Jr.	Director	March 1, 2005

/S/ DAVID M. MADDEN David M. Madden	Director	March 1, 2005

/S/ CLAUDE H. NASH Claude H. Nash	Director	March 1, 2005

/S/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 1, 2005

/S/ DONALD E. NICKELSON Donald E. Nickelson	Director	March 1, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Adolor (incorporated by reference to Exhibit 3.1 to the Report on Form 10-Q filed by the Company on August 14, 2001).

3.2	Restated Bylaws of the Company as amended February 26, 2004 (incorporated by reference to Exhibit 3.2 to Report on Form 10-K filed by the Company on March 4, 2004).

4.1

Rights Agreement, dated as of February 20, 2001, between Adolor and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on February 23, 2001), which included as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8-A, dated February 22, 2001.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 3 to the Registration Statement filed by the Company on March 21, 2000).

10.1	Amended and Restated 1994 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 on Form 10-Q filed by the Company on August 7, 2003). [4]

10.2	Adolor Corporation 2003 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Report on Form 10-K filed by the Company on March 4, 2004).[4]

10.3

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

10.6

Collaboration Agreement dated as of April 14, 2002, by and between the Company and Glaxo Group Limited (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on October 10, 2003). [2,3]

10.7	Amendment No. 1, dated as of June 22, 2004, to the Collaboration Agreement with Glaxo Group Limited (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on August 4, 2004).

10.8

Amendment No. 2, dated December 22, 2004, to Collaboration Agreement between Glaxo Group Limited and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on February 25, 2005). [3]

10.9

Distribution Services Agreement between SmithKline Beecham Corporation and the Company, dated June 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 4, 2004). [2]

10.10	API Compound Supply Agreement Between the Company and Torcan Chemical Ltd., dated July 13, 2004 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 4, 2004). [2]

10.11	API Compound Supply Agreement Between the Company and Girindus AG, dated July 6, 2004 (incorporated by reference to Exhibit 10.4 to Form 10-Q filed by the Company on August 4, 2004). [2]

Exhibit Number	Description

10.12

Drug Product Supply Agreement between the Company and Pharmaceutics International, Inc., dated July 1, 2004 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed by the Company on August 4, 2004). [2]

10.13	ROW Supply Agreement dated September 13, 2004 between Glaxo Group Limited and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on September 15, 2004). [2]

10.14	Consulting Agreement between the Company and Paul Goddard dated as of July 28, 2003 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 7, 2003). [4]

10.15	First Amendment to Consulting Agreement between the Company and Paul Goddard (incorporated by reference to Exhibit 10.7 to Form 10-Q filed by the Company on August 4, 2004). [4]

10.16	Adolor Corporation Executive Severance Pay Program (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on November 1, 2002). [4]

10.17	Letter Agreement between the Company and Bruce A. Peacock, dated April 22, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 25, 2002). [4]

10.18	Letter Agreement between the Company and Martha E. Manning, dated June 30, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 13, 2002). [4]

10.19	Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002 (incorporated by reference to Exhibit 10.15 to Form 10-K filed by the Company on March 18, 2003). [4]

10.20

Amendment dated January 26, 2004 to Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-K filed by the Company on March 4, 2004). [4]

10.21	Letter Agreement between the Company and David Jackson, dated January 10, 2001 (incorporated by reference to Exhibit 10.16 to Form 10-K filed by the Company on March 18, 2003). [4]

10.22	Agreement dated April 22, 2002 between the Company and Bruce A. Peacock (incorporated by reference to Exhibit 10.21 to Form 10-K filed by the Company on March 18, 2003). [4]

10.23	Letter Agreement between the Company and James E. Barrett, Ph.D., dated June 23, 2004 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed by the Company on August 4, 2004). [4]

10.24	Option Agreement between the Company and Bruce A. Peacock, dated as of April 22, 2002 (incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 18, 2003). [4]

10.25	Option Agreement between the Company and Bruce A. Peacock, dated as of April 22, 2002 (incorporated by reference to Exhibit 10.20 to Form 10-K filed by the Company on March 18, 2003). [4]

10.26	Form of Stock Option Agreement. 1 4

10.27	Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on January 10, 2005). [4]

21.1	Adolor Finance LLC as Subsidiary. [1]

23.1	Consent of KPMG LLP. [1]

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

Exhibit Number	Description
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.
[2]	Confidential treatment granted.
[3]	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
[4]	Compensation plan or arrangement in which directors and executive officers are eligible to participate.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements, and the related Notes thereto, of Adolor Corporation and subsidiary and the Report of Independent Auditors are filed as a part of this annual report on Form 10-K.

Page
Report of Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets at December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, and for the period from August 9, 1993 (inception) to December 31, 2004	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002, and for the period from August 9, 1993 (inception) to December 31, 2004	F-5
Consolidated Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2001, and for the years ended December 31, 2002, 2003 and 2004	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, and for the period from August 9, 1993 (inception) to December 31, 2004	F-9
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Adolor Corporation:

We have audited the accompanying consolidated balance sheets of Adolor Corporation (a development-stage company) and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and for the period from August 9, 1993 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the management of Adolor Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adolor Corporation (a development-stage company) and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, and for the period from August 9, 1993 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Adolor Corporation and subsidiary as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

February 22, 2005

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,935,417	$5,339,202
Short-term investments (Note 3)	155,388,108	204,835,289
Accounts receivable from collaboration agreement (Note 4)	3,363,876	3,079,757
Prepaid expenses and other current assets	2,542,693	2,946,254

Total current assets	168,230,094	216,200,502
Equipment and leasehold improvements, net (Note 5)	9,773,291	8,293,324
Other assets	100,000	169,915

Total assets	$178,103,385	$224,663,741

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,103,409	$1,542,699
Accrued expenses (Note 6)	11,716,232	14,960,176
Deferred licensing fees and rent—current (Notes 4 & 5)	4,329,192	4,166,676

Total current liabilities	19,148,833	20,669,551
Deferred licensing fees and rent—non-current (Notes 4 & 5)	35,794,635	38,715,256

Total liabilities	54,943,468	59,384,807

Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.0001 per share; 99,000,000 shares authorized; 39,080,345 and 38,793,122 shares issued and outstanding at December 31, 2004 and 2003, respectively (Note 7)	3,908	3,879
Additional paid-in capital	373,605,431	372,191,435
Deferred compensation	(19,465)	(757,588)
Unrealized (losses)/gains on available for sale securities	(463,457)	221,224
Deficit accumulated during the development stage	(249,966,500)	(206,380,016)

Total stockholders’ equity	123,159,917	165,278,934

Total liabilities and stockholders’ equity	$178,103,385	$224,663,741

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2004, 2003 and 2002, and for the period from

August 9, 1993 (inception) to December 31, 2004

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2004
	2004	2003	2002
Contract revenues (Note 4)	$25,541,627	$20,726,637	$28,409,417	$76,269,292

Operating expenses incurred during the development stage:
Research and development	48,765,515	56,653,827	71,705,449	253,091,877
Marketing, general and administrative	22,870,535	17,648,178	21,693,270	93,674,962

Total operating expenses	71,636,050	74,302,005	93,398,719	346,766,839

Other income (expense):
Interest income	2,509,519	2,421,312	4,484,040	20,886,944
Other expense	(1,580)	(52,163)	(19,208)	(355,897)

Total other income (expense)	2,507,939	2,369,149	4,464,832	20,531,047

Net loss	(43,586,484)	(51,206,219)	(60,524,470)	(249,966,500)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	48,905,779

Net loss allocable to common stockholders	$(43,586,484)	$(51,206,219)	$(60,524,470)	$(309,418,593)

Basic and diluted net loss per share allocable to common stockholders	$(1.12)	$(1.57)	$(1.94)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	38,923,681	32,585,928	31,252,004

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31, 2004, 2003 and 2002,

and the period August 9, 1993 (inception) to December 31, 2004

	Years ended December 31,			Period from August 9, 1993 (inception) to December 31, 2004
	2004	2003	2002
Net loss	$(43,586,484)	$(51,206,219)	$(60,524,470)	$(249,966,500)

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(684,681)	(122,723)	(386,281)	(463,457)
Realized loss on available for sale securities	114,086	29,348	—	23,572

Comprehensive loss	$(44,157,079)	$(51,299,594)	$(60,910,751)	$(250,406,385)

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from August 9, 1993 (inception) to December 31, 2001, for the years ended

December 31, 2002, 2003, and 2004

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	156,839	—	—	—	156,839
Interest receivable converted to principal on employee notes	—	—	(69,339)	—	—	—	(69,339)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(67,303)	(7)	(973,718)	973,725	—	—	—
Exercise of stock options	1,734,205	173	1,768,821	—	—	—	1,768,994
Unrealized gain on investments	—	—	—	—	730,228	—	730,228
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,375,779	—	—	—	95,376,469
Net proceeds from issuance of newly registered shares of common stock	3,000,000	300	58,962,347	—	—	—	58,962,647
Deferred compensation resulting from grant of stock options	—	—	23,796,274	(23,796,274)	—	—	—
Amortization of deferred compensation	—	—	—	11,374,019	—	—	11,374,019
Net loss	—	—	—	—	—	(94,649,327)	(94,649,327)

Balance, December 31, 2001	31,104,304	3,110	258,224,971	(11,527,697)	730,228	(94,649,327)	152,781,285

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2001, for the years ended

December 31, 2002, 2003 and 2004

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Payments on notes granted to employees for stock options	—	—	267,677	—	—	—	267,677
Interest receivable converted to principal on employee notes	—	—	(49,534)	—	—	—	(49,534)
Forfeiture of stock and stock options	(2,943)	—	(732,578)	732,578	—	—	—
Reduction of estimated offering costs	—	—	400,000	—	—	—	400,000
Exercise of stock options	385,526	39	889,437	—	—	—	889,476
Issuance of common stock for bonus awards and under an employment agreement	7,350	—	320,307	(2,172)	—	—	318,135
Unrealized loss on investments	—	—	—	—	(386,281)	—	(386,281)
Deferred compensation resulting from grant of stock options adjustment	—	—	(30,270)	30,270	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(28,555)	2,884,232	—	—	2,855,677
Amortization of deferred compensation	—	—	—	4,175,751	—	—	4,175,751
Net loss	—	—	—	—	—	(60,524,470)	(60,524,470)

Balance, December 31, 2002	31,494,237	3,149	259,261,455	(3,707,038)	343,947	(155,173,797)	100,727,716
Payments on notes granted to employees for stock options	—	—	546,681	—	—	—	546,681
Interest receivable converted to principal on employee notes	—	—	(10,051)	—	—	—	(10,051)
Forfeiture of stock and stock options	(1,001)	—		—	—	—	—
Exercise of stock options	386,798	39	1,029,322	—	—	—	1,029,361
Issuance of common stock for bonus awards and under an employment agreement	9,259	1	(96,537)	—	—	—	(96,536)
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Unrealized loss on investments	—	—	—	—	(122,723)	—	(122,723)
Net proceeds from issuance of newly registered shares of common stock	6,900,000	690	111,584,379	—	—	—	111,585,069
Deferred compensation resulting from grant of stock options adjustment	—	—	145,007	(145,007)	—	—	—
Cancellations and accelerated amortization of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(318,827)	567,482	—	—	248,655
Amortization of deferred compensation	—	—	—	2,526,975	—	—	2,526,975
Net loss	—	—	—	—	—	(51,206,219)	(51,206,219)

Balance, December 31, 2003	38,793,122	$3,879	$372,191,435	$(757,588)	$221,224	$(206,380,016)	$165,278,934

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2001, for the years ended

December 31, 2002, 2003 and 2004

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Payments on notes granted to employees for stock options	—	—	2,754	—	—	—	2,754
Interest receivable converted to principal on employee notes	—	—	(2,935)	—	—	—	(2,935)
Exercise of stock options	287,223	29	1,056,575	—	—	—	1,056,604
Unrealized loss on investments	—	—	—	—	(684,681)	—	(684,681)
Deferred compensation resulting from grant of stock options adjustment	—	—	357,602	(357,602)	—	—	—
Amortization of deferred compensation	—	—	—	1,095,725	—	—	1,095,725
Net loss	—	—	—	—	—	(43,586,484)	(43,586,484)

Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002, and for the period from

August 9, 1993 (inception) to December 31, 2004

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2004
	2004	2003	2002
Net cash flows from operating activities:
Net loss	$(43,586,484)	$(51,206,219)	$(60,524,470)	$(249,966,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	1,095,725	2,679,095	7,349,563	22,498,402
Non-cash warrant value	—	—	—	60,000
Depreciation expense	2,384,616	1,854,195	1,395,582	7,599,069
Non-cash benefit from the trade of equipment	—	—	120,000	120,000
Gain on the sale of equipment	—	41,412	(61,639)	(20,227)
Issuance of common stock for technology license agreements	—	50,006	—	56,256
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	(284,119)	4,422,622	(7,502,379)	(3,363,876)
Prepaid expenses and other current assets	403,561	114,916	1,173,339	(2,542,693)
Other assets	69,915	6,650	(94,530)	(100,000)
Accounts payable	1,560,710	(63,066)	(724,336)	3,103,409
Accrued expenses	(3,243,944)	(3,463,637)	10,024,622	11,716,232
Deferred licensing fees and rent	(4,166,676)	(4,596,499)	47,022,291	40,123,827

Net cash used in operating activities	(45,766,696)	(50,160,525)	(1,821,957)	(170,716,101)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(2,456,012)	(6,642,373)	(1,724,198)	(17,603,067)
Proceeds from the sale of equipment	—		144,273	144,273
Purchases of short-term investments	(204,047,348)	(260,410,834)	(101,681,763)	(778,051,738)
Maturities of short-term investments	252,809,848	172,770,061	90,405,159	622,200,173

Net cash provided by / (used in) investing activities	46,306,488	(94,283,146)	(12,856,529)	(173,310,359)

Net cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	1,056,604	1,029,361	889,476	3,693,691
Proceeds from notes payable—related parties	—	—	—	1,000,000
Proceeds from notes payable	—	93,824	248,506	1,832,474
Payment of notes payable	—	(129,380)	(427,769)	(1,832,474)
Proceeds received on notes receivable	2,754	546,681	267,677	973,951
Interest receivable converted to principal on notes	(2,935)	(10,051)	(49,534)	(131,859)
Net proceeds from issuance of common stock	—	111,585,069	400,000	266,324,185

Net cash provided by financing activities	1,056,423	113,115,504	1,328,356	350,961,877

Net increase (decrease) in cash and cash equivalents	1,596,215	(31,328,167)	(13,350,130)	6,935,417
Cash and cash equivalents at beginning of period	5,339,202	36,667,369	50,017,499	—

Cash and cash equivalents at end of period	$6,935,417	$5,339,202	$36,667,369	$6,935,417

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,580	$10,751	$19,208	$224,610

Supplemental disclosure of non-cash financing activities:
Unrealized gains (losses) on available for sale securities	$(684,681)	$(122,723)	$(386,281)	$(463,457)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	357,602	145,007	118,326	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. The Company is collaborating with Glaxo for the global development and commercialization of Entereg™ in multiple indications. The Company’s next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. The Company’s other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration agreement with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through December 31, 2004 aggregated approximately $250.0 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg™. There is no assurance that the Company will ever receive regulatory approval for any of its product candidates, generate product sales revenues, achieve profitable operations and generate positive cash flows from operations, or that profitable operations, if achieved, could be sustained on a continuing basis. The Company will need to raise additional funds to finance its operating activities prior to exhausting its current cash, cash equivalents and short-term investments. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

2.	BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are held in investment grade fixed income securities including United States Treasury obligations and corporate securities. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Short-term Investments

The Company’s entire portfolio of short-term investments is currently classified as available for sale and is stated at fair value as determined by quoted market values. All investments are considered short-term and are classified as current assets, including securities with maturities in excess of one year, as management has the option to sell them at any time. Changes in net unrealized gains and losses are included as a separate component of stockholders’ equity and comprehensive loss. For purposes of determining realized gains and losses, the cost of short-term investments sold is based upon specific identification.

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

Equipment and Leasehold Improvements

Purchases of equipment (consisting of computer, office and laboratory equipment), furniture and fixtures and leasehold improvements are recorded at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets or lease term, whichever is shorter, generally three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

Revenue Recognition

The Company records a liability for deferred revenue for amounts received as upfront payments under collaboration agreements in which the Company has continuing involvement. The Company recognizes such deferred amounts as revenue ratably over the estimated contract performance period. Such revenue recognition may be accelerated in the event of contract termination prior to completion of the expected performance period. Milestone amounts are recorded as revenue when the milestone event is achieved. Amounts reimbursable for costs incurred pursuant to the terms of collaboration agreements are recorded as revenue in the period in which the reimbursable cost is incurred. Such revenues are determined based on estimates of the reimbursable amount and are subject to verification by the collaborators.

Research and Development Expenses

Research and product development costs are charged to expense as incurred. Costs incurred under agreements with third parties are charged to expense as incurred in accordance with the specific contractual performance terms of such agreements. Research and development expenses include, among other costs, salaries and other personnel-related costs, costs to conduct clinical trials, costs to manufacture drug candidates and clinical supplies, laboratory supplies costs and facility related costs.

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

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Net Loss per Share

Net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss allocable to common stockholders is calculated as the net loss plus preferred dividends accrued for the respective period, whether or not declared, plus the beneficial conversion feature, if any, on mandatorily redeemable convertible preferred stock. In computing the basic and diluted net loss per share allocable to common stockholders the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been incorporated herein.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. This statement supercedes APB No.25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating various implementation standards of SFAS 123R, including adoption methods and option pricing methodology. The Company expects that adoption of this statement will have a material impact on the Consolidated Financial Statements.

Had the Company determined compensation cost under SFAS No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(43,586,484)	$(51,206,219)	$(60,524,470)
Add: Stock-based employee compensation expense included in reported net income	598,223	2,461,017	6,884,428
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	(7,763,839)	(7,740,796)	(9,031,775)

Pro forma net loss	$(50,752,100)	$(56,485,998)	$(62,671,817)

Loss per share:
Basic and diluted—as reported	$(1.12)	$(1.57)	$(1.94)
Basic and diluted– pro forma	$(1.30)	$(1.73)	$(2.01)

The weighted average fair value of the options granted during 2004, 2003 and 2002, is estimated at $6.86, $5.60, and $6.07 per share, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; volatility of 48 percent, 50 percent, and 47 percent, respectively; weighted average risk-free interest rate of between 2.81 and 4.01 percent, between 2.10 and 3.52 percent, and between 2.67 and 4.76 percent, respectively; and an expected life of 4.0, 4.0, and 4.0 years, respectively.

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

The following summarizes the short-term investments at December 31, 2004 and 2003:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Corporate bonds	$2,050,510	$—	$(9,290)	$2,041,220
US Government obligations & agencies	153,801,055	—	(454,167)	153,346,888

December 31, 2004	$155,851,565	$—	$(463,457)	$155,388,108

Corporate bonds	$32,067,478	$106,799	$(8,090)	$32,166,187
US Government obligations & agencies	172,546,587	130,514	(7,999)	172,669,102

December 31, 2003	$204,614,065	$237,313	$(16,089)	$204,835,289

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

At December 31, 2004, maturities of investments were as follows:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Less than 1 year	$127,090,572	$—	$(383,494)	$126,707,078
Due in 1-5 years	28,760,993	—	(79,963)	28,681,030

December 31, 2004	$155,851,565	$—	$(463,457)	$155,388,108

4.	CONTRACT REVENUES

Contract revenues for the year ended December 31, 2004, 2003 and 2002 consist of the following:

	December 31,
	2004	2003	2002
Cost reimbursement under collaborative agreement	$11,374,951	$16,141,916	$24,246,332
Amortization of up-front license fees	4,166,676	4,584,721	2,977,710
License and milestone payments	10,000,000	—	450,000
Grant revenue	—	—	735,375

Total revenue	$25,541,627	$20,726,637	$28,409,417

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $4.2 million was recognized in each of the years ended December 31, 2004 and 2003. In the third quarter of 2004, upon acceptance for review of the Company’s NDA by the FDA, and under the terms of the collaboration agreement, the Company recognized $10.0 million in milestone revenue received from Glaxo.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the Consolidated Statements of Operations as contract reimbursement revenue. The Company recorded contract reimbursement revenues of approximately $11.4 million and $16.1 million, respectively, in the years ended December 31, 2004 and 2003 under this arrangement. As of December 31, 2004 and 2003, approximately $3.4 million and $3.1 million, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In April 2000, the Company entered into a license agreement with Santen Pharmaceutical Co., Ltd. granting Santen an exclusive royalty bearing license to develop and sell products in the field of ophthalmic pain in all countries other than South Korea and North Korea. A $500,000 non-refundable payment was paid to the Company upon execution of the agreement. Such amount was recorded as deferred revenue and was being recognized over the remaining patent life. In February 2003 Santen terminated this agreement and, as a result, the Company recognized $0.4 million as revenue in the first quarter of 2003.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 31,
	2004	2003
Laboratory, computer and office equipment	$9,469,351	$7,511,064
Furniture, fixtures and leasehold improvements	6,885,017	5,041,250

	16,354,368	12,552,314
Less accumulated depreciation and amortization	(6,581,077)	(4,258,990)

	$9,773,291	$8,293,324

Management has conducted a review of its accounting for the lease of its corporate headquarters, which was entered into in 2003. The Company did not account for a tenant improvement allowance provided by the landlord on the consolidated balance sheets or on the consolidated statements of cash flows. Management determined that the appropriate accounting under generally accepted accounting principles requires that the allowance be recorded as a deferred rent liability on the consolidated balance sheets and as a component of operating activities on the consolidated cash flow statements. As a result, the Company recorded a leasehold improvement of approximately $1.4 million relating to a tenant allowance and a corresponding deferred rent liability at December 31, 2004. The deferred rent liability will be amortized over the lease term as a reduction of rent expense and the addition to leasehold improvements will be amortized over the useful life of the improvement. The cash flow statement for the period from August 9, 1993 (inception) to December 31, 2004 has also been corrected to reflect the tenant allowance as both a cash flow from operations and an investing activity. The Company has corrected the lease accounting as of December 31, 2004 as management has determined that the amounts are immaterial to financial statements of prior periods.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2004	2003
Clinical development costs	$2,047,411	$2,995,095
Manufacturing costs	3,051,055	4,522,001
Consulting and other costs	1,736,045	2,744,098
Collaboration agreement expenses	1,814,721	1,479,474
Professional fees	535,100	288,214
Personnel related costs	2,531,900	2,931,294

	$11,716,232	$14,960,176

7.	COMMON STOCK AND COMMON STOCK OPTIONS

In November 2003 the Company sold 6 million shares of common stock. Upon the exercise of the underwriter’s over-allotment option, the Company sold an additional 900,000 shares of common stock. The price to the public of the 6.9 million shares of common stock sold was $17.25 per share. The proceeds of the offering were approximately $111,585,000, net of offering costs.

Shareholder Rights Plan

The Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) in February 2001. Under the Plan, preferred stock purchase rights (each, a “Right”) were distributed as a dividend at the rate of one Right

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

for each share of common stock outstanding as of the close of business on February 20, 2001 and automatically attach to shares issued thereafter. Each Right entitles the holder to purchase one ten-thousandth of a share of newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $155.00 (the “Exercise Price”) per Right. In general, the Rights will be exercisable if a person or group (“Acquiring Person”) becomes the beneficial owner of 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the common stock of the Company. When the Rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive, upon exercise, common stock having a value equal to two times the Exercise Price of the Right. The Board of Directors will in general be entitled to redeem the Rights for $.0001 per Right at any time prior to the occurrence of the stock acquisition events described above. If not redeemed, the Rights will expire on February 19, 2011.

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

Stock Options

The Company’s 1994 Amended and Restated Equity Compensation Plan, as amended (the “1994 Plan”) and 2003 Stock-Based Incentive Compensation Plan (the “2003 Plan”), together known as the Plans, allow for the granting of incentive and nonqualified stock options to employees, directors, consultants and contractors to purchase an aggregate of 8,850,000 shares of the Company’s common stock. The options are exercisable generally for a period of seven to ten years from the date of grant and vest over terms ranging from immediately to four years. Additionally, in 2002, the Company granted its Chief Executive Officer options to purchase 540,000 shares of common stock outside of the Plans.

A summary of option activity from January 1, 2002 to December 31, 2004, is as follows:

	Number of options	Exercise Price per share
Balance, January 1, 2002	1,926,221	$
Granted	1,599,754		9.85-17.33
Exercised	(385,526)		.21-16.11
Cancelled	(207,060)		.13-21.30

Balance, December 31, 2002	2,933,389
Granted	1,021,790		11.26-20.14
Exercised	(386,798)		.21-17.59
Cancelled	(140,583)		.21-27.99

Balance, December 31, 2003	3,427,798
Granted	1,305,915		10.65-22.24
Exercised	(287,223)		.35-16.73
Cancelled	(443,830)		3.50-22.24

Balance, December 31, 2004	4,002,660

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of options outstanding and exercisable by price range at December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining option life	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)
$0.00—2.79	122,674	5.0	$2.20	122,674	$2.20
$2.80—5.59	114,605	5.6	3.50	114,605	3.50
$5.60—8.39	—	—	—	—	—
$8.40—11.19	232,250	8.4	10.35	88,481	10.16
$11.20—13.99	970,282	8.2	12.79	448,383	13.18
$14.00—16.79	1,384,118	7.6	15.08	752,177	15.11
$16.80—19.59	317,933	8.1	18.30	133,612	18.20
$19.60—22.39	850,798	8.4	21.10	313,161	21.06
$22.40—25.19	—	—	—	—	—
$25.20—27.99	10,000	6.4	27.99	8,749	27.99

	4,002,660		$15.09	1,981,842	$14.19

During the year ended December 31, 2000, the Company granted options to certain employees to acquire 1,657,035 shares of the Company’s common stock at exercise prices ranging from $2.25 to $3.50 per share for which deferred compensation, based on a fair value of $14.40 per share on the grant date, amounting to approximately $18.7 million was recorded and was amortized to compensation expense over the respective vesting periods of the options.

During the years ended December 31, 2004, 2003 and 2001, the Company granted options to non-employees to acquire 59,966, 4,000 and 20,000 shares of common stock, respectively, for which deferred compensation of $365,000, $24,627 and $294,000 was recorded in 2004, 2003 and 2001, respectively, based on fair value as determined using a Black-Scholes option pricing model and is being amortized to expense over the vesting periods of the options. The amount of amortization for option grants to non-employees is subject to change each reporting period based upon changes in the fair value of the Company’s common stock, estimated volatility and the risk free interest rate until the non-employee completes his or her performance under the option agreement.

Compensation expense during the years ended December 31, 2004, 2003 and 2002, relating to option grants was approximately $1.1 million, $2.8 million and $7.0 million, respectively. During the years ended December 31, 2003 and 2002 approximately $0.3 million and $2.6 million of such expense was recorded in connection with the acceleration of the vesting of certain stock options under an employment agreement and separation agreements. Future compensation expense relating to such option grants is expected to be approximately $20,000 for the year ending December 31, 2005. The expense amortization of deferred compensation may change subject to termination or acceleration of vesting of the related stock options.

8.	LICENSE AND RESEARCH AGREEMENTS

In November 1996, Roberts licensed from Eli Lilly certain intellectual property rights relating to Entereg™. In June 1998, the Company entered into an Option and License Agreement with Roberts under which the Company licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg™. The Company has made license and milestone payments under this agreement totaling $1.6 million. If Entereg™ receives regulatory approval, the Company is obligated to make an additional milestone payment of $900,000 under this agreement,

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

as well as royalties on commercial sales of Entereg™. The license to Entereg™ expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which the Company will have a fully paid up license.

In August 2002, the Company expanded its intellectual property rights related to Entereg™ by entering into a separate exclusive license agreement with Eli Lilly under which the Company obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. The Company paid Eli Lilly $4.0 million upon signing the agreement and owes additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, the Company also agreed to pay Eli Lilly $4.0 million upon acceptance for review of the Company’s NDA by the FDA, which payment was made in the third quarter of 2004 and included in research and development expense in the Consolidated Statement of Operations at December 31, 2004.

In July 2003, the Company entered into an agreement with EpiCept Corporation under which the Company licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch, which is being developed for the management of postoperative incisional pain. The Company made a $2.5 million payment to EpiCept upon execution of the agreement and may make up to $20.0 million in additional development milestone payments if certain clinical and regulatory achievements are reached. The $2.5 million payment was recorded as research and development expense in 2003 as the underlying technology licensed has not reached technological feasibility and has no alternative uses.

The Company intends to charge to expense research and development milestone payments that are required to be made upon the occurrence of future events prior to receipt of applicable regulatory approval.

9.	INCOME TAXES

No federal and state taxes are payable as of December 31, 2004 and 2003.

As of December 31, 2004, the Company had approximately $92,054,000 of Federal and $90,256,000 of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and Pennsylvania net operating loss carryforwards will expire as follows:

	State	Federal
2005	$450,000	$—
2006	1,232,000	—
2007	2,063,000	—
2008	3,519,000	—
2009	3,938,000	33,000
2010	6,780,000	482,000
2011	12,151,000	1,078,000
2012	20,032,000	1,867,000
Thereafter	40,091,000	88,594,000

	$90,256,000	$92,054,000

The utilization of the state net operating loss carryforwards is subject to a $2.0 million annual limitation. At December 31, 2004, the Company also has approximately $5,569,000 of Federal and $789,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

Significant components of the Company’s deferred tax assets and liabilities are shown below. At December 31, 2004, a valuation allowance of $103,361,000 has been recognized to fully offset the deferred tax asset balance. A valuation allowance to reduce the deferred tax assets is required if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon generating future taxable income and given the uncertainty of future profitability, management has determined that a valuation allowance is necessary to reduce net deferred tax assets to zero. The change in the deferred tax asset account before application of the valuation allowance in 2004 and 2003 were approximately $19,943,000 and $21,730,000, respectively, related primarily to additional net operating losses and research and development costs incurred by the Company that are capitalized for income tax purposes.

	2004	2003
Deferred tax assets:
Net operating losses	$37,922,000	$25,159,000
Capitalized research and development costs	44,486,000	36,711,000
Tax credit carryforwards	6,082,000	4,886,000
Deferred revenue	16,064,000	17,793,000
Accrued expenses and other	107,000	169,000

Total deferred tax assets	104,661,000	84,718,000
Less valuation allowance	(103,361,000)	(84,408,000)

Net deferred tax assets	1,300,000	310,000
Deferred tax liability	(1,300,000)	(310,000)

Net deferred tax	$—	$—

10.	COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancelable operating leases for equipment and office and laboratory space are as follows:

Year ending December 31,
2005	$1,275,000
2006	1,244,000
2007	1,220,000
2008	1,215,000
2009	1,215,000
2010 and beyond	3,646,000

$9,815,000

Rent expense was approximately $1,103,000, $1,063,000, and $977,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In December 2002, the Company signed a ten-year lease agreement for office and laboratory space with minimum rental payments of approximately $1,110,000 for 2005 through 2008, and $1,170,000 for 2009 through 2013. The lease includes a renewal option for two consecutive additional five year periods and the Company has a purchase option exercisable at the fifth or tenth year of the lease term.

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

Other Service Agreements

The Company has entered into various agreements for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services. The Company accrues the costs of these agreements based on estimates of work completed to date. The Company estimates that approximately $18.7 million will be payable in future periods under arrangements in place at December 31, 2004. Of this amount, approximately $6.8 million has been accrued for work estimated to have been completed as of December 31, 2004, and approximately $11.9 million relates to future performance under these arrangements.

11.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), Rule 10b-5 under the Exchange Act and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of the Company’s common stock. Three additional complaints asserting similar claims were filed shortly after the initial complaint. These actions have been consolidated for filing purposes under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. Two parties separately moved to be appointed as Lead Plaintiff and to consolidate the actions for purposes of trial. One of those motions has subsequently been withdrawn. On December 29, 2004, the district court issued an order appointing the remaining party, the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. Pursuant to a schedule agreed to by the parties, the Company anticipates that the appointed Lead Plaintiff will file a consolidated amended complaint on February 28, 2005 to which the Company must respond within sixty days or before April 28, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. The Company’s directors and officers moved to dismiss the Complaint for failure to state a claim. Pursuant to the Court’s order dated October 13, 2004, Plaintiffs had 30 days to respond to the Company’s and the directors’ and officers’ motions; that time has since been extended by agreement of the parties until January 27, 2005. The Company and the Directors and Officers filed reply briefs on February 18, 2005.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

12.	401(k) PROFIT SHARING PLAN

In 1995, the Company adopted a 401(k) Profit Sharing Plan (the “401(k) Plan”) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 100% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately into the participant’s account. In 2004, 2003 and 2002, the Company made contributions to the 401(k) Plan of approximately $225,000, $174,000 and $143,000, respectively. The Company’s common stock is not and never has been an investment option for 401(k) Plan participants.

13.	QUARTERLY INFORMATION (UNAUDITED)

This table summarizes the unaudited results of operations for each quarter of 2004 and 2003:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Fiscal 2004
Revenue	$3,645	$3,707	$13,784	$4,406
Net loss	(10,277)	(13,016)	(8,709)	(11,584)
Basic and diluted loss per share	(0.26)	(0.34)	(0.22)	(0.30)
Fiscal 2003
Revenue	$6,637	$5,120	$4,848	$4,122
Net loss	(11,329)	(11,491)	(13,838)	(14,548)
Basic and diluted loss per share	(0.36)	(0.36)	(0.44)	(0.41)