Form 10-Q
period 2005-03-31
ADOLOR CORP
filed 2005-05-05
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of April 15, 2005: 39,086,902 shares.

ADOLOR CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	1

	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, and the period from August 9, 1993 (inception) to March 31, 2005	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, and the period from August 9, 1993 (inception) to March 31, 2005	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Certain Risks Related to Our Business	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 6.	Exhibits	31

	Signatures	32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$8,166,237	$6,935,417
Short-term investments (Note 3)	138,851,305	155,388,108
Accounts receivable from collaboration agreement (Note 4)	1,874,650	3,363,876
Prepaid expenses and other current assets	2,562,047	2,542,693

Total current assets	151,454,239	168,230,094

Equipment and leasehold improvements, net	9,586,157	9,773,291
Other assets	220,662	100,000

Total assets	$161,261,058	$178,103,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,014,142	$3,103,409
Accrued expenses	10,191,180	11,716,232
Deferred licensing fees and rent– current	4,329,192	4,329,192

Total current liabilities	15,534,514	19,148,833

Deferred licensing fees and rent– non-current	34,712,334	35,794,635

Total liabilities	50,246,848	54,943,468

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Series A Junior Participating preferred stock, par value $0.01; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 39,086,902 and 39,080,345 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	3,909	3,908
Additional paid-in capital	373,611,926	373,605,431
Deferred compensation	(12,567)	(19,465)
Unrealized losses on available for sale securities	(654,517)	(463,457)
Deficit accumulated during the development stage	(261,934,541)	(249,966,500)

Total stockholders’ equity	111,014,210	123,159,917

Total liabilities and stockholders’ equity	$161,261,058	$178,103,385

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three months ended March 31, 2005 and 2004 and the period from August 9, 1993

(inception) to March 31, 2005

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31,
	2005	2004	2005
Contract revenues (Note 4)	$2,916,320	$3,645,491	$79,185,612

Operating expenses incurred during the development stage:
Research and development	10,063,240	9,612,911	263,155,117
Marketing, general and administrative	5,607,674	5,089,428	99,282,636

Total operating expenses	15,670,914	14,702,339	362,437,753

Loss from operations	(12,754,594)	(11,056,848)	(283,252,141)

Interest income	786,553	780,732	21,673,497
Other expense	—	(993)	(355,897)

Net loss	$(11,968,041)	$(10,277,109)	$(261,934,541)

Basic and diluted net loss per share	$(0.31)	$(0.26)

Shares used in computing basic and diluted net loss per share	39,086,142	38,796,526

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(11,968,041)	$(10,277,109)	$(261,934,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	6,898	331,732	22,561,556
Non-cash warrant value	—	—	60,000
Depreciation expense	671,238	605,136	8,270,307
Non-cash proceeds from the trade of equipment	—	—	120,000
Loss on the disposal of equipment and leasehold improvements	—	—	(20,227)
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	1,489,226	475,935	(1,874,650)
Prepaid expenses and other current assets	(19,354)	886,223	(2,562,047)
Other assets	(120,662)	64,537	(220,662)
Accounts payable	(2,089,267)	(276,707)	1,014,142
Deferred licensing fees and rent	(1,082,301)	(1,041,669)	39,041,526
Accrued expenses	(1,525,052)	(5,570,868)	10,191,180

Net cash used in operating activities	(14,637,315)	(14,802,790)	(185,353,416)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(484,104)	(386,613)	(18,087,171)
Proceeds from the sale of equipment and leasehold improvements	—	—	144,273
Purchase of short-term investments	(29,195,585)	(53,792,519)	(807,247,323)
Maturities of short-term investments	45,541,328	68,174,074	667,741,501

Net cash provided by / (used in) investing activities	15,861,639	13,994,942	(157,448,720)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	9,519	54,858	3,703,210
Proceeds from notes payable-related parties	—	—	1,000,000
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	112	2,755	974,063
Interest receivable converted to principal on notes	(3,135)	(2,936)	(134,994)
Proceeds from notes payable	—	—	1,832,474
Net proceeds from issuance of common stock	—	—	266,324,185

Net cash provided by financing activities	6,496	54,677	350,968,373

Net increase (decrease) in cash and cash equivalents	1,230,820	(753,171)	8,166,237
Cash and cash equivalents at beginning of period	6,935,417	5,339,202	—

Cash and cash equivalents at end of period	$8,166,237	$4,586,031	$8,166,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$993	$224,610
Supplemental disclosure of noncash transactions:
Unrealized (losses) gains on available for sale securities	(191,060)	7,049	(654,517)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg™ in multiple indications. The Company’s next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. The Company’s other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration agreement with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through March 31, 2005 aggregated approximately $261.9 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg™. There is no assurance that the Company will ever receive regulatory approval for any of its product candidates, generate product sales revenues, achieve profitable operations and generate positive cash flows from operations, or that profitable operations, if achieved, could be sustained on a continuing basis. The Company will need to raise additional funds to finance its operating activities prior to exhausting its current cash, cash equivalents and short-term investments. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

Interim Financial Information

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at March 31, 2005 and for periods ended March 31, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Net loss	$(11,968,041)	$(10,277,109)
Unrealized gains/(losses) on available for sale securities	(191,060)	7,049
Realized gain on available for sale securities	—	(60,768)

Comprehensive loss	$(12,159,101)	$(10,330,828)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2005

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

The following summarizes the short-term investments at March 31, 2005 and December 31, 2004:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations	$139,505,822	$1,558	$(656,075)	$138,851,305

March 31, 2005	139,505,822	1,558	(656,075)	138,851,305

Corporate bonds	$2,050,510	$—	$(9,290)	$2,041,220
U.S. Government obligations	153,801,055	—	(454,167)	153,346,888

December 31, 2004	$155,851,565	$—	$(463,457)	$155,388,108

At March 31, 2005, maturities of investments were as follows:
Less than 1 year	$104,283,052	$—	$(514,332)	$103,768,720
1-2 years	35,222,770	1,558	(141,743)	35,082,585

	$139,505,822	$1,558	$(656,075)	$138,851,305

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

4. CONTRACT REVENUES

Contract revenues for the three months ended March 31, 2005 and 2004 consist of the following:

	Three months ended March 31,
	2005	2004
Amortization of up-front license fees	$1,041,669	$1,041,669
Collaborative agreement cost reimbursement	1,619,651	2,603,822
Co-promotion revenue	255,000	—

Total revenue	$2,916,320	$3,645,491

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $1.0 million was recognized in the three month period ended March 31, 2005 and 2004.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its consolidated statements of operations as collaborative agreement cost reimbursement revenue. The Company recorded collaborative agreement cost reimbursement revenues of approximately $1.6 million and $2.6 million in the three months ended March 31, 2005 and 2004, respectively, under this arrangement. As of March 31, 2005 and December 31, 2004, approximately $1.6 million and $3.4 million, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

The Company is currently establishing a 30 person, surgeon-focused sales force to collaborate with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. Under the terms of the agreement, Glaxo will provide certain cost reimbursement to Adolor for its promotion of Arixtra®. The Company recognized revenues of $255,000 in the three months ended March 31, 2005 related thereto, which amount is receivable from Glaxo at March 31, 2005.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

5. STOCK-BASED COMPENSATION

The Company accounts for stock option issuances to employees and members of the Board of Directors in accordance with the provisions of Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company does not record compensation expense on options granted to employees with exercise prices equal to fair market value at date of grant. Deferred compensation is recorded only to the extent that the current estimated fair value of the underlying stock exceeds the exercise price of the options on the date of grant. Such deferred compensation is amortized on a straight-line basis over the respective vesting periods of such option grants.

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, a revision to Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB No.25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the next fiscal year that begins after June 15, 2005. The Company is currently evaluating various implementation standards of Statement No. 123R, including adoption methods and option pricing methodology. The Company expects that adoption of this statement will have a material impact on the Consolidated Financial Statements.

Had the Company determined compensation cost under Statement No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(11,968,041)	$(10,277,109)
Add: Stock-based employee compensation expense included in reported net loss	3,130	264,698
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,814,952)	(2,145,201)

Pro forma net loss	$(13,779,863)	$(12,157,612)

Net loss per share:
Basic and diluted-as reported	$(0.31)	$(0.26)
Basic and diluted-pro forma	$(0.35)	$(0.31)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2005

(Unaudited)

6. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants responded to the Complaint on April 29, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. The Company’s directors and officers moved to dismiss the Complaint for the failure to state a claim. Plaintiffs responded to the Company’s and the directors’ and officers’ motions on January 27, 2005. The Company and the Directors and Officers filed reply briefs on February 18, 2005.

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

Company

Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. Our lead product candidate, Entereg™ (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. We are collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg™ in multiple indications. Our next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. Our other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg™, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg™, especially in the United States. We have completed four Phase III clinical studies of Entereg™ for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg™ 12 mg capsule to the FDA in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg™ in POI conducted in Europe, Australia and New Zealand, (“Study 001”). In January 2005, the FDA requested that the Company provide information from Glaxo Study 001 and the Company indicated its goal was to deliver the information in a time frame that would allow for a Prescription Drug User Fee Act (“PDUFA”) target action date extension. The final component of the requested information, the clinical study report from Study 001, was submitted to the FDA in April 2005. With that, the FDA has extended the PDUFA target action date from April 25, 2005 to July 25, 2005.

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

POI Clinical Development Program

Entereg™ is being clinically evaluated in both acute and chronic indications. Our Entereg™ POI Phase III clinical program included four studies which have been completed. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg™. The primary endpoint in these three efficacy studies was time to recovery of GI function (“GI3”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg™ 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of the secondary endpoints in the study. Glaxo has also completed a Phase III study (Study SB-767905/001) evaluating Entereg™ in POI.

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

Study 306. In October 2003, we announced top-line results of our third POI Phase III clinical study, POI 14CL306, which enrolled 519 patients. This study was designed to assess safety as its primary endpoint, and to assess efficacy as a secondary endpoint and to only enroll patients scheduled to undergo simple hysterectomy procedures. Study POI 14CL306 was the first study where dosing continued on an out-patient basis after patients were discharged from the hospital. Entereg™ was generally well tolerated in this observational safety study with 93% of patients completing treatment in the Entereg™ 12 mg treatment group and 92% of patients completing treatment in the placebo group. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and constipation. The results in GI3, one of the secondary endpoints in the study, were not statistically significant as compared to placebo.

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

Based on the results from these studies we submitted a NDA for Entereg™ 12 mg capsule to the FDA in June 2004. Subsequently the FDA requested us to submit data from study SB 767905/001.

Study 001. In December 2004, we reported top line results from a Phase III clinical study of Entereg™ in POI, SB-767905/001. Study 001 was conducted in Europe, Australia and New Zealand by Glaxo and enrolled 741 bowel resection patients, and 170 radical hysterectomy patients. The prespecified primary analysis group only included the bowel resection patients. The primary endpoint results (“GI3”) of the study were (Cox proportional hazard model) for the 6 mg group, hazard ratio = 1.22 (P=0.042); and for the 12 mg group, hazard ratio = 1.13 (P=0.20), each as compared to placebo. These results are not statistically significant; due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would be required in the 6 mg dose group to be considered statistically significant.

OBD and Chronic Constipation Clinical Development Programs

In March 2005, Glaxo and Adolor announced initial top-line results from two Phase II studies of Entereg™ conducted by Glaxo. The Phase IIb study (SB-767905/011) evaluated Entereg™ for treatment of opioid-induced bowel dysfunction (“OBD”), which results from the use of opioids in patients suffering from chronic pain. The Phase IIa study (SB-767905/007) investigated Entereg™ in patients with chronic idiopathic constipation (“CIC”) not associated with opioid use.

In the Phase IIb study, in 522 non cancer patients with OBD, all three oral Entereg™ dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of spontaneous bowel movements (“SBM”) (defined as bowel movements with no laxative use in the previous 24 hours) over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg™ 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg™ 1mg, once daily treatment group and 4.17 SBM for the Entereg™ 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg™ treatment groups were statistically significantly different from placebo at the P<0.001 level.

In this Phase IIb study adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg™ treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea and GI adverse events were also the most common reason for study withdrawal.

Further clinical evaluation of Entereg™ in OBD is planned. A Phase III clinical trial program is being developed, which under the collaboration agreement, Glaxo would lead.

In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg™ on the primary or secondary endpoints, or in key subgroups.

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

We have a small marketing organization to support our development efforts. We plan to co-promote Entereg™ along with Glaxo in hospital-care settings, if regulatory approval is received. We are currently establishing a 30 person, surgeon-focused sales force to collaborate with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. This sales force could also potentially focus on Entereg™.

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

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg™ for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

In June 2004 we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg™ on our behalf for a fee. Outside of the United States we intend to rely on Glaxo for sales and marketing of Entereg™, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our consolidated statements of operations as collaborative agreement cost reimbursement revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our consolidated statements of operations.

We recorded collaborative agreement cost reimbursement revenue of approximately $1.6 million in the three months ended March 31, 2005 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred by us primarily in our POI development program. Additionally, we recorded research and development and marketing expenses of approximately $1.3 million in the three months ended March 31, 2005, representing reimbursement by us to Glaxo of expenses incurred by Glaxo primarily in the OBD development program.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $147.0 million at March 31, 2005, and approximately $162.3 million at December 31, 2004, representing 91.2% and 91.1% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, including United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2007 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Net loss	$(11,968,041)	$(10,277,109)
Adjustments for non-cash operating items	678,136	936,868

Net cash operating loss	(11,289,905)	(9,340,241)
Net change in assets and liabilities	(3,347,410)	(5,462,549)

Net cash used in operating activities	$(14,637,315)	$(14,802,790)

Net cash provided by investing activities	$15,861,639	$13,994,942

Net cash provided by financing activities	$6,496	$54,677

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the three months ended March 31, 2005 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development for Entereg™, compensation costs, and marketing, general and administrative expenses. These outflows were partially offset by cost reimbursement amounts received from Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future quarters will increase as a result of continuing research and development expenses, as well as increased manufacturing efforts and other costs incurred in preparation for the potential commercialization of Entereg™, including marketing and sales force related expenses. We are currently establishing a 30 person sales force. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the three months ended March 31, 2005 relates primarily to maturities of investments, partially offset by expenditures for laboratory equipment and information technology to support our research and development activities.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $147.0 million as of March 31, 2005 will be sufficient to fund operations into 2007. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $2.9 million and $3.6 million for the three months ended March 31, 2005 and 2004, respectively. This decrease in revenue in 2005 compared to 2004 relates principally to a decrease in expenses incurred by us which are reimbursed by Glaxo under our collaboration agreement.

Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses increased to approximately $10.1 million for the three months ended March 31, 2005 from approximately $9.6 million for the three months ended March 31, 2004. This increase in 2005 is related to increases in manufacturing development costs for product development candidates and general operating expenses.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled approximately $5.4 million and $5.1 million in the three months ended March 31, 2005 and 2004, respectively, and are largely related to our Entereg™ development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended March 31,
	2005	2004
Entereg™ Program	$3,792,641	$3,604,991
Sterile Patch Program	102,672	402,750
Other Programs	788,519	496,365

Total	$4,683,832	$4,504,106

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $5.6 million for the three months ended March 31, 2005 from approximately $5.1 million in the three months ended March 31, 2004. These increases in 2005 are principally related to increased personnel expenses.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2005 aggregated approximately $261.9 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will increase as a result of continued research and development expenses, and increased manufacturing, marketing, sales and other costs incurred relating to the potential commercialization of Entereg™, including marketing and sales force related expenses. We are currently establishing a 30 person sales force. We expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

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

Certain results from Phase III clinical trials show that the differences in the primary endpoint analyses between EnteregTM and placebos are not statistically significant.

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

We have provided information from Study 001 to the FDA, as part of its review of our NDA for Entereg™. The PDUFA target action date for our NDA has been extended to July 25, 2005 to allow for a review of data from Study 001. There can be no assurance that information from Study 001 will not negatively impact the consideration by the FDA of the approval of the NDA.

Unfavorable results or adverse safety findings from any clinical study will adversely affect our ability to obtain regulatory approval for EnteregTM.

We and Glaxo expect to continue to clinically evaluate Entereg™ in both acute and chronic conditions. Glaxo is targeting additional studies in OBD. We are conducting, or planning to conduct, additional studies in the United States of Entereg™ including an on-going study evaluating quality of life, timing of pre-operative dosing, and GI recovery in POI. Unfavorable results in any study may adversely affect our ability to obtain FDA or other regulatory approval of Entereg™, and even if approved, may adversely affect market acceptance for Entereg™.

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

EnteregTM may not be successfully developed for chronic use.

Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further studies, or in clinical studies in the POI indication. Additional Phase III clinical studies in OBD are in development, and if conducted, may not be successful. The long-term animal toxicity studies necessary to support further development of Entereg™ for chronic use are on-going. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg™, including its prospects for use in POI.

In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg™ in the primary or secondary endpoints, or in the key sub groups. There are currently no additional clinical studies of Entereg™ in this indication in development.

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

Patient enrollment may be slow and patients may discontinue their participation in clinical studies, which may negatively impact the results of these studies, and extend the timeline for completion of our and our collaborator’s development programs for our product candidates.

The time required to complete clinical trails is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	the nature of the clinical protocol requirements;

•	the diversion of patients to other trials or marketed therapies;

•	the ability to recruit and manage clinical centers and associated trials;

•	The proximity of patients to clinical sites; and

•	The patient eligibility criteria for the study.

We are subject to the risk that patients enrolled in our and our collaborator’s clinical studies for our product candidates may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events which may or may not be related to our product candidates under evaluation. We are subject to the risk that if a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support an NDA for regulatory approval of our product candidates.

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead

Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants responded to the Complaint on April 29, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

We believe our existing cash, cash equivalents and short-term investments as of March 31, 2005 of approximately $147.0 million will be sufficient to fund operations into 2007. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of March 31, 2005, we have incurred a cumulative net loss of approximately $261.9 million. During the calendar years ended December 31, 2004 and 2003, we incurred operating losses of approximately $46.1 million and $53.6 million, respectively, and net losses of approximately $43.6 million and $51.2 million, respectively. During the three month period ended March 31, 2005 we incurred operating losses of approximately $12.8 million and net losses of approximately $12.0 million. Even if we succeed in securing regulatory approval of Entereg™, we expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

To receive regulatory approval for Entereg™, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture Entereg™, and there is a risk that such approval may not be obtained. We will be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make Entereg™ in accordance with current Good Manufacturing Practices (“cGMP”). Under cGMPs, we and our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of Entereg™.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities, principally U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2005 was approximately $138.9 million, and the weighted-average interest rate return on the portfolio was approximately 2.30%, with maturities of investments ranging up to 16 months.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of March 31, 2005, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations, in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants responded to the Complaint on April 29, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg™. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. The Company’s directors and officers moved to dismiss the Complaint for the failure to state a claim. Plaintiffs responded to the Company’s and the directors’ and officers’ motions on January 27, 2005. The Company and the Directors and Officers filed reply briefs on February 18, 2005.

ITEM 6. EXHIBITS:

The following exhibits are filed as part of this Report on Form 10-Q:

10.1	Summary of 2005 Executive Officer Base Salaries [1]

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: May 5, 2005	By:	/s/ Bruce A. Peacock
Bruce A. Peacock
President and Chief Executive Officer

	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
Senior Vice President,
Chief Operating Officer and
Chief Financial Officer