Form 10-Q
period 2005-06-30
ADOLOR CORP
filed 2005-08-05
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of July 15, 2005: 39,086,902 shares.

ADOLOR CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, and the period from August 9, 1993 (inception) to June 30, 2005	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, and the period from August 9, 1993 (inception) to June 30, 2005	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Certain Risks Related to Our Business	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	30

ITEM 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	31

ITEM 4.	Submission of Matters to a Vote of Security Holders	31

ITEM 6.	Exhibits	32

	Signatures	33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,474,366	$6,935,417
Short-term investments (Note 3)	125,115,335	155,388,108
Accounts receivable from agreements (Note 4)	2,765,969	3,363,876
Prepaid expenses and other current assets	2,131,120	2,542,693

Total current assets	139,486,790	168,230,094

Equipment and leasehold improvements, net	9,184,078	9,773,291
Other assets	297,003	100,000

Total assets	$148,967,871	$178,103,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,478,527	$3,103,409
Accrued expenses	12,039,346	11,716,232
Deferred licensing fees and rent– current	4,329,192	4,329,192

Total current liabilities	17,847,065	19,148,833

Deferred licensing fees and rent– non-current	33,630,033	35,794,635

Total liabilities	51,477,098	54,943,468

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Series A Junior Participating preferred stock, par value $0.01; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 39,086,902 and 39,080,345 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3,909	3,908
Additional paid-in capital	373,611,926	373,605,431
Deferred compensation	(8,799)	(19,465)
Unrealized losses on available for sale securities	(406,266)	(463,457)
Deficit accumulated during the development stage	(275,709,997)	(249,966,500)

Total stockholders’ equity	97,490,773	123,159,917

Total liabilities and stockholders’ equity	$148,967,871	$178,103,385

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and six months ended June 30, 2005 and 2004 and the period from August 9, 1993

(inception) to June 30, 2005

	Three months ended June 30,		Six months ended June 30,		Period from August 9, 1993 (inception) to June 30, 2005
	2005	2004	2005	2004
Contract revenues (Note 4)	$3,807,638	$3,707,078	$6,723,958	$7,352,569	$82,993,250

Operating expenses incurred during the development stage:
Research and development	10,759,893	11,807,397	20,823,133	21,420,308	273,915,010
Marketing, general and administrative	7,677,782	5,344,382	13,285,456	10,433,810	106,960,418

Total operating expenses	18,437,675	17,151,779	34,108,589	31,854,118	380,875,428

Loss from operations	(14,630,037)	(13,444,701)	(27,384,631)	(24,501,549)	(297,882,178)

Interest income	854,581	428,356	1,641,134	1,209,088	22,528,078
Other expense	—	—	—	(993)	(355,897)

Net loss	$(13,775,456)	$(13,016,345)	$(25,743,497)	$(23,293,454)	$(275,709,997)

Basic and diluted net loss per share	$(0.35)	$(0.34)	$(0.66)	$(0.60)

Shares used in computing basic and diluted net loss per share	39,086,902	38,821,554	39,086,524	38,809,040

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from August 9, 1993 (inception) to June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(25,743,497)	$(23,293,454)	$(275,709,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	10,666	609,649	22,565,324
Non-cash warrant value	—	—	60,000
Depreciation expense	1,371,859	1,233,076	8,970,928
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the disposal of equipment and leasehold improvements	—	—	(20,227)
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	597,907	355,250	(2,765,969)
Prepaid expenses and other current assets	411,573	414,349	(2,131,120)
Other assets	(197,003)	64,537	(297,003)
Accounts payable	(1,624,882)	(838,212)	1,478,527
Deferred licensing fees and rent	(2,164,602)	(2,083,338)	37,959,225
Accrued expenses	323,114	(5,240,492)	12,039,346

Net cash used in operating activities	(27,014,865)	(28,778,635)	(197,730,966)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(782,646)	(991,502)	(18,385,713)
Proceeds from the sale of equipment and leasehold improvements	—	—	144,273
Purchase of short-term investments	(37,109,783)	(136,451,037)	(815,161,521)
Maturities of short-term investments	67,439,747	170,285,974	689,639,920

Net cash provided by / (used in) investing activities	29,547,318	32,843,435	(143,763,041)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	9,519	325,877	3,703,210
Proceeds from notes payable-related parties	—	—	1,000,000
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	112	2,755	974,063
Interest receivable converted to principal on notes	(3,135)	(2,936)	(134,994)
Proceeds from notes payable	—	—	1,832,474
Net proceeds from issuance of common stock	—	—	266,324,185

Net cash provided by financing activities	6,496	325,696	350,968,373

Net increase in cash and cash equivalents	2,538,949	4,390,496	9,474,366
Cash and cash equivalents at beginning of period	6,935,417	5,339,202	—

Cash and cash equivalents at end of period	$9,474,366	$9,729,698	$9,474,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$993	$224,610
Supplemental disclosure of noncash transactions:
Unrealized (losses) gains on available for sale securities	57,191	(685,842)	(406,266)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (together with its subsidiary, “Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg® in multiple indications. The Company’s next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. The Company’s other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its agreements with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through June 30, 2005 aggregated approximately $275.7 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg®.

On July 21, 2005, the Company announced the receipt of an approvable letter from the FDA for Entereg® for the management of POI by acceleration of GI function following bowel resection surgery. Before the application may be approved, it will be necessary for the Company to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Adolor’s ongoing Study 14CL314 (“Study 314”). The FDA also indicated that the Company must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

There is no assurance that the design of Study 314 will be acceptable to the FDA or that positive results in Study 314 will be achieved. Further, there is no assurance that the Company can provide justification satisfactory to the FDA that the median reduction in time to GI recovery observed in the studies included in our NDA and in Study 314, if any, is clinically meaningful. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved.

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

Interim Financial Information

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective June 14, 2005, Adolor transacted the dissolution of its wholly owned subsidiary. The information at June 30, 2005 and for periods ended June 30, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

2. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(13,775,456)	$(13,016,345)	$(25,743,497)	$(23,293,454)
Unrealized gains/(losses) on available for sale securities	248,251	(692,891)	57,191	(685,842)
Realized loss on available for sale securities	—	174,854	—	114,086

Comprehensive loss	$(13,527,205)	$(13,534,382)	$(25,686,306)	$(23,865,210)

3. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets, as management has the option to sell them at any time.

The following summarizes the short-term investments at June 30, 2005 and December 31, 2004:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations	$125,521,601	$5,999	$(412,265)	$125,115,335

June 30, 2005	125,521,601	5,999	(412,265)	125,115,335

Corporate bonds	$2,050,510	$—	$(9,290)	$2,041,220
U.S. Government obligations	153,801,055	—	(454,167)	153,346,888

December 31, 2004	$155,851,565	$—	$(463,457)	$155,388,108

At June 30, 2005, maturities of investments were as follows:
Less than 1 year	$110,155,088	$—	$(403,743)	$109,751,345
1-2 years	15,366,513	5,999	(8,522)	15,363,990

	$125,521,601	$5,999	$(412,265)	$125,115,335

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

4. CONTRACT REVENUES

Contract revenues for the three and six months ended June 30, 2005 and 2004 consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Amortization of up-front license fees	$1,041,669	$1,041,670	$2,083,338	$2,083,339
Collaborative agreement cost reimbursement	1,430,969	2,665,408	3,050,620	5,269,230
Co-promotion revenue	1,335,000	—	1,590,000	—

Total revenue	$3,807,638	$3,707,078	$6,723,958	$7,352,569

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $1.0 million and $2.1 million, respectively, was recognized in each of the three and six month periods ended June 30, 2005 and 2004.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its consolidated statements of operations as collaborative agreement cost reimbursement revenue. The Company recorded collaborative agreement cost reimbursement revenues of approximately $1.4 million and $2.7 million in the three months ended June 30, 2005 and 2004, respectively, and approximately $3.1 million and $5.3 million in the six months ended June 30, 2005 and 2004, respectively, under this arrangement. As of June 30, 2005 and December 31, 2004, approximately $1.4 million and $3.4 million, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

The Company has established a 30 person, surgeon-focused sales force, which under a co-promotion agreement, collaborates with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. Under the terms of the co-promotion agreement, Glaxo will provide payments to Adolor at a full time equivalent (“FTE”) contract rate for the Adolor sales representatives deployed on Arixtra®. The Company recognized revenues of approximately $1.3 million and $1.6 million, respectively, in the three and six months ended June 30, 2005 related thereto. At June 30, 2005, approximately $1.4 million was receivable from Glaxo pursuant to this agreement.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2005

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

Had the Company determined compensation cost under Statement No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(13,775,456)	$(13,016,345)	$(25,743,497)	$(23,293,454)
Add: Stock-based employee compensation expense included in reported net loss	—	226,477	3,130	491,175
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,516,609)	(2,113,040)	(3,331,561)	(4,258,242)

Pro forma net loss	$(15,292,065)	$(14,902,908)	$(29,071,928)	$(27,060,521)

Net loss per share:
Basic and diluted-as reported	$(0.35)	$(0.34)	$(0.66)	$(0.60)
Basic and diluted-pro forma	$(0.39)	$(0.38)	$(0.74)	$(0.70)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

6. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply is due on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the Complaint for the failure to state a claim. Plaintiffs responded to the Company’s and the directors’ and officers’ motions on January 27, 2005. The Company and the Directors and Officers filed reply briefs on February 18, 2005.

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed elsewhere in this Report in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (including a subsection thereof entitled “Certain Risks Related to our Business”) and discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

Company

Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. Our lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. We are collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg® in multiple indications. Our next product candidate is a sterile lidocaine patch in clinical development for treating postoperative incisional pain. Our other product candidates are analgesics in preclinical development for treating moderate-to-severe pain conditions.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. We have completed four Phase III clinical studies of Entereg® for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg® 12 mg capsule to the FDA in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg® in POI conducted in Europe, Australia and New Zealand, (“Study 001”). Our NDA was amended in April, 2005 to include data from Study 001.

On July 21, 2005, we announced the receipt of an approvable letter from FDA for Entereg® for the management of POI by acceleration of GI function following bowel resection surgery. Before the application may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Adolor’s ongoing Study 14CL314 (“Study 314”). The FDA also indicated that the Company must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

There is no assurance that the design of Study 314 will be acceptable to the FDA or that positive results in Study 314 will be achieved. Further, there is no assurance that we can provide justification satisfactory to FDA that the median reduction in time to GI recovery observed in the studies included in our NDA and in Study 314, if any, is clinically meaningful. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved. FDA approval of our NDA is contingent on many factors, including a favorable review of all preclinical and clinical data, as well as information with respect to the manufacture of Entereg®. Additionally, foreign country regulatory approvals are required prior to commercialization of Entereg® outside the United States. Even if Entereg® is approved for sale, we will not be successful unless Entereg® gains market acceptance. Entereg® is also being clinically evaluated in chronic indications by Glaxo, and there is no assurance that these studies will be successful. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations, or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis.

POI Clinical Development Program

Entereg® is being clinically evaluated in both acute and chronic indications. Our Entereg® POI Phase III clinical program included four studies which have been completed. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg®. The primary endpoint in these three efficacy studies was time to recovery of GI function (“GI3”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg® 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of the secondary endpoints in the study. Glaxo has also completed a Phase III study (Study SB-767905/001), Study 001, evaluating Entereg® in POI.

Study 302. In April 2003, we announced top-line results of our first POI Phase III clinical study, POI 14CL302. Study POI 14CL302 enrolled 451 patients and was designed to include large bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (22% of enrolled patients). A statistically significant difference was achieved in the primary endpoint of the study in patients in the Entereg® 6 mg treatment group compared to patients in the placebo group (Cox proportional hazard model, hazard ratio = 1.45; P<0.01). A positive trend was observed in the primary endpoint of the study for the Entereg® 12 mg treatment group; however, the difference from placebo was not statistically significant (Cox proportional hazard model, hazard ratio = 1.28; P = 0.059). A difference in favor of the Entereg® treatment groups versus placebo was observed for all secondary endpoints, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and abdominal dystension.

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

Study 313. In September 2003, we announced top-line results of our second POI Phase III clinical study, POI 14CL313. Study POI 14CL313 enrolled 510 patients and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, and exclude simple hysterectomy patients. A statistically significant difference was achieved in the primary endpoint of the study, time to recovery of GI function, in both the Entereg® 6 mg and 12 mg treatment groups compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.28; P < 0.05; for 12 mg group, hazard ratio = 1.54; P < 0.01). A difference in favor of Entereg® was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and hypotension.

Study 306. In October 2003, we announced top-line results of our third POI Phase III clinical study, POI 14CL306, which enrolled 519 patients. This study was designed to assess safety as its primary endpoint, and to assess efficacy as a secondary endpoint and to only enroll patients scheduled to undergo simple hysterectomy procedures. Study POI 14CL306 was the first study where dosing continued on an out-patient basis after patients were discharged from the hospital. Entereg® was generally well tolerated in this observational safety study with 93% of patients completing treatment in the Entereg® 12 mg treatment group and 92% of patients completing treatment in the placebo group. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and constipation. The results in GI3, one of the secondary endpoints in the study, were not statistically significant as compared to placebo.

Study 308. In January 2004, we announced top-line results of our fourth POI Phase III clinical study, POI 14CL308. Study POI 14CL308 enrolled 666 patients, and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (14% of enrolled patients). A positive trend was observed in the primary endpoint of the study when each of the Entereg® 6 mg and 12 mg treatment groups were compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.20, P=0.08; for 12 mg group, hazard ratio = 1.24, P=0.038). Due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would be required in the 12 mg dose group to be considered statistically significant. A difference in favor of Entereg® was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and pruritis.

Study 001. In December 2004, we reported top line results from a Phase III clinical study of Entereg® in POI, Study 001. Study 001 was conducted in Europe, Australia and New Zealand by Glaxo and enrolled 741 bowel resection patients, and 170 radical hysterectomy patients. The prespecified primary analysis group only included the bowel resection patients. The primary endpoint results (GI3) of the study were (Cox proportional hazard model) for the 6 mg group, hazard ratio = 1.22 (P=0.042); and for the 12 mg group, hazard ratio = 1.13 (P=0.20), each as compared to placebo. These results are not statistically significant; due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would be required in the 6 mg dose group to be considered statistically significant.

Study 314. Adolor is currently conducting Study 314 in POI. Study 314 has been designed to enroll 660 bowel resection patients, randomized into two arms to receive placebo or 12 mg of Entereg® twice daily. The protocol for Study 314 provides that the initial dose of Entereg® should be administered 30 to 90 minutes prior to surgery, as compared to Adolor’s previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function (“GI2”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 has also been designed to evaluate certain secondary endpoints and is also evaluating certain quality of life measures. Results from this study are targeted for the first half of 2006, however this timing is dependent upon the rate of patient enrollment in the study.

OBD and Chronic Constipation Clinical Development Programs

In March 2005, Glaxo and Adolor announced initial top-line results from two Phase II studies of Entereg® conducted by Glaxo. The Phase IIb study (SB-767905/011) evaluated Entereg® for treatment of opioid-induced bowel dysfunction (“OBD”), which results from the use of opioids in patients suffering from chronic pain. The Phase IIa study (SB-767905/007) investigated Entereg® in patients with Chronic Idiopathic Constipation (“CIC”) not associated with opioid use.

In the Phase IIb study, in 522 non cancer patients with OBD, all three oral Entereg® dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of spontaneous bowel movements (“SBM”) (defined as bowel movements with no laxative use in the previous 24 hours) over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg® 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg® 1mg, once daily treatment group and 4.17 SBM for the Entereg® 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg® treatment groups were statistically significantly different from placebo at the P<0.001 level. In this Phase IIb study adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg® treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea and GI adverse events were also the most common reason for study withdrawal.

In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg® in the primary or secondary endpoints, or in key subgroups.

Further clinical evaluation of Entereg® in OBD is planned. A Phase III clinical trial program is targeted to begin in the third quarter of 2005, which under the collaboration agreement, Glaxo would lead.

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

A clinical study of this sterile lidocaine patch was previously conducted by EpiCept in Germany and enrolled 215 hospitalized patients undergoing hernia repair. Patients were randomized to receive a patch containing one of two doses of lidocaine or a placebo patch. The surgeons placed the sterile patch over the sutured incision at the end of the procedure and recorded pain scores from 2 to 48 hours. A 27% reduction in post-incisional pain was observed in patients receiving the higher dose lidocaine patch vs. patients receiving a placebo patch. We are targeting further evaluation of this product in a Phase II clinical trial in 2005.

Discovery

We maintain a research effort directed at the discovery of compounds that elicit potential analgesic effects by targeting peripheral and central opioid receptors, as well as certain non opioid receptors. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of Entereg® and an opioid. This combination is intended to produce the pain relief of an opioid while reducing side effects, such as constipation, nausea and vomiting.

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

We have a small marketing organization to support our development efforts. We have also established a 30 person, surgeon-focused sales force to collaborate with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. This sales force could also potentially focus on Entereg® if FDA approval is received

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg® on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg®, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop Entereg® for a number of acute and chronic indications which would potentially involve the use of Entereg® in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote Entereg® and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction. Outside the United States, Glaxo will be responsible for the development and commercialization of Entereg® for all indications, and we will receive royalties on sales revenues, if any.

The term of the collaboration agreement varies depending on the indication and the territory. The term of the collaboration agreement for the POI indication in the United States is ten years from the first commercial sale of Entereg® in that indication, if any. Generally, the term for the OBD indication in the United States is fifteen years from the first commercial sale of Entereg® in that indication, if any. In the rest of the world, the term is generally fifteen years from the first commercial sale of Entereg®, if any, on a country-by-country and indication-by-indication basis.

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

In June 2004 we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg® on our behalf for a fee. Outside of the United States we intend to rely on Glaxo for sales and marketing of Entereg®, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004.

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

We recorded collaborative agreement cost reimbursement revenue of approximately $1.4 million and $3.1 million, respectively, in the three and six months ended June 30, 2005 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred by us primarily in our POI development program. Additionally, we recorded research and development and marketing expenses of approximately $2.1 million and $3.4 million, respectively, in the three and six months ended June 30, 2005, representing reimbursement by us to Glaxo of expenses incurred by Glaxo primarily in the OBD development program.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception, and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $134.6 million at June 30, 2005, and approximately $162.3 million at December 31, 2004, representing 90.3% and 91.1% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, including United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2007 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
Net loss	$(25,743,497)	$(23,293,454)
Adjustments for non-cash operating items	1,382,525	1,842,725

Net cash operating loss	(24,360,972)	(21,450,729)
Net change in assets and liabilities	(2,653,893)	(7,327,906)

Net cash used in operating activities	$(27,014,865)	$(28,778,635)

Net cash provided by investing activities	$29,547,318	$32,843,435

Net cash provided by financing activities	$6,496	$325,696

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the six months ended June 30, 2005 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development for Entereg®, compensation costs, and marketing, general and administrative expenses. These outflows were partially offset by amounts received under agreements with Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future periods will increase as a result of continuing research and development expenses, including costs relating to Study POI 14CL314, as well as increased manufacturing efforts and other costs incurred in preparation for the potential commercialization of Entereg®, including marketing and sales force related expenses. We have established a 30 person surgeon-focused sales force who are currently engaged in the detailing of Arixtra® under our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo are scheduled to be reduced in 2006. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the six months ended June 30, 2005 relates primarily to maturities of investments, partially offset by expenditures for laboratory equipment and information technology to support our research and development activities.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Although we received an approvable letter from the FDA for Entereg® in July 2005, there is no assurance that the FDA will approve Entereg® in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $134.6 million as of June 30, 2005 will be sufficient to fund operations into 2007. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $3.8 million and $3.7 million for the three months ended June 30, 2005 and 2004, respectively, and were approximately $6.7 million and $7.4 million for the six months ended June 30, 2005 and 2004, respectively. Revenues increased in 2005 as compared to 2004 due to the recognition of revenue under our co-promotion arrangement with Glaxo relating to Arixtra®, while cost reimbursement revenues under our collaboration agreement decreased as a result of a decrease in expenses incurred by us which are reimbursed by Glaxo.

Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses were approximately $10.8 million for the three months ended June 30, 2005 as compared to approximately $11.8 million for the three months ended June 30, 2004 and were approximately $20.8 million for the six months ended June 30, 2005 as compared to approximately $21.4 million for the six months ended June 30, 2004. Expenses decreased due principally to a decline in manufacturing development related expenses, as well as consulting expenses and other fees relating to the filing of our NDA, as activities underway in these areas in 2004 were completed. These decreases were partially offset by an increase in expenses relating to Study 314, as well as increased expense for reimbursements owed Glaxo related to the OBD program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled approximately $5.4 million and $5.5 million in the three months ended June 30, 2005 and 2004, respectively, and approximately $10.7 million and $10.6 million in the six months ended June 30, 2005 and 2004, respectively. These internal research and development expenses are largely related to our Entereg® development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Entereg® Program	$4,082,164	$5,491,537	$7,874,805	$9,095,889
Sterile Patch Program	116,919	525,957	219,591	928,707
Other Programs	1,209,859	308,381	1,998,376	805,385

Total	$5,408,942	$6,325,875	$10,092,772	$10,829,981

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $7.7 million for the three months ended June 30, 2005 from approximately $5.3 million in the three months ended June 30, 2004, and to approximately $13.3 million for the six months ended June 30, 2005 from approximately $10.4 million in the six months ended June 30, 2004. Expense increases in 2005 are principally related to increased personnel expenses, including expenses associated with our 30 person sales force, and increased marketing expenses incurred in preparation for the possible launch of Entereg.

Other income (expense). Our other income increased to approximately $0.9 million and $1.6 million for the three and six months ended June 30, 2005, respectively, from approximately $0.4 million and $1.2 million, respectively, for the same periods in 2004 due to losses realized on the sale of certain securities in 2004.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2005 aggregated approximately $275.7 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will increase as a result of continued research and development expenses, including costs relating to Study 314, as well as increased manufacturing efforts and other costs incurred in preparation for the potential commercialization of Entereg®, including marketing and sales force related expenses. We have established a 30 person surgeon-focused sales force who are currently engaged in the detailing of Arixtra® under our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo are scheduled to be reduced in 2006. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, Entereg®. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis.

Certain Risks Related to Our Business

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are highly dependent on achieving success in the clinical testing, regulatory approval and commercialization of our lead product candidate, Entereg®, which may never be approved for commercial use.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Prior to commercialization of Entereg® in the United States for any indication, the FDA would have to approve Entereg® for commercial sale. Drug development is a highly uncertain process. We received an approvable letter from FDA for Entereg® for POI in July 2005, however, there is no assurance that the FDA will approve Entereg® for POI in the future. Entereg® is targeted to enter Phase III clinical testing in OBD in the third quarter of 2005, and there is no assurance that these studies will be successful or that Entereg® will be approved for OBD, or any other indication. Additionally, foreign country regulatory approval is required prior to commercialization of Entereg® outside of the United States. There is no assurance that Glaxo will seek approval of Entereg® in countries outside the United States, or that such approval would be obtained.

Although we received an approvable letter from FDA for Entereg® in POI, our NDA for Entereg® may not be approved.

On July 21, 2005, we announced the receipt of an approvable letter from the FDA for Entereg® for the management of POI by acceleration of GI function following bowel resection surgery. Before the application may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Adolor’s ongoing Study 14CL314 (“Study 314”). The FDA also indicated that the Company must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

There is no assurance that the design of Study 314 will be acceptable to the FDA or that positive results in Study 314 will be achieved. Further, there is no assurance that we can provide justification satisfactory to the FDA that the median reduction in time to GI recovery observed in the studies included in our NDA and in Study 314, if any, is clinically meaningful, that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved. FDA approval of our NDA is contingent on many factors, including a favorable review of all preclinical and clinical data, as well as information with respect to the manufacture of Entereg®.

Study 314 may not be successfully completed, and the design of Study314 may not satisfy FDA requirements for approval.

We are currently conducting a study in POI, Study 314. Study 314 has been designed to enroll 660 bowel resection patients, randomized into two arms to receive placebo or 12 mg of Entereg® twice daily. The protocol for Study 314 provides that the initial dose of Entereg® should be administered 30 to 90 minutes prior to surgery, as compared to Adolor’s previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function (“GI2”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 has also been designed to evaluate certain secondary endpoints and is also evaluating certain quality of life measures. Results from this study are targeted for the first half of 2006; however, this timing is dependent upon the rate of patient enrollment in the study.

Study 314 has a number of differences as compared to the Phase III studies previously conducted in the U.S. and included in the NDA. GI2 is the primary endpoint in Study 314, as compared to GI3 in the prior studies, and there are differences in the timing of the pre-operative dose. There can be no assurance that Study 314 will be successful. The differences in timing of pre-operative dosing may result in less favorable results than those seen in our prior studies, as might other factors. There also can be no assurance that the design of Study 314 will be acceptable to the FDA, including the designation of endpoints and dosing.

With regard to any studies we may conduct, including Study 314, the FDA, other agencies or others, may evaluate the results of such study by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that may require additional time to accumulate, or that we are unable to provide.

Certain results from Phase III clinical trials show that the differences in the primary endpoint analyses between Entereg® and placebos are not statistically significant.

Our Entereg® POI Phase III program consists of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. Based on the results from these studies we submitted a NDA for Entereg® 12 mg capsules in June 2004. In study POI 14CL302, the difference from placebo in the primary endpoint, GI3, for the Entereg® 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo for GI3 was not statistically significant in either the Entereg® 6 mg or the 12 mg treatment groups. Even though the P-value for the 12 mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple dose comparisons, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P<0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P<0.05, the other dose comparison in that study needs to reach a significance level of P<0.025 to be considered statistically significant. In study POI 14CL306, GI3 was analyzed as one of the secondary efficacy endpoints, and the difference from placebo for this endpoint was not statistically significant.

Glaxo conducted a Phase III clinical study (Study 001) of Entereg® in POI in Europe, Australia and New Zealand. Our NDA was amended in April, 2005 to include data from Study 001. In this study, the difference from placebo in the primary endpoint, GI3, was not statistically significant in either the 6 mg or 12 mg treatment groups.

These results may make it more difficult to achieve regulatory approval of Entereg®.

Additionally, while our NDA includes data from both the 6 mg and 12 mg treatment groups, we have requested approval for the 12 mg treatment group. The FDA may not grant such approval.

Unfavorable results or adverse safety findings from any clinical study will adversely affect our ability to obtain regulatory approval for Entereg®.

We and Glaxo expect to continue to clinically evaluate Entereg® in both acute and chronic conditions. Glaxo is targeting additional studies in OBD. We are conducting, or planning to conduct, additional studies in the United States of Entereg®, including Study 314. Unfavorable results in any study may adversely affect our ability to obtain FDA or other regulatory approval of Entereg®, and even if approved, may adversely affect market acceptance for Entereg®.

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

Additional clinical trials of Entereg®, conducted by us or our collaborator, Glaxo, could produce undesirable or unintended side effects that have not been evident in our clinical trials conducted to date. In addition, in patients who take multiple medications, drug interactions with Entereg® could occur that can be difficult to predict. Our Entereg® clinical trials are testing whether Entereg® is able to selectively block the effects of narcotic analgesics in the GI tract, and they are subject to the risk that the use of Entereg® with narcotic analgesics may result in unexpected toxicity, or increase the side effects associated with the individual products to an unacceptable level, or interfere with the efficacy of the narcotic analgesic. In addition, assessing clinical trial results of Entereg® in combination with narcotic analgesics may add to the complexity of interpreting the study results. These events, among others, may make it more difficult for us to obtain regulatory approval for Entereg®.

Entereg® may not be successfully developed for chronic use.

Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further studies, or in clinical studies in the POI indication. Additional Phase III clinical studies in OBD are in development, and if conducted, may not be successful. The long-term animal toxicity studies necessary to support further development of Entereg® for chronic use are on-going. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg®, including its prospects for use in POI.

In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg® in the primary or secondary endpoints, or in the key sub groups. There are currently no additional clinical studies of Entereg® in this indication in development.

If we are unable to commercialize Entereg®, our ability to generate revenues will be impaired and our business will be harmed.

We have not yet commercialized any products or technologies, and we may never be able to do so. If Entereg® is not approved by the FDA, our ability to achieve revenues from product sales will be impaired and our stock price will be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results. Even if Entereg® is approved by the FDA for marketing, we will not be successful unless Entereg® gains market acceptance. The degree of market acceptance of Entereg® will depend on a number of factors, including:

•	the breadth of the indication for which Entereg® may receive approval;

•	the establishment and demonstration in the medical community of the safety and clinical efficacy of Entereg® and its potential advantages over competitive products; and

•	pricing and reimbursement policies of government and third-party payors, such as insurance companies, health maintenance organizations and other plan administrators.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize or recommend Entereg®.

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply is due on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the Complaint for failure to state a claim. The Company and the Directors and Officers filed reply briefs on February 18, 2005.

We may become involved in additional litigation of this type in the future. Litigation of this type is often extremely expensive, highly uncertain and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of June 30, 2005 of approximately $134.6 million will be sufficient to fund operations into 2007. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of June 30, 2005, we have incurred a cumulative net loss of approximately $275.7 million. During the calendar years ended December 31, 2004 and 2003, we incurred operating losses of approximately $46.1 million and $53.6 million, respectively, and net losses of approximately $43.6 million and $51.2 million, respectively. During the six month period ended June 30, 2005 we incurred operating losses of approximately $27.4 million and net losses of approximately $25.7 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We are dependent on our collaborators to perform their obligations under our collaboration agreements.

In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of Entereg® for certain indications. We and Glaxo agreed to develop Entereg® for a number of indications, both acute and chronic, which would potentially involve the use of Entereg® in in-patient and out-patient settings. In the United States, we have the right to co-develop and to co-promote Entereg® with Glaxo, and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for the development of acute care indications such as POI, and Glaxo has overall responsibility for the development of chronic care indications such as OBD. We and Glaxo are required to use commercially reasonable efforts to develop the indications for which we and they are respectively responsible. We and Glaxo have established numerous joint committees to collaborate in the development of Entereg®. These committees meet at regularly scheduled intervals. We depend on Glaxo to provide us with substantial assistance and expertise in the development of Entereg®. Any failure of Glaxo to perform its obligations under our agreement could negatively impact our product candidate, Entereg®, and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreement and would delay our achievement, if any, of profitability. Glaxo has extensive experience in the successful commercialization of product candidates which would be difficult for us to replace if the collaboration agreement was not in place. In the near term, our success will largely depend upon the success of our collaboration with Glaxo to further develop Entereg® and our success in obtaining regulatory approval to commercialize Entereg®.

The term of the collaboration agreement varies depending on the indication and the territory. The term of the collaboration agreement for the POI indication in the United States is ten years from the first commercial sale of Entereg® in that indication, if any. Generally, the term for the OBD indication in the United States is fifteen years from the first commercial sale of Entereg® in that indication, if any. In the rest of the world, the term is generally fifteen years from the first commercial sale of Entereg®, if any, on a country-by-country and indication-by-indication basis.

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

To receive regulatory approval for Entereg®, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture Entereg®, and there is a risk that such approval may not be obtained. We will be required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make Entereg® in accordance with current Good Manufacturing Practices (“cGMP”). Under cGMPs, we and our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of Entereg®.

We maintain a relationship with Torcan Chemical Ltd. for the supply of the active pharmaceutical ingredient (“API”) in Entereg®. We also maintain a relationship with Girindus AG as an additional supplier of API for Entereg®. We maintain a relationship with Pharmaceutics International Inc. for the supply of Entereg® finished capsules, and a relationship with Sharp Corporation for the packaging of Entereg® finished capsules. We also rely upon these parties for the performance of scale-up and other development activities, and for the maintenance and testing of product pursuant to applicable stability programs.

Clinical trials in our Phase III Entereg® program use drug product incorporating active pharmaceutical ingredient manufactured by two different contract manufacturing facilities, one of which is no longer in business. Our efforts to obtain regulatory approval for Entereg® may be impaired as a result of using material from two different contract manufacturing facilities.

We also expect to depend on third parties to manufacture product candidates we may acquire or in-license, including the sterile patch product we in-licensed from EpiCept. We have no experience in manufacturing sterile patch products and will need to develop our own internal capabilities and external relationships in that regard.

If we are unable to fully develop sales, marketing and distribution capabilities or enter into agreements with third parties to perform these functions, we will not be able to commercialize products.

We currently have no distribution capability and limited sales and marketing capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain regulatory approval, we intend to sell some products directly in certain markets and rely on relationships with established pharmaceutical companies to sell products in certain markets. To sell any of our products directly, we must fully develop a marketing and field force with technical expertise, as well as supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

Additionally, while we have built certain capabilities as an organization in executing the development plan for Entereg®, in-licensed products may require capabilities and expertise which we may not possess, and there is no assurance that we may be able to develop or acquire these capabilities. If we do not develop or acquire these capabilities, we may not be able to commercialize our in-licensed products and technologies.

Because our product candidates are in development, there is a high risk that further development and testing will demonstrate that our product candidates are not suitable for commercialization.

We have no products that have received regulatory approval for commercial sale. All of our product candidates, including Entereg®, are in development, and we face the substantial risks of failure inherent in developing drugs based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. To satisfy these standards, we will need to conduct significant additional research, animal testing, or preclinical testing, and human testing, or clinical trials.

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

Peripherally acting compounds given to patients as potential drugs are designed to exert their effects outside the brain and spinal cord, in contrast to centrally acting compounds which are designed to exert their effects on the brain or spinal cord. We are developing Entereg® as a peripherally acting opioid antagonist. An opioid antagonist is designed to block the effects of the opioid at the receptor level; in the case of Entereg®, it is designed to block the unwanted effects of opioid analgesics on the gastrointestinal tract. Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally acting opioid antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

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

Reduction in the use of opioid analgesics would therefore reduce the potential market for Entereg®.

If the use of drugs or techniques which reduce the requirement for mu-opioids increases, the demand for Entereg® would be decreased. Various techniques to reduce the use of opioids are used in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the post-operative period can reduce or eliminate the use of opioids. Non-steroidal inflammatory agents may also reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics which act at non-mu-opioid receptors are under development. Many companies have developed and are developing analgesic products that compete with opioids or which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for Entereg®.

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

We believe that Progenics Pharmaceuticals, Inc. is developing methylnaltrexone for the treatment of indications like those being targeted by Adolor in both the acute and chronic settings. There are products already on the market for use in treating irritable bowel syndrome which may be evaluated for utility in opioid induced bowel dysfunction. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to reach the commercial market and sell our products.

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. Our Chief Executive Officer is serving on an interim basis and we expect to commence a search for a permanent CEO. We may not be successful in attracting a qualified individual to the Company. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel it could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance on any of our employees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets is investment grade fixed income securities, principally U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2005 was approximately $125.1 million, and the weighted-average interest rate return on the portfolio was approximately 2.2%, with maturities of investments ranging up to 14 months.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations, in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three and six month periods ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply is due on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®. On November 12, 2004, the Derivative Plaintiff filed an amended Complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the Complaint for the failure to state a claim. Plaintiffs responded to the Company’s and the directors’ and officers’ motions on January 27, 2005. The Company and the Directors and Officers filed reply briefs on February 18, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2005, we held our Annual Meeting of Stockholders in Frazer, Pennsylvania. The following matters were submitted to a vote of security holders.

Our stockholders voted to elect the following members of our Board of Directors for terms of three years each:

Nominee	In Favor	Against	Abstain
Armando Anido	31,905,176	—	4,251,466
George V. Hager, Jr.	32,668,225	—	3,488,417

Our directors who continued after the meeting include three Class II directors whose term expires in 2006, Bruce A. Peacock, David M. Madden and Robert T. Nelsen and three Class III directors whose term expires in 2007, Paul Goddard, Ph.D., Claude H. Nash, Ph.D., and Donald Nickelson. Mr. Peacock will resign as a director effective August 7, 2005. The Board of Directors will be reduced from eight to seven members.

Our stockholders voted as follows to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2005: 36,110,584 shares were voted in favor of ratification, 34,314 shares were voted against ratification, and 11,744 shares abstained from voting.

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

ADOLOR CORPORATION

Date: August 5, 2005	By:	/s/ Bruce A. Peacock
Bruce A. Peacock
President and Chief Executive Officer

	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
Senior Vice President,
Chief Operating Officer and
Chief Financial Officer