Form 10-Q
period 2005-09-30
ADOLOR CORP
filed 2005-10-28
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of October 15, 2005: 39,087,686 shares.

ADOLOR CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and the period from August 9, 1993 (inception) to September 30, 2005	2

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, and the period from August 9, 1993 (inception) to September 30, 2005	3

	Notes to Consolidated Financial Statements	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Certain Risks Related to Our Business	17

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 6.	Exhibits	33

	Signatures	34

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,249,989	$6,935,417
Short-term investments (Note 3)	112,585,428	155,388,108
Accounts receivable from agreements (Note 4)	3,696,745	3,363,876
Prepaid expenses and other current assets	1,676,321	2,542,693

Total current assets	124,208,483	168,230,094
Equipment and leasehold improvements, net	8,697,805	9,773,291
Other assets	297,003	100,000

Total assets	$133,203,291	$178,103,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$649,379	$3,103,409
Accrued expenses	13,388,065	11,716,232
Deferred licensing fees and rent– current	4,329,192	4,329,192

Total current liabilities	18,366,636	19,148,833
Deferred licensing fees and rent– non-current	32,547,732	35,794,635

Total liabilities	50,914,368	54,943,468

Commitments and Contingencies (Note 6)
Stockholders’ equity:
Series A Junior Participating preferred stock, par value $0.01; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, par value $0.01; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 39,087,686 and 39,080,345 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	3,909	3,908
Additional paid-in capital	373,614,670	373,605,431
Deferred compensation	(5,031)	(19,465)
Unrealized losses on available for sale securities	(404,370)	(463,457)
Deficit accumulated during the development stage	(290,920,255)	(249,966,500)

Total stockholders’ equity	82,288,923	123,159,917

Total liabilities and stockholders’ equity	$133,203,291	$178,103,385

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and nine months ended September 30, 2005 and 2004 and the period from August 9, 1993

(inception) to September 30, 2005

	Three months ended September 30,		Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2005
	2005	2004	2005	2004
Contract revenues (Note 4)	$4,738,414	$13,783,512	$11,462,372	$21,136,081	$87,731,664

Operating expenses incurred during the development stage:
Research and development	14,526,331	16,679,343	35,349,464	38,099,651	288,441,341
Marketing, general and administrative	6,282,488	6,424,987	19,567,944	16,858,797	113,242,906

Total operating expenses	20,808,819	23,104,330	54,917,408	54,958,448	401,684,247

Loss from operations	(16,070,405)	(9,320,818)	(43,455,036)	(33,822,367)	(313,952,583)
Interest income	871,226	612,414	2,512,360	1,821,502	23,399,304
Other expense	(11,079)	(354)	(11,079)	(1,347)	(366,976)

Net loss	$(15,210,258)	$(8,708,758)	$(40,953,755)	$(32,002,212)	$(290,920,255)

Basic and diluted net loss per share	$(0.39)	$(0.22)	$(1.05)	$(0.82)

Shares used in computing basic and diluted net loss per share	39,087,516	38,996,874	39,086,858	38,872,108

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(40,953,755)	$(32,002,212)	$(290,920,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	14,434	1,064,919	22,569,092
Non-cash warrant value	—	—	60,000
Depreciation expense	2,016,990	1,770,237	9,616,059
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the disposal of equipment and leasehold improvements	—	—	(20,227)
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	(332,869)	(9,662,085)	(3,696,745)
Prepaid expenses and other current assets	866,372	1,538,514	(1,676,321)
Other assets	(197,003)	64,537	(297,003)
Accounts payable	(2,454,030)	(940,322)	649,379
Deferred licensing fees and rent	(3,246,903)	(3,125,007)	36,876,924
Accrued expenses	1,671,833	(3,894,890)	13,388,065

Net cash used in operating activities	(42,614,931)	(45,186,309)	(213,331,032)

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(941,504)	(1,370,889)	(18,544,571)
Proceeds from the sale of equipment and leasehold improvements	—	—	144,273
Purchase of short-term investments	(63,870,046)	(158,385,087)	(841,921,784)
Maturities of short-term investments	106,731,813	211,013,031	728,931,986

Net cash provided by / (used in) investing activities	41,920,263	51,257,055	(131,390,096)

Cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	12,263	1,018,934	3,705,954
Proceeds from notes payable-related parties	—	—	1,000,000
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	112	2,755	974,063
Interest receivable converted to principal on notes	(3 ,135)	(2,936)	(134,994)
Proceeds from notes payable	—	—	1,832,474
Net proceeds from issuance of common stock	—	—	266,324,185

Net cash provided by financing activities	9,240	1,018,753	350,971,117

Net (decrease)/increase in cash and cash equivalents	(685,428)	7,089,499	6,249,989
Cash and cash equivalents at beginning of period	6,935,417	5,339,202	—

Cash and cash equivalents at end of period	$6,249,989	$12,428,701	$6,249,989

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,347	$224,610
Supplemental disclosure of noncash transactions:
Unrealized (losses) gains on available for sale securities	59,087	(548,174)	(404,370)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	357,603	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (“Adolor” or the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of small molecule product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg® in multiple indications. Another product candidate is a sterile lidocaine patch which is in clinical development for treating postoperative incisional pain. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its agreements with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through September 30, 2005 aggregated approximately $290.9 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg®.

In July 2005, the Company announced the receipt of an approvable letter from the U.S. Food and Drug Administration (“FDA”) for Entereg® 12 mg capsules, under review for the management of postoperative ileus (“POI”) by acceleration of gastrointestinal (“GI”) function following bowel resection surgery. The Company’s New Drug Application (“NDA”) was submitted in June 2004. Before the Company’s application may be approved, it will be necessary for the Company to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Adolor’s ongoing Study 14CL314 (“Study 314”). The FDA also indicated that the Company must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

There is no assurance that positive results in Study 314 will be achieved. Further, there is no assurance that the FDA will conclude that the median reduction in time to GI recovery observed in the studies included in our NDA and in Study 314, if any, is clinically meaningful. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved.

There is no assurance that the Company will ever receive regulatory approval for any of its product candidates, generate product sales revenues, achieve profitable operations and generate positive cash flow from operations, or that profitable operations, if achieved, could be sustained on a continuing basis. The Company will need to raise additional funds to finance its operating activities prior to exhausting its current cash, cash equivalents and short-term investments. There are no assurances that the Company will be successful in obtaining an adequate level of financing for the long-term development and commercialization of its product candidates.

Interim Financial Information

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective June 14, 2005, Adolor transacted the dissolution of its wholly owned subsidiary. The information at September 30, 2005 and for periods ended September 30, 2005 and 2004, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

2.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(15,210,258)	$(8,708,758)	$(40,953,755)	$(32,002,212)
Unrealized gains/(losses) on available for sale securities	1,896	137,668	59,087	(548,174)
Realized loss on available for sale securities	—	—	—	114,086

Comprehensive loss	$(15,208,362)	$(8,571,090)	$(40,894,668)	$(32,436,300)

3.	SHORT TERM INVESTMENTS

Short term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale”, and are considered current assets, as management has the option to sell them at any time.

The following summarizes the short term investments at September 30, 2005 and December 31, 2004:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations	$112,989,798	$165	$(404,535)	$112,585,428

September 30, 2005	112,989,798	165	(404,535)	112,585,428

Corporate bonds	$2,050,510	$—	$(9,290)	$2,041,220
U.S. Government obligations	153,801,055	—	(454,167)	153,346,888

December 31, 2004	$155,851,565	$—	$(463,457)	$155,388,108

At September 30, 2005, maturities of investments were as follows:
Less than 1 year	$112,989,798	$165	$(404,535)	$112,585,428
1-2 years	—	—	—	—

	$112,989,798	$165	$(404,535)	$112,585,428

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

4.	CONTRACT REVENUES

Contract revenues for the three and nine months ended September 30, 2005 and 2004 consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Amortization of up-front license fees	$1,041,669	$1,041,670	$3,125,007	$3,125,007
Collaborative agreement cost reimbursement	2,361,745	2,741,842	5,412,365	8,011,074
Collaborative milestone fees	—	10,000,000	—	10,000,000
Co-promotion revenue	1,335,000	—	2,925,000	—

Total contract revenues	$4,738,414	$13,783,512	$11,462,372	$21,136,081

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $1.0 million and $3.1 million, respectively, was recognized in each of the three and nine month periods ended September 30, 2005 and 2004.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to the Company by Glaxo are recorded gross on its Consolidated Statements of Operations as collaborative agreement cost reimbursement revenue. The Company recorded collaborative agreement cost reimbursement revenues of approximately $2.4 million and $2.7 million in the three months ended September 30, 2005 and 2004, respectively, and approximately $5.4 million and $8.0 million in the nine months ended September 30, 2005 and 2004, respectively, under this arrangement. As of September 30, 2005 and December 31, 2004, approximately $2.4 million and $3.4 million, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In September 2004, upon acceptance for review of the Company’s NDA by the FDA, and under the terms of the collaboration agreement, the Company recognized $10.0 million in milestone revenue.

The Company has established a surgeon-focused sales force which, under a co-promotion agreement, collaborates with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. Under the terms of the co-promotion agreement, Glaxo will provide payments to Adolor at a full time equivalent (“FTE”) contract rate for the Adolor sales representatives deployed on Arixtra®. The Company recognized revenues of approximately $1.3 million and $2.9 million, respectively, in the three and nine months ended September 30, 2005 related thereto. At September 30, 2005, approximately $1.3 million was receivable from Glaxo pursuant to this agreement.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2005

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

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, a revision to Statement No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement establishes standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (vesting period). The grant-date fair value of employee share options will be estimated using option pricing models adjusted for the unique characteristics of those instruments. This statement is effective as of the beginning of the next fiscal year that begins after June 15, 2005. The Company is currently evaluating various implementation standards of Statement No. 123R, including adoption methods and option pricing methodology. The Company expects that adoption of this statement will have a material impact on the Consolidated Financial Statements.

Had the Company determined compensation cost under Statement No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(15,210,258)	$(8,708,758)	$(40,953,755)	$(32,002,212)
Add: Stock-based employee compensation expense included in reported net loss	—	87,172	3,130	578,347
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,901,445)	(1,877,566)	(5,233,006)	(6,135,808)

Pro forma net loss	$(17,111,703)	$(10,499,152)	$(46,183,631)	$(37,559,673)

Net loss per share:
Basic and diluted-as reported	$(0.39)	$(0.22)	$(1.05)	$(0.82)
Basic and diluted-pro forma	$(0.44)	$(0.27)	$(1.18)	$(0.97)

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2005

(Unaudited)

6.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	the status and anticipated timing of regulatory review and approval, if any, for our product candidates;

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us and our collaborators;

•	anticipated trial results and regulatory submission dates for our product candidates by us and our collaborators;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	our intentions regarding the establishment of collaborations;

•	anticipated efforts of our collaborators;

•	estimates of the market opportunity and the commercialization plans for our product candidates;

•	our reliance on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products;

•	the scope of third party patent rights;

•	our ability to raise additional capital; and

•	our ability to acquire or license products or product candidates.

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

We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. Given the uncertainties affecting pharmaceutical companies in the development stage, you are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation, and expressly disclaim any such obligation, to publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

Company

Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. We specialize in the discovery, development and commercialization of prescription pain management products. We have a number of product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. Our lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. We are collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg® in multiple indications. We are also planning the development of a product that combines alvimopan with an opioid analgesic. Another product candidate is a sterile lidocaine patch which is in clinical development for treating postoperative incisional pain. Our other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. We have completed four Phase III clinical studies of Entereg® for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg® 12 mg capsules to the FDA in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg® in POI conducted in Europe, Australia and New Zealand, (“Study 001”). Our NDA was amended in April, 2005 to include data from Study 001.

In July 2005, we announced the receipt of an approvable letter from the FDA for Entereg® 12 mg capsules, under review for the management of POI by acceleration of GI function following bowel resection surgery. Before the application may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Adolor’s ongoing Study 14CL314 (“Study 314”). The FDA also indicated that the Company must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

After a meeting with the FDA regarding the approvable letter, the Company reported that the FDA confirmed that the Study 314 design represented an adequate and well controlled study, the results of which could potentially provide the additional proof of efficacy requested by the FDA in the approvable letter. The FDA confirmed that the “GI2” endpoint, representing time to recovery of GI function, and defined as the last to occur of upper GI recovery (solid food) and lower GI recovery (bowel movement), was acceptable as the primary endpoint of the study. As with the Company’s previous studies, the FDA confirmed that the hazard ratio will be the measure used to determine statistical significance.

There is no assurance that positive results in Study 314 will be achieved. Further, there is no assurance that the FDA will conclude that any reduction in median time to GI recovery observed in the studies included in our NDA and in Study 314 is clinically meaningful. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved. FDA approval of our NDA is contingent on many factors, including a favorable review of all preclinical and clinical data, as well as information with respect to the manufacture of Entereg®. Additionally, foreign country regulatory approvals are required prior to commercialization of Entereg® outside the United States. Even if Entereg® is approved for sale, we will not be successful unless Entereg® gains market acceptance.

Entereg® is also being clinically evaluated in chronic indications by Glaxo, and there is no assurance that these studies will be successful. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations, or generate positive cash flow from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis.

POI Clinical Development Program

Entereg® is being clinically evaluated in both acute and chronic indications. Our Entereg® POI Phase III clinical program in support of the NDA, submitted in June 2004, included four studies which have been completed. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg®. The primary endpoint in these three efficacy studies was time to recovery of GI function (“GI3”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg® 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of the secondary endpoints in the study. Glaxo also completed a Phase III study (Study SB-767905/001), Study 001, evaluating Entereg® in POI.

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

The hazard ratio measures the degree of difference between the study drug group and the placebo group. A hazard ratio of 1 would indicate no difference between the study drug group and the placebo group in the probability of achieving the endpoint. A hazard ratio of 1.5 means that subjects receiving drug are 50% more likely to achieve the endpoint, on the average, during the course of the data collection period. Statistical analyses estimate the probability that an effect is produced by the drug. This probability is generally expressed as a “P value” which is an estimate of the probability that any difference measured between the drug group and the placebo group occurred by chance. For example, when a P value is reported as P<0.05, the probability that the study demonstrated a drug effect by chance is less than 5%.

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

Study 306. In October 2003, we announced top-line results of our third POI Phase III clinical study, POI 14CL306, which enrolled 519 patients. This study was designed to assess safety as its primary endpoint, and to assess efficacy as a secondary endpoint and to enroll only patients scheduled to undergo simple hysterectomy procedures. Study POI 14CL306 was the first study where dosing continued on an out-patient basis after patients were discharged from the hospital. Entereg® was generally well tolerated in this observational safety study with 93% of patients completing treatment in the Entereg® 12 mg treatment group and 92% of patients completing treatment in the placebo group. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and constipation. The results in GI3, one of the secondary endpoints in the study, were not statistically significant as compared to placebo.

Study 308. In January 2004, we announced top-line results of our fourth POI Phase III clinical study, POI 14CL308. Study POI 14CL308 enrolled 666 patients, and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (14% of enrolled patients). A positive trend was observed in the primary endpoint of the study when each of the Entereg® 6 mg and 12 mg treatment groups was compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.20, P=0.08; for 12 mg group, hazard ratio = 1.24, P=0.038). Due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would have been required in the 12 mg dose group to be considered statistically significant. A difference in favor of Entereg® was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and pruritis.

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

Study 314. Adolor is currently conducting Study 314 in POI. Study 314 has been designed to enroll 660 bowel resection patients, randomized into two arms to receive placebo or 12 mg of Entereg® twice daily. The protocol for Study 314 provides that the initial dose of Entereg® should be administered 30 to 90 minutes prior to surgery, as compared to Adolor’s previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function, GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 has also been designed to evaluate certain secondary endpoints.

While GI3 was the primary endpoint for pivotal studies in the Company’s NDA, GI2 has been measured in each study. The data for the effect on time to GI2 recovery for bowel resection patients (MITT population) for the 12 mg dose of Entereg® as an additional analysis is as follows: in Study 302, the hazard ratio was 1.4 and the P-value 0.029; in Study 308, the hazard ratio was 1.365 and the P-value 0.017; in Study 313, the hazard ratio was 1.625 and the P-value <0.001; and in Study 001, the hazard ratio was 1.299 and the P-value 0.008.

The target for completion of enrollment for Study 314 is December 2005, for reporting top-line results is March 2006 and for submission of a Complete Response to the FDA is June 2006 for the pending NDA for POI.

OBD and Chronic Constipation Clinical Development Programs

In September 2005, Glaxo and Adolor announced the start of Phase III clinical testing to evaluate Entereg® for the treatment of opioid-induced bowel dysfunction (“OBD”). The Phase III clinical program, which is being led by Glaxo, is comprised of three studies with an expected enrollment of approximately 1,700 patients in North America, Europe and other parts of the world.

In March 2005, Glaxo and Adolor announced initial top-line results from two Phase II studies of Entereg® conducted by Glaxo. The Phase IIb study (SB-767905/011) evaluated Entereg® for treatment of OBD which results from the use of opioids in patients suffering from chronic pain. The Phase IIa study (SB-767905/007) investigated Entereg® in patients with Chronic Idiopathic Constipation (“CIC”) not associated with opioid use.

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

Sterile Lidocaine Patch Program (ADL 8-7223)

In July 2003, we entered into an agreement with EpiCept under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for the management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, a $0.5 million payment to EpiCept in September 2005 and may make up to approximately $20.0 million in additional milestone payments if certain clinical and regulatory achievements are reached.

In September 2005, we announced the initiation of Study 29CL227. Study 29CL227 is a Phase II, double-blind, placebo-controlled, randomized, multicenter study of the sterile lidocaine patch enrolling 30 patients undergoing hernia repair surgery. The study’s primary objective is to evaluate the pharmacokinetics of the sterile lidocaine patch. Safety and tolerability will be evaluated for up to 72 hours, and preliminary efficacy data will be obtained to assess the analgesic effect during the 72-hour treatment period, as demonstrated by a reduction in pain scores measured by the 11-point Numeric Pain Rating Scale (“NPRS”). Topline results from Study 29CL227 are targeted for the first half of 2006.

A clinical study of this sterile lidocaine patch was previously conducted by EpiCept in Germany. The study enrolled 215 hospitalized patients undergoing hernia repair. Patients were randomized to receive a patch containing one of two doses of lidocaine or a placebo. The surgeons placed the sterile lidocaine patch over the sutured incision at the end of the procedure and recorded pain scores from 2 to 48 hours. A 27% reduction in post-incisional pain was observed in patients receiving the higher dose lidocaine patch vs. patients receiving a placebo patch.

Discovery

We maintain a research effort directed at the discovery of compounds that elicit potential analgesic effects by targeting peripheral and central opioid receptors, as well as certain non opioid receptors. We are currently conducting preclinical activities relating to the delta receptor, and are preparing for a potential Investigative New Drug (“IND”) filing. Additionally, we are exploring the development of an analgesic product candidate that would be a combination of alvimopan and an opioid. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects.

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

We have a small marketing organization to support our development efforts. We have also established a surgeon-focused sales force who are currently engaged in the detailing of Glaxo’s anti-thrombotic agent, Arixtra®, under our co-promotion arrangement with Glaxo. This sales force could also potentially focus on Entereg® if FDA approval is received.

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

Collaboration Agreement with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments over the remaining term of the agreement if certain clinical and regulatory objectives are achieved. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop Entereg® for a number of acute and chronic indications which would potentially involve the use of Entereg® in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote Entereg® and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as opioid bowel dysfunction. Outside the United States, Glaxo will be responsible for the development and commercialization of Entereg® for all indications, and we will receive royalties on sales revenues, if a product is sold.

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

We recorded collaborative agreement cost reimbursement revenue of approximately $2.4 million and $5.4 million, respectively, in the three and nine months ended September 30, 2005 under the Glaxo arrangement. These revenues represent reimbursement of expenses incurred by us primarily in our POI development program. Additionally, we recorded research and development and marketing expenses of approximately $1.8 million and $5.3 million, respectively, in the three and nine months ended September 30, 2005, representing reimbursement by us to Glaxo of expenses incurred by Glaxo primarily in the OBD development program.

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception, and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $118.8 million at September 30, 2005, and approximately $162.3 million at December 31, 2004, representing 89.2% and 91.1% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, including United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2007 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Net loss	$(40,953,755)	$(32,002,212)
Adjustments for non-cash operating items	2,031,424	2,835,156

Net cash operating loss	(38,922,331)	(29,167,056)
Net change in assets and liabilities	(3,692,600)	(16,019,253)

Net cash used in operating activities	$(42,614,931)	$(45,186,309)

Net cash provided by investing activities	$41,920,263	$51,257,055

Net cash provided by financing activities	$9,240	$1,018,753

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the nine months ended September 30, 2005 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development for Entereg®, compensation costs, and marketing, general and administrative expenses. These outflows were partially offset by amounts received under agreements with Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future periods will increase as a result of continuing research and development expenses relating to Entereg® and increased spend relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®. We have established a surgeon-focused sales force that is currently engaged in the detailing of Arixtra® under our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo are scheduled to be reduced in 2006. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may license or acquire product candidates from others which would require additional cash outlays.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the nine months ended September 30, 2005 relates primarily to maturities of investments, partially offset by expenditures for laboratory equipment and information technology to support our research and development activities.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Although we received an approvable letter from the FDA for Entereg® in July 2005, there is no assurance that the FDA will approve Entereg® in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $118.8 million as of September 30, 2005 will be sufficient to fund operations into 2007. Prior to exhausting our current cash reserves, we will need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $4.7 million and $13.8 million for the three months ended September 30, 2005 and 2004, respectively, and were approximately $11.5 million and $21.1 million for the nine months ended September 30, 2005 and 2004, respectively. This decrease in revenues in 2005 resulted from the recognition in the third quarter of 2004 of $10.0 million in milestone revenues from Glaxo upon the acceptance for review by the FDA of our NDA for Entereg®. Additionally, cost reimbursement revenues under our collaboration agreement decreased as a result of a decrease in expenses incurred by us which are reimbursed by Glaxo. These decreases were partially offset by revenue increases in 2005 as compared to 2004 due to the recognition of revenue under our co-promotion arrangement with Glaxo relating to Arixtra®.

Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses were approximately $14.5 million for the three months ended September 30, 2005 as compared to approximately $16.7 million for the three months ended September 30, 2004 and were approximately $35.3 million for the nine months ended September 30, 2005 as compared to approximately $38.1 million for the nine months ended September 30, 2004. Expenses decreased due principally to the recognition in the third quarter of 2004 of $4.5 million in license fee expense relating to Entereg®. These decreases were partially offset by an increase in expenses relating to Study 314, increased expense for reimbursements owed Glaxo related to the OBD program, increased expenses associated with our sterile lidocaine patch program, and increased preclinical spend associated with our delta program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled approximately $5.7 million and $5.4 million in the three months ended September 30, 2005 and 2004, respectively, and approximately $16.4 million and $16.0 million in the nine months ended September 30, 2005 and 2004, respectively. These internal research and development expenses are largely related to our Entereg® development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Entereg® Program	$5,834,488	$10,114,230	$13,709,293	$19,210,119
Sterile Lidocaine Patch Program	813,235	678,274	1,032,826	1,606,981
Delta Program	1,380,848	—	2,277,653	—
Other Programs	784,899	454,729	1,886,470	1,260,114

Total	$8,813,470	$11,247,233	$18,906,242	$22,077,214

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses decreased to approximately $6.3 million for the three months ended September 30, 2005 from approximately $6.4 million in the three months ended September 30, 2004, and increased to approximately $19.6 million for the nine months ended September 30, 2005 from approximately $16.9 million in the nine months ended September 30, 2004. The expense increase on a year-to-date basis in 2005 are principally related to increased personnel expenses, including expenses associated with our sales force. This increase was partially offset by decreased legal fees.

Other income (expense). Our other income increased to approximately $0.9 million and $2.5 million for the three and nine months ended September 30, 2005, respectively, from approximately $0.6 million and $1.8 million, respectively, for the same periods in 2004 due to losses realized on the sale of certain securities in 2004, with no loss being realized in 2005.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2005 aggregated approximately $290.9 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will increase as a result of continued research and development expenses relating to Entereg® and increased expenses relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®. We have established a surgeon-focused sales force that is currently engaged in the detailing of Arixtra® under our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo are scheduled to be reduced in 2006. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Prior to commercialization of Entereg® in the United States for any indication, the FDA would have to approve Entereg® for commercial sale. Drug development is a highly uncertain process. We received an approvable letter from FDA for Entereg® for POI in July 2005, however, there is no assurance that the FDA will approve Entereg® for POI in the future. Phase III clinical testing of Entereg® in OBD began in September 2005, however, there is no assurance that these studies will be successful or that Entereg® will be approved for OBD, or any other indication. Additionally, foreign country regulatory approval is required prior to commercialization of Entereg® outside of the United States. There is no assurance that Glaxo will seek approval of Entereg® in countries outside the United States, or that such approval would be obtained.

Although we received an approvable letter from the FDA for Entereg® in POI, our NDA for Entereg® may not be approved.

In July 2005, we announced the receipt of an approvable letter from the FDA for Entereg® 12 mg capsules. Before the application may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Study 314. The FDA also indicated that the Company must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

After a meeting with the FDA regarding the approvable letter, the Company reported that the Study 314 design represented an adequate and well-controlled study, the results of which could potentially provide the additional proof of efficacy requested by the FDA in the approvable letter. The FDA confirmed that the GI2 endpoint, representing time to recovery of GI function, and defined as the last to occur of upper GI recovery (solid food) and lower GI recovery (bowel movement), was acceptable as the primary endpoint of the study. As with the Company’s previous studies, the FDA confirmed that the hazard ratio will be the measure used to determine statistical significance.

There is no assurance that positive results in Study 314 will be achieved. Further, there is no assurance that the FDA will conclude that any reduction in median time to GI recovery observed in the studies included in our NDA and in Study 314 is clinically meaningful. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved. FDA approval of our NDA is contingent on many factors, including a favorable review of all preclinical and clinical data, as well as information with respect to the manufacture of Entereg®. We have targeted submission of a Complete Response to the FDA by June 2006. We may not achieve that target if we do not complete enrollment in Study 314 on a timely basis, or if Study 314 is not successful, or for other reasons.

Study 314 may not be successful.

We are currently conducting a study in POI, Study 314. Study 314 has been designed to enroll 660 bowel resection patients, randomized into two arms to receive placebo or 12 mg of Entereg® twice daily. The protocol for Study 314 provides that the initial dose of Entereg® should be administered 30 to 90 minutes prior to surgery, as compared to Adolor’s previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function, GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 has also been designed to evaluate certain secondary endpoints.

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

With regard to any studies we may conduct, including Study 314, the FDA or other regulatory agencies, may evaluate the results of such study by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that may require additional time to accumulate, or that we are unable to provide.

Certain results from Phase III clinical trials show that the differences in the primary endpoint analyses between Entereg® and placebos are not statistically significant.

Our Entereg® POI Phase III program consists of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. Based on the results from these studies we submitted an NDA for Entereg® 12 mg capsules in June 2004. In study POI 14CL302, the difference from placebo in the primary endpoint, GI3, for the Entereg® 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo for GI3 was not statistically significant in either the Entereg® 6 mg or the 12 mg treatment groups. Even though the P-value for the 12 mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple dose comparisons, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P<0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P<0.05, the other dose comparison in that study needs to reach a significance level of P<0.025 to be considered statistically significant. In study POI 14CL306, GI3 was analyzed as one of the secondary efficacy endpoints, and the difference from placebo for this endpoint was not statistically significant.

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

We and Glaxo expect to continue to clinically evaluate Entereg® in both acute and chronic conditions. Glaxo has initiated Phase III clinical testing in OBD. We are conducting, or planning to conduct, additional studies of Entereg® in the United States including Study 314. Unfavorable results in any study may adversely affect our ability to obtain FDA or other regulatory approval of Entereg®, and even if approved, may adversely affect market acceptance for Entereg®.

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

Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further studies, or in clinical studies in the POI indication. Phase III clinical testing of Entereg® in OBD began in September 2005, and these studies may not be successful. The long-term animal toxicity studies necessary to support further development of Entereg® for chronic use are on-going. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg®, including its prospects for use in POI.

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

We have not yet commercialized any products or technologies, and we may never do so. If Entereg® is not approved by the FDA, our ability to achieve revenues from product sales will be impaired and our stock price will be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results. Even if Entereg® is approved by the FDA for marketing, we will not be successful unless Entereg® gains market acceptance. The degree of market acceptance of Entereg® will depend on a number of factors, including:

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

We believe our existing cash, cash equivalents and short-term investments as of September 30, 2005 of approximately $118.8 million will be sufficient to fund operations into 2007. We have generated operating losses since we began operations in

November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of September 30, 2005, we have incurred a cumulative net loss of approximately $290.9 million. During the calendar years ended December 31, 2004 and 2003, we incurred operating losses of approximately $46.1 million and $53.6 million, respectively, and net losses of approximately $43.6 million and $51.2 million, respectively. During the nine month period ended September 30, 2005 we incurred operating losses of approximately $43.5 million and net losses of approximately $41.0 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

We also expect to depend on third parties to manufacture product candidates we may acquire or in-license, including the sterile lidocaine patch product we in-licensed from EpiCept. We have no experience in manufacturing sterile lidocaine patch products and will need to develop our own internal capabilities and external relationships in that regard.

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

We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, enrollment requirements, rate of enrollment, competition with other clinical trials for eligible patients and other factors. We are subject to the risk that subjects enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including, withdrawing their consent or experiencing adverse clinical events which may or may not be judged related to our product candidates under evaluation.

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. Our Chief Executive Officer is serving on an interim basis and we have commenced a search for a replacement CEO. We may not be successful in attracting a qualified individual to the Company. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel it could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance on any of our employees.

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

We are planning to develop products that contain alvimopan and an opioid. If we proceed with this development we would be required to comply with the restrictions, licensing and regulatory requirements relating to controlled substances.

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

A substantial portion of our assets is investment grade fixed income securities, principally U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at September 30, 2005 was approximately $112.6 million, and the weighted-average interest rate return on the portfolio was approximately 3.0%, with maturities of investments ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective.

Our management, including our Interim President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Interim President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations, in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three and nine month periods ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

ADOLOR CORPORATION

Date: October 28, 2005	By:	/s/ DAVID MADDEN
David Madden Interim President and Chief Executive Officer

	By:	/s/ MICHAEL R. DOUGHERTY
Michael R. Dougherty Senior Vice President, Chief Operating Officer and Chief Financial Officer