Form 10-K
period 2005-12-31
ADOLOR CORP
filed 2006-03-03
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. Check one:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

The approximate aggregate market value of Common Stock held by non-affiliates of the registrant was $348,094,798 as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter. (For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2005; and (b) all directors of the registrant as of June 30, 2005.

The number of shares of the registrant’s Common Stock outstanding as of March 1, 2006 was 45,089,528 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Report.

ADOLOR CORPORATION

FORM 10-K

December 31, 2005

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed in Item 1A. Risk Factors of this Annual Report and discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

The following discussions should be read in conjunction with our audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report and the Risk Factors in Item 1A of this Report.

Our Company

We are a development stage biopharmaceutical corporation that was founded in 1993. Since our inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that we successfully develop. We have a number of product candidates in development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg® (alvimopan), is intended to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. For the global development and commercialization of Entereg® as a monotherapy, we are collaborating with Glaxo Group Limited (“Glaxo”) in multiple indications. Separately, we are also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, we are developing a sterile lidocaine patch, now in clinical development, for the treatment of postoperative incisional pain. Additional product candidates, including our Delta opioid agonist, are in preclinical development for the treatment of moderate-to-severe pain conditions.

Entereg® (alvimopan)

Opioid analgesics provide pain relief by stimulating opioid receptors located in the central nervous system. There are, however, opioid receptors throughout the body, including the GI tract. By binding to the receptors in the GI tract, opioid analgesics can slow gut motility and disrupt normal GI function that allows for the passage, absorption and excretion of ingested solid materials. This disruption can cause patients to experience significant discomfort and abdominal pain and may result in their reducing or eliminating their pain medication.

Entereg® is a small molecule, mu-opioid receptor antagonist intended to block the adverse side effects of opioid analgesics on the GI tract without affecting analgesia. We are developing Entereg® for both acute and chronic conditions. The acute indication currently under development is the management of postoperative ileus (POI), a GI condition characterized by the slow return of gut function that can result from GI or other surgeries. Entereg® is also being developed to treat opioid-induced bowel dysfunction (OBD), which is a condition characterized by a number of GI symptoms, including constipation, that often results from chronic use of opioid analgesics to treat persistent pain conditions.

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. We are responsible for development of acute indications, such as POI, and Glaxo is responsible for development of chronic indications, such as OBD. In the United States, we intend to co-promote Entereg® with Glaxo and share profits that result from the sale of the product. For commercial sales of Entereg® for POI in the United States, Adolor would receive 45% and Glaxo would receive 55% of the net sales less certain agreed upon costs, and subject to certain adjustments. After the first three years each party’s share would become 50%. For commercial sales of Entereg® for OBD in the United States, Adolor would receive 35% and Glaxo would receive 65% of the net sales less certain agreed upon costs, and subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of 20%. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg®, and we would receive royalties on net sales. We may receive additional milestone payments of up to $210 million under the collaboration agreement upon the successful achievement of certain clinical and regulatory objectives, including up to $40 million related to the POI indication and up to $25 million related to the OBD indication.

POI Clinical Development Program

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. We completed four Phase III clinical studies of Entereg® for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg® 12 mg capsules to the FDA in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg® in POI conducted in Europe, Australia and New Zealand, (“Study 001”). Our NDA was amended in April 2005 to include data from Study 001.

In July 2005, we announced the receipt of an approvable letter from the FDA for Entereg® 12 mg capsules, under review for the management of POI by acceleration of GI function following bowel resection surgery. An approvable letter is a letter from the FDA to an NDA applicant indicating that the FDA may approve the NDA if specific additional information is submitted or specific conditions are agreed to. The approvable letter indicated that before the application for Entereg® may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Adolor’s Study 14CL314 (“Study 314”). The FDA also indicated that we must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

After a meeting with the FDA regarding the approvable letter, we reported that the FDA confirmed that the Study 314 design represented an adequate and well controlled study, the results of which could potentially provide the additional proof of efficacy requested by the FDA in the approvable letter. The FDA confirmed that the “GI2” endpoint, representing time to recovery of GI function, and defined as the last to occur of upper GI recovery (solid food) and lower GI recovery (bowel movement), was acceptable as the primary endpoint of the study. As it was with our previous studies, the FDA confirmed that the hazard ratio will be the measure used to determine statistical significance.

In February 2006, we announced top line results of Study 314. The Phase III study enrolled 654 patients scheduled to undergo large or small bowel resection surgery. For the primary GI2 endpoint of Study 314, a statistically significant difference was achieved as compared to placebo (Cox proportional hazard model) hazard ratio = 1.53; P<0.001. A statistically significant difference in favor of Entereg® was achieved for each of the secondary time to event endpoints.

We are targeting June 2006 for submission of a Complete Response to the FDA Approvable Letter for the pending NDA, which submission will include the results of Study 314.

Our Entereg® POI Phase III clinical program in support of the NDA submitted in June 2004 included four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg®. The primary endpoint in these three efficacy studies was time to recovery of GI function (“GI3”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg® 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of the secondary endpoints in the study. Glaxo also completed a Phase III study (Study SB-767905/001), Study 001, evaluating Entereg® in POI. We have conducted an additional study in support of our pending NDA, Study 314. The protocol for Study 314 provides that the initial dose of Entereg® should be administered 30 to 90 minutes prior to surgery, as compared to our previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function, GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 has also been designed to evaluate certain secondary endpoints.

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

The hazard ratio measures the degree of difference between the study drug group and the placebo group. A hazard ratio of 1 would indicate no difference between the study drug group and the placebo group in the probability of achieving the endpoint. A hazard ratio of 1.5 means that subjects receiving drug are 50% more likely to achieve the endpoint, on average, during the course of the data collection period. Statistical analyses estimate the probability that an effect is produced by the drug. This probability is generally expressed as a “P value” which is an estimate of the probability that any difference measured between the drug group and the placebo group occurred by chance. For example, when a P value is reported as P<0.05, the probability that the study demonstrated a drug effect by chance is less than 5%.

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

Study 001.    In December 2004, we reported top line results from a Phase III clinical study of Entereg® in POI, Study 001. Study 001 was conducted in Europe, Australia and New Zealand by Glaxo and enrolled 741 bowel resection patients, and 170 radical hysterectomy patients. The prespecified primary analysis group only included the bowel resection patients. The primary endpoint results (GI3) of the study were (Cox proportional hazard model) for the 6 mg group, hazard ratio = 1.22 (P=0.042); and for the 12 mg group, hazard ratio = 1.13 (P=0.20), each as compared to placebo. These results are not statistically significant; due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would be required in the 6 mg dose group to be considered statistically significant. The most frequently observed adverse events were nausea, vomiting and pyrexia.

Study 314.    In February 2006, we announced top-line results of our Phase III clinical study, POI 14CL314, which enrolled 654 patients scheduled to undergo large or small bowel resection. For the primary GI2 endpoint of Study 314, a statistically significant difference was achieved as compared to placebo (Cox proportional hazard model) hazard ratio = 1.53, P<0.001. A statistically significant difference in favor of Entereg® was achieved for each of the secondary time to event endpoints. Under the protocol patients were randomized to receive placebo or 12 mg of Entereg® twice daily. While GI3 was the primary endpoint for pivotal studies in our NDA, GI2 has been measured in each study. The data for the effect on time to GI2 recovery for bowel resection patients (MITT population) for the 12 mg dose of Entereg® as an additional analysis is as follows: in Study 302, the hazard ratio was 1.400 and the P-value 0.029; in Study 308, the hazard ratio was 1.365 and the P-value 0.017; in Study 313, the hazard ratio was 1.625 and the P-value <0.001; and in Study 001, the hazard ratio was 1.299 and the P-value 0.008. The most frequently observed adverse events were nausea, vomiting and abdominal distension.

OBD and Chronic Constipation Clinical Development Programs

Entereg® is being developed by Glaxo for the treatment of OBD in patients taking opioid analgesics for persistent pain conditions.

In September 2005, Glaxo and we announced the start of Phase III clinical testing to evaluate Entereg® for the treatment of OBD. The Phase III clinical program, which is being led by Glaxo, is comprised of three studies with an expected enrollment of approximately 1,700 patients in North America, Europe and other parts of the world. Two of the three Phase III OBD studies, Studies SB-767905/012 (“Study 012”) and SB-767905/013 (“Study 013”), are randomized, double-blind, placebo controlled, multicenter studies each designed to enroll approximately 480 adults who are taking opioid therapy for persistent non-cancer pain and have resulting OBD. Under the protocols, the patients are randomized to one of two Entereg® arms (0.5 mg. once daily or 0.5 mg. twice daily) or to placebo for twelve weeks of treatment. The primary objective of these confirmatory studies is to compare Entereg® with placebo for efficacy in the treatment of OBD. The primary efficacy endpoint is based on frequency of bowel movements. The third Phase III OBD study, Study SB-767905/014 (“Study 014”), is a randomized, double-blind, placebo controlled study designed to enroll approximately 750 adults who are taking opioid therapy for persistent non-cancer pain and have OBD. Under the protocol, the patients are randomized to Entereg® (0.5 mg. twice daily) or placebo for twelve months of treatment. The primary objective of this Phase III long-term safety study is to compare Entereg® with placebo for safety and tolerability in the treatment of OBD. The primary safety endpoint is based on the frequency of reported adverse events.

Enrollment in Study 012 and Study 014 is complete and enrollment in Study 013 is ongoing. Assuming the Phase III program is successful, we anticipate that an NDA and corresponding European filing will be made in mid-2007. The Phase III program follows a Phase IIb study of Entereg® conducted by Glaxo, for which topline results were announced in March 2005. The Phase IIb study (SB-767905/011) evaluated Entereg® for treatment of OBD which results from the use of opioids in patients suffering from chronic pain.

In the Phase IIb study, in 522 non-cancer patients with OBD, all three oral Entereg® dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of spontaneous bowel movements (“SBM”) (defined as bowel movements with no laxative use in the previous 24 hours) over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg® 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg® 1mg, once daily treatment group and 4.17 SBM for the Entereg® 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg® treatment groups were statistically significantly different from placebo at the P<0.001 level. In this Phase IIb study adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg® treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea and GI adverse events were also the most common reason for study withdrawal. In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg® in the primary or secondary endpoints, or in key subgroups.

Combination Product

We are developing an analgesic product candidate that combines Entereg® with an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects.

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

We are developing a sterile lidocaine patch intended for the management of postoperative incisional pain. In September 2005, we announced the initiation of Study 29CL227. Study 29CL227 is a Phase II, double-blind, placebo-controlled, randomized, multicenter study of the sterile lidocaine patch enrolling 30 patients undergoing hernia repair surgery. The study’s primary objective is to evaluate the pharmacokinetics of the sterile lidocaine patch. Safety and tolerability will be evaluated for up to 72 hours, and preliminary efficacy data will be obtained to assess the analgesic effect during the 72-hour treatment period, as demonstrated by a reduction in pain scores measured by the 11-point Numeric Pain Rating Scale (“NPRS”).

Delta Agonist Program

We submitted an Investigational New Drug Application (“IND”) to the FDA for ADL5859, our novel oral compound, which was designed by our researchers to target the Delta opioid receptor. The Delta receptor is one of three opioid receptors that modulate pain. On January 30, 2006, we announced that the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase 1 protocol. Until this data is compiled and submitted and the clinical hold removed by the FDA, we will be unable to initiate human clinical trials on this compound.

Discovery / In-Licensing

We maintain a research effort directed at the discovery of compounds that elicit potential analgesic effects by targeting peripheral and central opioid receptors, as well as certain non-opioid receptors.

We believe there are opportunities to expand our product portfolio through the acquisition or in-licensing of products and/or product development candidates and intend to continue to explore and evaluate such opportunities.

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

Commercialization

We maintain a marketing organization to support our development efforts. We have also established a surgeon-focused sales force who are currently engaged in the detailing of Glaxo’s anti-thrombotic agent, Arixtra®, under our co-promotion arrangement with Glaxo. This sales force could also potentially focus on Entereg® if FDA approval is received.

We have a small manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for preclinical, clinical and commercial purposes. We maintain commercial supply agreements with certain of these third party manufacturers. We presently do not maintain our own manufacturing facilities.

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg® on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg®, and expect to supply Glaxo with bulk capsules for commercial sale for POI under a Supply Agreement we entered into with Glaxo in September 2004. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Our Strategy

Our goal is to build a profitable pharmaceutical company specializing in the discovery, development and commercialization of prescription pain management products. We plan to pursue this objective by implementing the following strategies:

Focusing our Discovery Efforts Principally on Opioid Receptors in Pain Management.    We focus our discovery efforts principally on clinical conditions that can be treated by either stimulating or blocking opioid receptors. These conditions include postoperative ileus and chronic opioid bowel dysfunction, as well as various pain conditions, including inflammatory pain, itch and visceral pain. We have biological and chemical expertise to support drug discovery, including expertise in opioid receptors in analgesic pathways, cloned human opioid, orphan and chimeric receptors and the chemical synthesis of compounds that do not readily cross the blood-brain barrier.

We also maintain research efforts directed at the discovery and development of compounds that exert analgesic effects by targeting certain non-opioid receptors.

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

Background On Opioid Analgesia/Peripheral Receptors

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

Opioid Receptors Block Pain Transmission Signals.    Opioid receptors located on the surface of nerves that transmit pain signals block transmission of pain when activated by drugs specific for those receptors. There are three types of opioid receptors, mu, kappa and delta, each of which produces analgesia when activated. Virtually all marketed opioid analgesic drugs interact with mu-opioid receptors in the brain and spinal cord. When these central nervous system mu-opioid receptors are activated with opioid analgesics such as morphine, the perception of pain is reduced. However, activating these opioid receptors in the brain with morphine-like opioid analgesics often results in serious side effects such as sedation, decreased respiratory function and addiction. Because of the potential to cause addiction, drugs that are able to activate mu-opioid receptors in the brain (morphine-like opioid analgesics) are regulated, or scheduled, under the Controlled Substances Act.

Peripheral Opioid Receptors in the GI Tract.    Just as there are opioid receptors on peripheral nerves that regulate the transmission of pain signals into the spinal cord, there are also opioid receptors in the gastrointestinal tract that regulate functions such as motility and water secretion and absorption. Stimulation of these gastrointestinal mu-opioid receptors by morphine or other opioid analgesics causes constipation associated with opioid bowel dysfunction. Scientists have shown that blocking these receptors with opioid receptor antagonist drugs during administration of morphine or other opioid analgesics may prevent or reverse the effects of opioid bowel dysfunction. However, currently marketed opioid receptor antagonist drugs also cross the blood-brain barrier and enter the brain where they can block the primary pain relieving effects of opioid analgesics such as morphine. These findings have created the opportunity to develop a new class of opioid antagonists, like Entereg®, which, when taken with opioid analgesics, are designed to block the side effects of the opioid analgesics on the GI tract but not the desired analgesic activity of opioid drugs because they are designed not to cross the blood-brain barrier.

Collaboration and Other Agreements With Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $40 million related to the POI indication and up to $25 million related to the chronic OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop Entereg® for a number of acute and chronic indications which would potentially involve the use of Entereg® in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote Entereg® and share profits that result from the sale of product. For commercial sales of Entereg® for POI in the United States, Adolor would receive forty-five percent (45%) and GSK would receive fifty-five percent (55%) of the net sales less certain agreed upon costs, and subject to certain adjustments. After the first three years each party’s share would become fifty percent (50%). For commercial sales of Entereg® for OBD in the Unites States, Adolor would receive thirty-five percent (35%) and GSK would receive sixty-five percent (65%) of the net sales less certain agreed upon costs, and subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of twenty percent (20%). We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as OBD. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg® for all indications, and we would receive royalties on net sales, if any.

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

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg® on our behalf for a fee. Outside of the United States, we intend to rely on Glaxo for sales and marketing of Entereg®, and expect to supply Glaxo with bulk capsules for sale under a Supply Agreement we entered into with Glaxo in September 2004.

License Agreements

In November 1996, Roberts Laboratories Inc. (“Roberts”) licensed from Eli Lilly certain intellectual property rights relating to Entereg®. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg®. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg® receives regulatory approval, we are obligated to make a milestone payment of $900,000 under this agreement, as well as royalties on commercial sales of Entereg®. Our license to Entereg® expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

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

In July 2003, we entered into a license agreement with EpiCept under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, a $0.5 million payment to EpiCept in September 2005 and may make up to $20 million in additional milestone payments if certain clinical and regulatory goals are achieved. This license requires us to pay royalties on commercial sales, if any, of the sterile lidocaine patch.

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

We have rights to patents related to Entereg® which expire between 2011 and 2020, including a U.S. patent claiming composition of matter which expires in 2011. We expect that the composition of matter patent may be eligible for patent term extension. The scope of intellectual property protection provided during the period of patent term extension has been challenged in a number of legal cases. If we are granted patent term extensions for an Entereg® patent, we cannot be assured that any such extension will provide meaningful proprietary protection during the period of extension. One of the Entereg® related U.S. patents claims the use of Entereg® in postoperative ileus and another claims the combination of Entereg® plus an opioid agonist; both of these patents expire in 2020. These expiration dates are based on the presumption that the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid. We have licensed rights to patents and patent applications relating to the sterile lidocaine patch. There is no assurance that any patents we have licensed will provide any meaningful proprietary protection for the sterile lidocaine patch.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

•	the pending patent applications to which we have rights may not result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection, may not provide a basis for commercially viable products or provide us with any competitive advantages;

•	we may not be successful in developing additional proprietary technologies that are patentable;

•	our patents may be challenged by third parties, and

•	others may have patents that relate to our technology or business that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents.

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

The drug approval process

The process of drug development is complex and lengthy and the activities undertaken before a new pharmaceutical product may be marketed in the United States include:

•	discovery research;

•	preclinical studies;

•	submission to the FDA of an IND, which must become effective before human clinical trials commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission to the FDA of a NDA; and

•	FDA approval of the NDA prior to any commercial sale of the product.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as animal studies and other studies to assess the potential safety and efficacy of the product candidate. The results of preclinical studies are then submitted to the FDA as a part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to, or otherwise responds to, an IND submission, the IND becomes effective 30 days following its receipt by the FDA.

Human clinical trials are typically conducted in three sequential phases that may overlap:

•	Phase I: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In addition, it is sometimes possible to conduct a preliminary evaluation of efficacy in Phase I trials for analgesia.

•	Phase II: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted diseases and to determine optimal dosage and tolerance.

•	Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

After clinical trials have been completed, the sponsor must submit to the FDA the results of the preclinical and clinical testing, together with, among other things, detailed information on the manufacture and composition of the product, in an NDA. The FDA reviews the NDA and, if and when it determines that the data submitted are adequate to show that the product is safe and effective for its intended use, the FDA approves the NDA.

Other regulatory requirements

The FDA mandates that drugs be manufactured in conformity with current Good Manufacturing Practices (“cGMP”) regulations and at facilities approved to manufacture such drugs. If approval of an NDA is granted, requirements for labeling, advertising, record keeping and adverse experience reporting will also apply. In addition, if our products are approved for marketing by the FDA, we will be required to comply with several other types of state and federal laws applicable to pharmaceutical marketing. These laws include healthcare antikickback statutes and false claims statutes. Additionally, we may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, import, export, and customs regulations. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions, product seizures, non-coverage of our products under government health care programs or civil or criminal sanctions.

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

The federal Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be “scheduled” as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Because of the potential for abuse, drugs that are able to activate mu-opioid receptors in the brain (morphine-like opioid analgesics) are regulated, or scheduled, under the Controlled Substances Act. Any of our products that contain one of our product candidates in combination with narcotic analgesics will be subject to such regulation.

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

Employees

As of December 31, 2005, we had 177 full-time employees and 2 part-time employees, including 28 employees with Ph.D. or M.D. degrees. Ninety of our employees are engaged in research and development activities. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

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

Although we received an approvable letter from the FDA for Entereg® in POI, our NDA for Entereg® may not be approved. Study 314 results may not satisfy the FDA requirement for additional evidence of efficacy to support approval of our NDA.

In July 2005, we announced the receipt of an approvable letter from the FDA for Entereg® 12 mg capsules. Before the application for Entereg® may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Study 314. The FDA also indicated that we must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

After a meeting with the FDA regarding the approvable letter, we reported that the Study 314 design represented an adequate and well-controlled study, the results of which could potentially provide the additional proof of efficacy requested by the FDA in the approvable letter. The FDA confirmed that the GI2 endpoint, representing time to recovery of GI function, and defined as the last to occur of upper GI recovery (solid food) and lower GI recovery (bowel movement), was acceptable as the primary endpoint of the study. As with our previous studies, the FDA confirmed that the hazard ratio will be the measure used to determine statistical significance.

Although we believe Study 314 yielded positive results, there is no assurance that the FDA will conclude that the results of Study 314 or the results obtained in our prior studies support the approval of Entereg® in POI. Further, there is no assurance that the FDA will conclude that any reduction in median time to GI recovery observed in the studies included in our NDA and in Study 314 is clinically meaningful. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved. FDA approval of our NDA is contingent on many factors, including a favorable review of all preclinical and clinical data, as well as information with respect to the manufacture of Entereg®. We have targeted submission of a Complete Response to the FDA by June 2006. We may not achieve that target.

With regard to any studies we may conduct, including Study 314, the FDA or other regulatory agencies may evaluate the results of such study by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that may require additional time to accumulate, or that we are unable to provide.

Certain results from Phase III clinical trials showed that the differences in the primary endpoint analyses between Entereg® and placebos were not statistically significant.

Our Entereg® POI Phase III program initially consisted of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. Based on the results from these studies we submitted an NDA for Entereg® 12 mg capsules in June 2004. In study POI 14CL302, the difference from placebo in the primary endpoint, GI3, for the Entereg® 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo for GI3 was not statistically significant in either the Entereg® 6 mg or the 12 mg treatment groups. Even though the P-value for the 12 mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple dose comparisons, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P<0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P<0.05, the other dose comparison in that study needs to reach a significance level of P<0.025 to be considered statistically significant. In study POI 14CL306, GI3 was analyzed as one of the secondary efficacy endpoints, and the difference from placebo for this endpoint was not statistically significant.

Glaxo conducted a Phase III clinical study (Study 001) of Entereg® in POI in Europe, Australia and New Zealand. Our NDA was amended in April 2005 to include data from Study 001. In this study, the difference from placebo in the primary endpoint, GI3, was not statistically significant in either the 6 mg or 12 mg treatment groups.

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

We and Glaxo expect to continue to clinically evaluate Entereg® in both acute and chronic conditions. Glaxo has initiated Phase III clinical testing in OBD. We are conducting, or planning to conduct, additional studies of Entereg® in the United States. Unfavorable results in any study may adversely affect our ability to obtain FDA or other regulatory approval of Entereg®, and even if approved, may adversely affect market acceptance for Entereg®.

The most frequent adverse events in both the placebo and treatment groups in study POI 14CL302 were nausea, vomiting and abdominal distension. The most frequent adverse events in both the placebo and treatment groups in study POI 14CL313 were nausea, vomiting and hypotension. The most frequent adverse events in both the placebo and treatment groups in study POI 14CL306 were nausea, vomiting and constipation. The most frequent adverse events in both the placebo and treatment groups in study POI 14CL308 were nausea, vomiting and pruritis. The most frequent adverse events in both placebo and treatment groups in study POI 14CL314 were nausea, vomiting and abdominal distention.

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

In clinical study POI 14CL302, discontinuation rates were 21%, 16%, and 27% in the placebo group, 6 mg dose group and 12 mg dose group, respectively. This resulted in fewer efficacy evaluable patients in the placebo and 12 mg treatment groups compared to the 6 mg treatment group. Following the analysis of study POI 14CL302, we increased enrollment in studies POI 14CL313 and POI 14CL308, with the objective of potentially increasing the number of efficacy evaluable patients in each dose group in those studies. In study POI 14CL313 discontinuation rates were 30%, 23% and 19% in the placebo, 6 mg and 12 mg dose groups, respectively. In study POI 14CL308 discontinuation rates were 13%, 14% and 14% in the placebo, 6 mg and 12 mg treatment groups, respectively.

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

Our stock price may be volatile, and your investment in our stock could decline in value

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, since January 1, 2005, the closing price of our common stock reached a low of $8.09 per share on February 17, 2005 and a high of $24.42 per share on February 9, 2006.

The market price for our common stock is highly dependent on the success of our product development efforts, and in particular, clinical trial results and regulatory review results.

The following additional factors may have a significant impact on the market price of our common stock:

•	developments concerning our collaborations, including our collaboration with Glaxo;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	the general performance of the equity markets and, in particular, the biopharmaceutical sector of the equity markets.

Following periods of volatility and decline in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.

We have been named in a purported class action lawsuit and related derivative lawsuits.

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the our Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants our Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of us, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase III clinical trials for Entereg®. On November 12, 2004, the Derivative Plaintiff filed an amended

Complaint. On December 13, 2004, we filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, our directors and officers moved to dismiss the Complaint for failure to state a claim. Plaintiffs responded to the Company’s and our directors’ and officers’ motions on January 27, 2005. We and our directors and officers filed reply briefs on February 18, 2005.

We may become involved in additional litigation of this type in the future. Litigation of this type is often extremely expensive, highly uncertain and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of December 31, 2005 of approximately $103.1 million, together with the net proceeds of our public offering completed in February 2006 of approximately $135 million, will be sufficient to fund operations into 2008. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of December 31, 2005, we have incurred a cumulative net loss of approximately $306.8 million. During the calendar years ended December 31, 2005 and 2004, we incurred operating losses of approximately $60.2 million and $46.1 million, respectively, and net losses of approximately $56.8 million and $43.6 million, respectively. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the POI product has not been commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the other products defined as the Adolor Products under the collaboration agreement. If Glaxo terminates the collaboration agreement, we may not be able to find a new collaborator to replace Glaxo, and our business will be adversely affected.

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

We also expect to depend on third parties to manufacture product candidates we may acquire or in-license, including the sterile lidocaine patch product we in-licensed from EpiCept. We have no experience in manufacturing sterile lidocaine patch products and will need to develop our own internal capabilities and external relationships in that regard. We maintain a relationship with Corium International, Inc. under which Corium will engage in a development program to develop and scale up production of a sterile lidocaine patch product.

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

We believe that Progenics Pharmaceuticals, Inc. is developing methylnaltrexone for the treatment of indications like those being targeted by us in both the acute and chronic settings. There are products already on the market for use in treating irritable bowel syndrome which may be evaluated for utility in opioid induced bowel dysfunction. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we are, this could have a material adverse effect on our ability to reach the commercial market and sell our products.

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

Our Delta agonist IND has been put on clinical hold by the FDA.

We submitted an IND to the FDA in December 2005 for our novel Delta agonist product candidate, ADL5859. In January 2006 we announced the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase 1 protocol. Until this data is compiled and submitted and the clinical hold removed by the FDA, we will be unable to initiate human clinical trials of this compound.

The additional preclinical studies and Phase 1 protocol data and information we are able to provide may not be adequate for the FDA to remove the clinical hold on the ADL 5859 IND. Even if we are able to provide adequate data to the FDA to remove the clinical hold, we may not be successful in our Delta agonist development program. To date there are no selective Delta agonists approved by the FDA. Development of Delta agonists may not lead to commercially successful drugs.

Our business could suffer if we cannot attract, retain and motivate skilled personnel and cultivate key academic collaborations.

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. Our Chief Executive Officer is serving on an interim basis and we have commenced a search for a replacement CEO. We may not be successful in attracting a qualified individual to us. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel it could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance on any of our employees.

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

The pharmaceutical industry is subject to stringent regulation by a wide range of authorities. We cannot predict whether we will obtain regulatory clearance for any product candidate we develop. We cannot market a pharmaceutical product in the United States until it has completed rigorous preclinical testing and clinical trials and the FDA’s extensive regulatory premarket approval process. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources for research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. Since neither the FDA nor international regulatory authorities have approved peripherally restricted narcotic antagonist drugs for marketing, there is additional uncertainty as to whether our research and clinical approaches to developing new products for the pain management market will lead to drugs that the FDA will consider safe and effective for indicated uses. Before receiving FDA approval to market a product, we must demonstrate that the product candidate is safe and effective in the patient population that is intended to be treated. Outside the United States, our ability to market a product is also contingent upon receiving a marketing authorization from the appropriate regulatory authorities, and is subject to similar risks and uncertainties.

We do not know whether our current or future preclinical and clinical studies will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals, or will result in marketable products. Any failure to adequately demonstrate the safety and efficacy of our product candidates will prevent receipt of FDA and foreign regulatory approvals and, ultimately, commercialization of our product candidates. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development and regulatory interpretations of clinical benefit and clinical risk. Regulatory clearance that we may receive for a product candidate will be limited to those diseases and conditions for which we have demonstrated in clinical trials that the product candidate is safe and efficacious. Even if we receive regulatory approval for our product candidates we must comply with applicable FDA post marketing regulations governing manufacturing, promotion, labeling, and reporting of adverse events and other information, as well as other regulatory requirements. Failure to comply with applicable regulatory requirements could subject us to criminal penalties, civil penalties, recall or seizure of products, withdrawal of marketing approval, total or partial suspension of production or injunction, as well as other regulatory actions against our product or us.

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

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid Rebates. The majority of states also have statutes or regulations similar to the federal antikickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

The federal Controlled Substances Act might impose significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of certain of our product candidates.

The federal Controlled Substances Act imposes significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of controlled substances. Therefore, we must determine whether the Drug Enforcement Administration (“DEA”) would consider any of our product candidates to be a controlled substance. We believe that it is unlikely that any of our product candidates, other than those which may act on the central nervous system, may be subject to regulation as controlled substances.

Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the recordkeeping, reporting security, control and accounting systems required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in significant regulatory action, including civil, administrative or criminal penalties. In addition, individual state laws may also impose separate regulatory restrictions and requirements, including licenses, recordkeeping and reporting. We believe that it is unlikely that any of our product candidates, other than those which may act on the central nervous system, may be subject to regulation as controlled substances.

We are planning to develop products that contain alvimopan and an opioid. If we proceed with this development then we would be required to comply with the restrictions, licensing and regulatory requirements relating to controlled substances.

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

Before commencing clinical trials in humans, we must submit to the FDA an Investigational New Drug Application, or IND. The FDA may decide not to permit the clinical trial to go forward. In addition, we, or the FDA, may suspend ongoing clinical trials at any time if the subjects participating in the trials are exposed to unacceptable health risks, or if the FDA finds deficiencies in the IND application or the conduct of the trials.

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

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. Increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could adversely affect our and our collaborator’s ability to commercialize our products, decrease the price that any of our collaborators or we would receive for any products in the future, and may impede patients’ ability to obtain reimbursement under their insurance programs for our products.

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

These limitations make it more difficult for Glaxo to acquire us, even if such an acquisition would benefit our stockholders. The limitations do not prevent Glaxo, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants our Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with our public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

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

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

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

	High	Low
2004
First Quarter	$22.36	$13.26
Second Quarter	18.05	11.87
Third Quarter	13.88	8.73
Fourth Quarter	16.82	8.62
2005
First Quarter	$10.93	$7.94
Second Quarter	10.49	8.57
Third Quarter	12.19	8.28
Fourth Quarter	15.88	9.12

(b) Holders. As of February 9, 2006, there were approximately 155 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends. We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The Consolidated Statements of Operations data for the years ended December 31, 2005, 2004, and 2003, and our Consolidated Balance Sheet data as of December 31, 2005 and 2004, are derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report. The Consolidated Statements of Operations data for the years ended December 31, 2002 and 2001 and the Consolidated Balance Sheet data as of December 31, 2003, 2002 and 2001 are derived from audited Consolidated Financial Statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

Please see Note 2 to our Consolidated Financial Statements for an explanation of the method used to calculate the net loss allocable to common stockholders, net loss per share and the number of shares used in the computation of per share amounts.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations
Contract revenues	$15,719	$25,542	$20,727	$28,409	$1,387
Operating expenses incurred during the development stage:
Research and development	49,631	48,766	56,654	71,705	36,005
Marketing, general and administrative	26,293	22,870	17,648	21,693	15,229

Total operating expenses	75,924	71,636	74,302	93,398	51,234
Net other income	3,408	2,508	2,369	4,465	7,440

Net loss	$(56,797)	$(43,586)	$(51,206)	$(60,524)	$(42,407)

Basic and diluted net loss per share allocable to common stockholders	$(1.45)	$(1.12)	$(1.57)	$(1.94)	$(1.42)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	39,088	38,924	32,586	31,252	29,801

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$103,075	$162,324	$210,174	$153,985	$156,444
Working capital	89,664	149,081	195,531	140,290	149,708
Total assets	117,237	178,103	224,664	168,271	164,182
Deficit accumulated during the development stage	(306,763)	(249,967)	(206,380)	(155,174)	(94,649)
Total stockholders’ equity	66,693	123,160	165,279	100,728	152,781

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage biopharmaceutical corporation that was founded in 1993. Since our inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that we successfully develop. We have a number of product candidates in development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg® (alvimopan), is intended to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. For the global development and commercialization of Entereg® as a monotherapy, we are collaborating with Glaxo Group Limited (“Glaxo”) in multiple indications. Separately, we are also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, we are developing a sterile lidocaine patch, now in clinical development, for the treatment of postoperative incisional pain. Additional product candidates, including our Delta opioid agonist, are in preclinical development for the treatment of moderate-to-severe pain conditions.

Entereg® (alvimopan)

Opioid analgesics provide pain relief by stimulating opioid receptors located in the central nervous system. There are, however, opioid receptors throughout the body, including the GI tract. By binding to the receptors in the GI tract, opioid analgesics can slow gut motility and disrupt normal GI function that allows for the passage, absorption and excretion of ingested solid materials. This disruption can cause patients to experience significant discomfort and abdominal pain and may result in their reducing or eliminating their pain medication.

Entereg® is a small molecule, mu-opioid receptor antagonist intended to block the adverse side effects of opioid analgesics on the GI tract without affecting analgesia. We are developing Entereg® for both acute and chronic conditions. The acute indication currently under development is the management of postoperative ileus (POI), a GI condition characterized by the slow return of gut function that can result from GI or other surgeries. Entereg® is also being developed to treat opioid-induced bowel dysfunction (OBD), which is a condition characterized by a number of GI symptoms, including constipation, that often results from chronic use of opioid analgesics to treat persistent pain conditions.

POI Clinical Development Program

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. We have completed four Phase III clinical studies of Entereg® for the management of postoperative ileus (“POI”), and submitted a New Drug Application (“NDA”) for Entereg® 12 mg capsules to the FDA in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg® in POI conducted in Europe, Australia and New Zealand, (“Study 001”). Our NDA was amended in April 2005 to include data from Study 001.

In July 2005, we announced the receipt of an approvable letter from the FDA for Entereg® 12 mg capsules, under review for the management of POI by acceleration of GI function following bowel resection surgery. An approvable letter is a letter from the FDA to an NDA applicant indicating that the FDA may approve the NDA if specific additional information is submitted or specific conditions are agreed to. The approvable letter indicated that before the application for Entereg® may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from our Study 14CL314 (“Study 314”). The FDA also indicated that we must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

After a meeting with the FDA regarding the approvable letter, we reported that the FDA confirmed that the Study 314 design represented an adequate and well controlled study, the results of which could potentially provide the additional proof of efficacy requested by the FDA in the approvable letter. The FDA confirmed that the “GI2” endpoint, representing time to recovery of GI function, and defined as the last to occur of upper GI recovery (solid food) and lower GI recovery (bowel movement), was acceptable as the primary endpoint of the study. As it was with our previous studies, the FDA confirmed that the hazard ratio will be the measure used to determine statistical significance.

In February 2006, we announced top line results of Study 314. The Phase III study enrolled 654 patients scheduled to undergo large or small bowel resection surgery. For the primary GI2 endpoint of Study 314, a statistically significant difference was achieved as compared to placebo (Cox proportional hazard model) hazard ratio = 1.53; P<0.001. A statistically significant difference in favor of Entereg® was achieved for each of the secondary time to event endpoints.

We are targeting June 2006 for submission of a Complete Response to the FDA Approvable Letter for the pending NDA, which submission will include the results of Study 314.

Our Entereg® POI Phase III clinical program in support of the NDA submitted in June 2004 included four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg®. The primary endpoint in these three efficacy studies was time to recovery of GI function (“GI3”), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg® 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of the secondary endpoints in the study. Glaxo also completed a Phase III study (Study SB-767905/001), Study 001, evaluating Entereg® in POI. We have conducted an additional study in support of our pending NDA, Study 314. The protocol for Study 314 provides that the initial dose of Entereg® should be administered 30 to 90 minutes prior to surgery, as compared to our previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function, GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 has also been designed to evaluate certain secondary endpoints.

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

The hazard ratio measures the degree of difference between the study drug group and the placebo group. A hazard ratio of 1 would indicate no difference between the study drug group and the placebo group in the probability of achieving the endpoint. A hazard ratio of 1.5 means that subjects receiving drug are 50% more likely to achieve the endpoint, on average, during the course of the data collection period. Statistical analyses estimate the probability that an effect is produced by the drug. This probability is generally expressed as a “P value” which is an estimate of the probability that any difference measured between the drug group and the placebo group occurred by chance. For example, when a P value is reported as P<0.05, the probability that the study demonstrated a drug effect by chance is less than 5%.

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

Study 314.    In February 2006, we announced top-line results of our Phase III clinical study, POI 14CL314, which enrolled 654 patients scheduled to undergo large or small bowel resection. For the primary GI2 endpoint of Study 314, a statistically significant difference was achieved as compared to placebo (Cox proportional hazard model) hazard ratio = 1.53, P<0.001. A statistically significant difference in favor of Entereg® was achieved for each of the secondary time to event endpoints. Under the protocol patients were randomized to receive placebo or 12 mg of Entereg® twice daily. While GI3 was the primary endpoint for pivotal studies in the Company’s NDA, GI2 has been measured in each study. The data for the effect on time to GI2 recovery for bowel resection patients (MITT population) for the 12 mg dose of Entereg® as an additional analysis is as follows: in Study 302, the hazard ratio was 1.4 and the P-value 0.029; in Study 308, the hazard ratio was 1.365 and the P-value 0.017; in Study 313, the hazard ratio was 1.625 and the P-value <0.001; and in Study 001, the hazard ratio was 1.299 and the P-value 0.008.

OBD and Chronic Constipation Clinical Development Programs

Entereg® is being developed by Glaxo for the treatment of OBD in patients taking opioid analgesics for persistent pain conditions.

In September 2005, we and Glaxo announced the start of Phase III clinical testing to evaluate Entereg® for the treatment of opioid-induced bowel dysfunction (“OBD”). The Phase III clinical program, which is being led by Glaxo, is comprised of three studies with an expected enrollment of approximately 1,700 patients in North America, Europe and other parts of the world. Two of the three phase III OBD studies, Studies SB-767905/012 (“Study 012”) and SB-767905/013 (“Study 013”), are randomized, double-blind, placebo controlled, studies each designed to enroll approximately 480 adults who are taking opioid therapy for persistent non-cancer pain and have resulting OBD. Under the protocols, the patients are randomized to one of two Entereg® arms (0.5 mg. once daily or 0.5 mg. twice daily) or to placebo for twelve weeks of treatment. The primary objective of these confirmatory studies is to compare Entereg® with placebo for efficacy in the treatment of OBD. The primary efficacy endpoint is based on frequency of bowel movements. The third Phase III OBD study, Study SB-767905/014 (“Study 014”), is a randomized, double-blind, placebo controlled study designed to enroll approximately 750 adults who are taking opioid therapy for persistent non-cancer pain and have OBD. Under the protocol, the patients are randomized to Entereg® (0.5 mg. twice daily) or placebo for twelve months of treatment. The primary objective of this phase III long-term safety study is to compare Entereg® with placebo for safety and tolerability in the treatment of OBD. The primary safety endpoint is based on the frequency of reported adverse events.

Enrollment in Study 012 and Study 014 is complete and enrollment in Study 013 is ongoing. Assuming the Phase III program is successful, we anticipate that an NDA and corresponding European filing will be made in mid-2007. The Phase III program follows a Phase IIb study of Entereg® conducted by Glaxo, for which topline results were announced in March 2005. The Phase IIb study (SB-767905/011) evaluated Entereg® for treatment of OBD which results from the use of opioids in patients suffering from chronic pain.

In the Phase IIb study, in 522 non-cancer patients with OBD, all three oral Entereg® dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of spontaneous bowel movements (“SBM”) (defined as bowel movements with no laxative use in the previous 24 hours) over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg® 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg® 1mg, once daily treatment group and 4.17 SBM for the Entereg® 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg® treatment groups were statistically significantly different from placebo at the P<0.001 level. In this Phase IIb study adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg® treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea and GI adverse events were also the most common reason for study withdrawal.

In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg® in the primary or secondary endpoints, or in key subgroups.

Combination Product

We are developing an analgesic product candidate that combines Entereg® and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects.

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

We are developing a sterile lidocaine patch intended for the management of postoperative incisional pain. In September 2005, we announced the initiation of Study 29CL227. Study 29CL227 is a Phase II, double-blind, placebo-controlled, randomized, multicenter study of the sterile lidocaine patch enrolling 30 patients undergoing hernia repair surgery. The study’s primary objective is to evaluate the pharmacokinetics of the sterile lidocaine patch. Safety and tolerability will be evaluated for up to 72 hours, and preliminary efficacy data will be obtained to assess the analgesic effect during the 72-hour treatment period, as demonstrated by a reduction in pain scores measured by the 11-point Numeric Pain Rating Scale (“NPRS”).

Delta Agonist Program

We submitted an Investigational New Drug Application (IND) to the FDA for ADL5859, our novel oral compound, which was designed by our researchers to target the Delta opioid receptor. The Delta receptor is one of three opioid receptors that modulate pain. On January 30, 2006, we announced that the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase 1 protocol. Until this data is compiled and submitted and the clinical hold removed by the FDA, we will be unable to initiate human clinical trials on this compound.

Discovery / In-Licensing

We maintain a research effort directed at the discovery of compounds that elicit potential analgesic effects by targeting peripheral and central opioid receptors, as well as certain non-opioid receptors.

We believe there are opportunities to expand our product portfolio through the acquisition or in-licensing of products and/or product development candidates and intend to continue to explore and evaluate such opportunities.

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

Commercialization

We maintain a marketing organization to support our development efforts. We have also established a surgeon-focused sales force who are currently engaged in the detailing of Glaxo’s anti-thrombotic agent, Arixtra®, under our co-promotion arrangement with Glaxo. This sales force could also potentially focus on Entereg® if FDA approval is received.

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

Collaboration and Other Agreements With Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives including up to $40 million related to the POI indication and up to $25 million related to the chronic OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop Entereg® for a number of acute and chronic indications which would potentially involve the use of Entereg® in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote Entereg® and share profits that result from the sale of product. For commercial sales of Entereg® for POI in the United States, Adolor would receive forty-five percent (45%) and GSK would receive fifty-five percent (55%) of the net sales less certain agreed upon costs, and subject to certain adjustments. After the first three years each party’s share would become fifty percent (50%). For commercial sales of Entereg® for OBD in the United States, we would receive thirty-five percent (35%) and GSK would receive sixty-five percent (65%) of the net sales less certain agreed upon costs, and subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of twenty percent (20%). We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as OBD. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg® for all indications, and we would receive royalties on net sales, if any.

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

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our Consolidated Statements of Operations as cost reimbursement under collaborative agreement revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our Consolidated Statements of Operations.

License Agreements

In November 1996, Roberts licensed from Eli Lilly certain intellectual property rights relating to Entereg®. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg®. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg® receives regulatory approval, we are obligated to make a milestone payment of $900,000 under this agreement, as well as royalties on commercial sales of Entereg®. Our license to Entereg® expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

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

In July 2003, we entered into a license agreement with EpiCept Corporation under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, a $0.5 million payment to EpiCept in September 2005 and may make up to $20 million in additional milestone payments if certain clinical and regulatory goals are achieved. This license requires us to pay royalties on commercial sales, if any, of the sterile lidocaine patch.

We are a party to various license agreements that give us rights to use technologies and biological materials in our research and development processes. We may not be able to maintain such rights on commercially reasonable terms, if at all. Failure by us or our licensors to maintain such rights could harm our business.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements in conformity with U. S. generally accepted accounting principles requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. These critical accounting policies and estimates have been reviewed by our audit committee. The principal items in our Consolidated Financial Statements reflecting critical accounting policies or requiring significant estimates and judgments are as follows:

Stock Compensation—Through December 31, 2005 we applied Accounting Principal Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations, in accounting for stock options granted to employees. Under APB 25, compensation cost related to stock options is computed based on the intrinsic value of the stock option at the date of grant, reflected by the difference between the exercise price and the fair market value of our common stock. Since our November 2000 public offering we have generally granted options to employees with exercise prices equal to fair market value on the date of grant, and for such option grants we do not record compensation expense. Under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, compensation cost related to stock options granted to employees and non-employees is computed based on the value of the stock options at the date of grant using an option valuation methodology (typically the Black-Scholes model). SFAS No. 123 can be applied either by recording the SFAS No. 123 value of the options as compensation expense or by continuing to record the APB 25 value and by disclosing SFAS No. 123 compensation cost on a pro-forma basis in the notes to the Consolidated Financial Statements. Had we adopted the Black-Scholes model value provisions of SFAS No. 123, our losses in 2005, 2004, and 2003 would have been increased by approximately $7.0 million, $7.2 million and $5.3 million, respectively.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This statement amends FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of Statement No. 148, which were effective for financial statements issued after December 15, 2002, have been incorporated herein. See Recently Issued Accounting Pronouncements for a discussion of SFAS No. 123R.

Collaborative Agreement Revenues—We record deferred revenue for amounts received upfront under collaboration agreements in which we have continuing involvement, and we recognize such deferred amounts as revenue ratably over the estimated contract performance period. Such revenue recognition may be accelerated in the event of contract termination prior to completion of the expected performance period. Under the terms of the collaboration agreement with Glaxo we received a non-refundable and non-creditable upfront fee of $50.0 million and, in 2005, approximately $4.2 million of the $50.0 million up-front fee was recognized as revenue. We expect to recognize approximately $4.2 million per year as revenue through 2014, the estimated contract performance period.

Milestone fees are recorded as revenue when the milestone event is achieved.

Amounts reimbursable for costs incurred pursuant to the terms of collaboration agreements are recognized as revenue in the period in which the reimbursable costs are incurred. Such revenues are based on estimates of the reimbursable amount and are subject to verification by the collaborators. Accounts receivable from Glaxo of approximately $1.9 million at December 31, 2005 is related to estimated reimbursable expenses for the fourth quarter of 2005, and is subject to verification by Glaxo.

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

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as contract revenues. Cash, cash equivalents and short-term investments were approximately $103.1 million at December 31, 2005, and approximately $162.3 million at December 31, 2004, representing 87.9% and 91.1% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, principally United States Treasury obligations.

We believe that our current cash, cash equivalents and short-term investments, together with the net proceeds of our public offering completed in February 2006 of approximately $135 million, are adequate to fund operations into 2008 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the twelve months ended December 31, 2005 and 2004:

	Twelve Months Ended December 31,
	2005	2004
Net loss	$(56,796,630)	$(43,586,484)
Adjustments for non-cash operating items	2,685,813	3,480,341

Net cash operating loss	(54,110,817)	(40,106,143)
Net change in assets and liabilities	(4,357,600)	(5,660,553)

Net cash used in operating activities	(58,468,417)	(45,766,696)

Net cash provided by investing activities	53,116,295	46,306,488

Net cash provided by financing activities	145,804	1,056,423

Net Cash Used In Operating Activities and Operating Cash Flow Requirements Outlook

Our operating cash outflows for 2005 and 2004 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for Entereg®, license fees and compensation costs, as well as marketing, general and administrative expenses. These outflows were partially offset by cost reimbursement and milestone payments received from Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in 2006 and future periods will increase as a result of substantially increased research and development expenses relating to Entereg® and increased spending relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®. We maintain a surgeon-focused sales force that is currently engaged in the detailing of Arixtra® in support of our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo are scheduled to be reduced by half in 2006 and will cease thereafter, unless the agreement is reviewed or extended. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may license or acquire product candidates from others which would require additional cash outlays.

Contractual Commitments

Lease Payments

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31,
2006	$1,187,000
2007	1,162,000
2008	1,183,000
2009	1,218,000
2010	1,217,000
2011 and beyond	3,141,000

$9,108,000

Glaxo Collaboration Agreement

Under the terms of the Glaxo agreement, we will reimburse Glaxo for a portion of certain third party expenses incurred by them relating to Entereg®, pursuant to an agreed upon development plan and budget which is subject to annual review. We also expect to incur certain third party expenses ourselves relating to Entereg®, pursuant to an agreed upon development plan and budget, a portion of which are reimbursable to us by Glaxo. We expect to record these expenses as incurred.

Other Service Agreements

We have entered into various agreements for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $11.9 million will be payable in future periods under arrangements in place at December 31, 2005. Of this amount, approximately $3.1 million has been accrued for work estimated to have been completed as of December 31, 2005 and approximately $8.8 million relates to future performance under these arrangements.

License and Research Agreements

With regard to our lead product, Entereg®, we have commitments to Roberts and Eli Lilly. In November 1996, Roberts licensed from Eli Lilly certain intellectual property rights relating to Entereg®. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg®. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg® receives regulatory approval, we are obligated to make an additional milestone payment of $900,000 under this agreement, as well as royalties on commercial sales of Entereg®. Our license to Entereg® expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

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

In July 2003, we entered into a license agreement with EpiCept Corporation under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, a $0.5 million payment to EpiCept in September 2005 and may make up to $20 million in additional milestone payments if certain clinical and regulatory achievements are reached. We are also obligated to make ongoing payments to EpiCept on commercial sales of the sterile lidocaine patch.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the year ended December 31, 2005 and 2004 relates primarily to the maturities of investment securities. Capital expenditures in 2005 and 2004 were primarily for leasehold improvements associated with our leased facility, purchases of laboratory equipment, furniture and fixtures and office equipment.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash provided by financing activities for the year ended December 31, 2005 and 2004 relates primarily to the exercise of stock options.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Although we received an approvable letter from the FDA for Entereg® in July 2005, there is no assurance that the FDA will approve Entereg® in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $103.1 million as of December 31, 2005, together with the net proceeds of our public offering completed in February 2006 of approximately $135 million, will be sufficient to fund operations into 2008.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources”.

Revenues.    Revenues decreased in 2005 as compared to 2004 primarily due to the recognition in 2004 of $10.0 million in milestone revenue received from Glaxo. Additionally, cost reimbursement revenues decreased as a result of a decrease in expenses incurred by us which are reimbursable by Glaxo under our collaboration agreement. These decreases were partially offset by a revenue increase in 2005 as compared to 2004 of $4.2 under our co-promotion arrangement with Glaxo relating to Arixtra®.

Revenues increased in 2004 as compared to 2003 primarily due to the recognition of $10.0 million in milestone revenue received from Glaxo in 2004. This increase was partially offset by a reduction in cost reimbursement revenues relating to a decrease in expenses incurred by us which are reimbursable by Glaxo under the collaboration agreement.

Research and Development Expenses.    Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses increased to approximately $49.6 million for the year ended December 31, 2005 from approximately $48.8 million for the year ended December 31, 2004. This increase was due to increased expense for reimbursements owed Glaxo relating to the OBD program, an increase in expenses related to Study 314, increased expenses associated with other development programs and increased personnel costs. These increases were partially offset by the recognition of $4.5 million in license fee expense related to Entereg® in 2004.

Research and development expenses decreased to approximately $48.8 million for the year ended December 31, 2004 from approximately $56.7 million for the year ended December 31, 2003 due principally to a decrease of approximately $9.1 million in expenditures associated with clinical testing of Entereg®, and a decrease of approximately $1.9 million in manufacturing development expenses, offset partially by an increase of approximately $2.4 million in license fees.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory, and overhead related expenses. These expenses totaled $21.8 million, $21.1 million and $21.6 million in the years ended December 31, 2005, 2004, and 2003, respectively, and are largely related to our Entereg® development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Years Ended December 31,
	2005	2004	2003
Entereg® Program	$20,926,219	$24,893,900	$29,628,072
Sterile Patch Program	2,025,581	1,839,580	2,785,863
Delta Program	2,797,485	—	—
Other Programs	2,053,492	1,001,391	2,728,202

Total	$27,802,777	$27,734,871	$35,142,137

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

Marketing, General and Administrative Expenses.    Our marketing, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $26.3 million, $22.9 million and $17.6 million, respectively.

The increase in 2005 is principally related to increased personnel expenses, including expenses associated with our sales force. The increase was partially offset by decreased legal fees. The increase in marketing, general and administrative expenses in 2004 as compared to 2003 is principally related to increased marketing-related expenses associated with a possible launch of Entereg®, and increased personnel expenses and professional fees.

Net Other Income.    Our other income increased in 2005 due to higher net returns on cash balances and short term investments. Our other income increased in 2004 as compared to 2003 due to an increase in average investment balance and higher interest rates in 2004 as compared to 2003.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2005 aggregated approximately $306.8 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in 2006 will increase as a result of substantially increased research and development expenses relating to Entereg® and increased expenses relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®.

We maintain a surgeon-focused sales force that is currently engaged in the detailing of Arixtra® under our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo will be reduced in half in 2006. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

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

Income Taxes

As of December 31, 2005, we had approximately $196.9 million of Federal and $194.4 million of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2009 and 2006, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $2.0 million annual limitation. At December 31, 2005, we also had approximately $6.9 million of Federal and $836,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

Recently Issued Accounting Pronouncements

The FASB issued SFAS No. 123R, “Share-Based Payment”, in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the equity-based compensation as of the date of grant. This statement replaces the guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB No. 25, “Accounting for Stock Issued to Employees”. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. In addition, the SEC issued SAB No. 107, “Share-Based Payment” in March 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective basis transition method. Under this method, compensation cost is recognized for share-based payments to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of the date of adoption are based on the same estimate of grant-date fair value and the same recognition method used previously under SFAS 123. The value of each option is estimated as of the grant date using the Black-Scholes option pricing model. The Company will recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period. We expect that the adoption of SFAS 123(R) will have a material impact on our results of operations. The financial statement impact will be dependent on the future stock-based awards and any unvested stock options outstanding at the date of adoption. Our net loss for the years ended December 31, 2005, 2004 and 2003 would have been increased by approximately $7.0 million, $7.2 million and $5.3 million, respectively, had we adopted SFAS No. 123.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets are investment grade fixed income securities, principally U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2005 totaled $101.3 million, and the weighted-average interest rate was approximately 3.25% with maturities of investments ranging up to 9 months.

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

For the year ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and our Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The management of Adolor Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) or 15d – 15(f) promulgated under the Securities Exchange Act of 1934, as amended. Adolor’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Adolor’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

Adolor’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adolor Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Adolor Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adolor Corporation management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Adolor Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Adolor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Adolor Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and for the period from August 9, 1993 (inception) to December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 2, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We incorporate by reference the information contained under the captions “Election of Directors, Item 1 on Proxy Card”, “Executive Officers of the Registrant” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 11.	EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the caption “Compensation Tables” in our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We incorporate by reference the information contained under the captions “Security Ownership of Certain Beneficial Owners and Directors and Officers” and “Other Forms of Compensation” in our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate by reference the information contained under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information contained under the caption “Ratification of Appointment of Independent Accountants—Report of the Audit Committee—Audit Fees; Audit-Related Fees; Tax Fees; All Other Fees” in our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

Reference is made to the Index to Consolidated Financial Statements on page F-1 of this Annual Report.

2. Financial Statement Schedules

None

(b)	Exhibits

Reference is made to the Exhibit Index on page 47 of this Annual Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2006

ADOLOR CORPORATION

By:	/s/ DAVID M. MADDEN
Name:	David M. Madden
Title:	Interim President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. MADDEN David M. Madden	Interim President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ THOMAS P. HESS Thomas P. Hess	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2006

/s/ ARMANDO ANIDO Armando Anido	Director	March 3, 2006

/s/ PAUL GODDARD Paul Goddard	Director	March 3, 2006

/s/ GEORGE V. HAGER, JR. George V. Hager, Jr.	Director	March 3, 2006

/s/ CLAUDE H. NASH Claude H. Nash	Director	March 3, 2006

/s/ ROBERT T. NELSEN Robert T. Nelsen	Director	March 3, 2006

/s/ DONALD E. NICKELSON Donald E. Nickelson	Director	March 3, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Adolor (incorporated by reference to Exhibit 3.1 to the Report on Form 10-Q filed by the Company on May 17, 2001).

3.2	Restated Bylaws of the Company as amended February 26, 2004 (incorporated by reference to Exhibit 3.2 to Report on Form 10-K filed by the Company on March 4, 2004).

4.1

Rights Agreement, dated as of February 20, 2001, between Adolor and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on February 23, 2001), which included as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8-A, dated February 22, 2001.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 3 to the Registration Statement filed by the Company on March 21, 2000).

10.1	Amended and Restated 1994 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 on Form 10-Q filed by the Company on August 7, 2003). [4]

10.2	Adolor Corporation 2003 Stock-Based Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Report on Form 10-K filed by the Company on March 4, 2004). [4]

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

10.6

Collaboration Agreement dated as of April 14, 2002, by and between the Company and Glaxo Group Limited (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on December 22, 2005). [2]

10.7	Amendment No. 1, dated as of June 22, 2004, to the Collaboration Agreement with Glaxo Group Limited (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on August 4, 2004).

10.8

Amendment No. 2, dated December 22, 2004, to Collaboration Agreement between Glaxo Group Limited and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on February 25, 2005). [2]

10.9

Distribution Services Agreement between SmithKline Beecham Corporation and the Company, dated June 29, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 4, 2004). [2]

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

Exhibit Number	Description
10.13	ROW Supply Agreement dated September 13, 2004 between Glaxo Group Limited and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on September 15, 2004). [2]

10.14	License Agreement between the Company and EpiCept Corporation dated as of July 23, 2003 and Amendment No. 1. [1,3]

10.15

Scale Up and Commercial Supply Agreement between the Company and Corium International, Inc., dated November 16, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed by the Company on December 22, 2005) [2]

10.16	Consulting Agreement between the Company and Paul Goddard dated as of July 28, 2003 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed by the Company on August 7, 2003). [4]

10.17	First Amendment to Consulting Agreement between the Company and Paul Goddard (incorporated by reference to Exhibit 10.7 to Form 10-Q filed by the Company on August 4, 2004). [4]

10.18	Adolor Corporation Executive Severance Pay Program (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on November 1, 2002). [4]

10.19	Letter Agreement between the Company and Bruce A. Peacock, dated April 22, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 25, 2002). [4]

10.20	Letter Agreement between the Company and Martha E. Manning, dated June 30, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 13, 2002). [4]

10.21	Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002 (incorporated by reference to Exhibit 10.15 to Form 10-K filed by the Company on March 18, 2003). [4]

10.22

Amendment dated January 26, 2004 to Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-K filed by the Company on March 4, 2004). [4]

10.23	Letter Agreement between the Company and David Jackson, dated January 10, 2001 (incorporated by reference to Exhibit 10.16 to Form 10-K filed by the Company on March 18, 2003). [4]

10.24	Agreement dated April 22, 2002 between the Company and Bruce A. Peacock (incorporated by reference to Exhibit 10.21 to Form 10-K filed by the Company on March 18, 2003). [4]

10.25	Letter Agreement between the Company and James E. Barrett, Ph.D., dated June 23, 2004 (incorporated by reference to Exhibit 10.6 to Form 10-Q filed by the Company on August 4, 2004). [4]

10.26	Letter Agreement between the Company and James Barrett dated October 7, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 7, 2005). [4]

10.27	Letter Agreement between the Company and Thomas Hess dated September 16, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 31, 2005). [4]

10.28	Letter Agreement between the Company and David Madden dated August 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 2, 2005). [4]

10.29	Letter Agreement between the Company and Roger D. Graham, Jr. dated as of April 14, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on April 19, 2005.) [4]

10.30	Summary of 2006 Executive Officer Base Salary. [1,4]

10.31	Option Agreement between the Company and Bruce A. Peacock, dated as of April 22, 2002 (incorporated by reference to Exhibit 10.19 to Form 10-K filed by the Company on March 18, 2003). [4]

Exhibit Number	Description
10.32	Option Agreement between the Company and Bruce A. Peacock, dated as of April 22, 2002 (incorporated by reference to Exhibit 10.20 to Form 10-K filed by the Company on March 18, 2003). [4]

10.33	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 1, 2005).

10.34	Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on January 10, 2005). [4]

21.1	Adolor Finance LLC as Subsidiary. [1]

23.1	Consent of KPMG LLP. [1]

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.
[2]	Confidential treatment granted.
[3]	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
[4]	Compensation plan or arrangement in which directors and executive officers are eligible to participate.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements, and the related Notes thereto, of Adolor Corporation and subsidiary and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets at December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, and for the period from August 9, 1993 (inception) to December 31, 2005	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003, and for the period from August 9, 1993 (inception) to December 31, 2005	F-5
Consolidated Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2002, and for the years ended December 31, 2003, 2004 and 2005	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003, and for the period from August 9, 1993 (inception) to December 31, 2005	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Adolor Corporation:

We have audited the accompanying consolidated balance sheets of Adolor Corporation (a development-stage company) and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and for the period from August 9, 1993 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the management of Adolor Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adolor Corporation (a development-stage company) and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, and for the period from August 9, 1993 (inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Adolor Corporation and subsidiary as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 2, 2006

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,729,099	$6,935,417
Short-term investments (Note 3)	101,346,020	155,388,108
Accounts receivable from agreements (Note 4)	3,214,834	3,363,876
Prepaid expenses and other current assets	2,452,191	2,542,693

Total current assets	108,742,144	168,230,094
Equipment and leasehold improvements, net (Note 5)	8,197,470	9,773,291
Other assets	297,003	100,000

Total assets	$117,236,617	$178,103,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,353,296	$3,103,409
Accrued expenses (Note 6)	11,395,407	11,716,232
Deferred licensing fees and rent—current (Notes 4 & 5)	4,329,192	4,329,192

Total current liabilities	19,077,895	19,148,833
Deferred licensing fees and rent—non-current (Notes 4 & 5)	31,465,432	35,794,635

Total liabilities	50,543,327	54,943,468

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $.0001 per share; 99,000,000 shares authorized; 39,106,362 and 39,080,345 shares issued and outstanding at December 31, 2005 and 2004, respectively (Note 7)	3,911	3,908
Additional paid-in capital	373,751,232	373,605,431
Deferred compensation	(1,263)	(19,465)
Unrealized losses on available for sale securities (Note 3)	(297,460)	(463,457)
Deficit accumulated during the development stage	(306,763,130)	(249,966,500)

Total stockholders’ equity	66,693,290	123,159,917

Total liabilities and stockholders’ equity	$117,236,617	$178,103,385

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2005, 2004 and 2003, and for the period from

August 9, 1993 (inception) to December 31, 2005

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2005
	2005	2004	2003
Contract revenues (Note 4)	$15,718,876	$25,541,627	$20,726,637	$91,988,168

Operating expenses incurred during the development stage:
Research and development	49,630,590	48,765,515	56,653,827	302,722,467
Marketing, general and administrative	26,292,904	22,870,535	17,648,178	119,967,866

Total operating expenses	75,923,494	71,636,050	74,302,005	422,690,333

Other income (expense):
Interest income	3,401,345	2,509,519	2,421,312	24,288,289
Other income (expense)	6,643	(1,580)	(52,163)	(349,254)

Total other income (expense)	3,407,988	2,507,939	2,369,149	23,939,035

Net loss	(56,796,630)	(43,586,484)	(51,206,219)	(306,763,130)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	48,905,779

Net loss allocable to common stockholders	$(56,796,630)	$(43,586,484)	$(51,206,219)	(366,215,223)

Basic and diluted net loss per share allocable to common stockholders	$(1.45)	$(1.12)	$(1.57)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	39,088,126	38,923,681	32,585,928

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31, 2005, 2004 and 2003,

and the period August 9, 1993 (inception) to December 31, 2005

	Years ended December 31,			Period from August 9, 1993 (inception) to December 31, 2005
	2005	2004	2003
Net loss	$(56,796,630)	$(43,586,484)	$(51,206,219)	$(306,763,130)

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	165,997	(684,681)	(122,723)	(297,460)
Realized loss on available for sale securities	7,385	114,086	29,348	30,957

Comprehensive loss	$(56,623,248)	$(44,157,079)	$(51,299,594)	$(307,029,633)

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004, and 2005

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	424,516	—	—	—	424,516
Interest receivable converted to principal on employee notes	—	—	(118,873)	—	—	—	(118,873)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(70,246)	(7)	(1,706,296)	1,706,303	—	—	—
Exercise of stock options	2,119,731	212	2,658,258	—	—	—	2,658,470
Unrealized gain on investments	—	—	—	—	343,947	—	343,947
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,375,779	—	—	—	95,376,469
Reduction of estimated offering costs	—	—	400,000	—	—	—	400,000
Net proceeds from issuance of newly registered shares of common stock	3,000,000	300	58,962,347	—	—	—	58,962,647
Issuance of common stock for bonus awards and under an employment agreement	7,350	—	320,307	(2,172)	—	—	318,135
Deferred compensation resulting from grant of stock options	—	—	23,766,004	(23,766,004)	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(28,555)	2,884,232	—	—	2,855,677
Amortization of deferred compensation	—	—	—	15,549,770	—	—	15,549,770
Net loss	—	—	—	—	—	(155,173,797)	(155,173,797)

Balance, December 31, 2002	31,494,237	$3,149	$259,261,455	$(3,707,038)	$343,947	$(155,173,797)	$100,727,716

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004 and 2005

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2002	31,494,237	$3,149	$259,261,455	$(3,707,038)	$343,947	$(155,173,797)	$100,727,716
Payments on notes granted to employees for stock options	—	—	546,681	—	—	—	546,681
Interest receivable converted to principal on employee notes	—	—	(10,051)	—	—	—	(10,051)
Forfeiture of stock and stock options	(1,001)	—	—	—	—	—	—
Exercise of stock options	386,798	39	1,029,322	—	—	—	1,029,361
Issuance of common stock for bonus awards and under an employment agreement	9,259	1	(96,537)	—	—	—	(96,536)
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Unrealized loss on investments	—	—	—	—	(122,723)	—	(122,723)
Net proceeds from issuance of newly registered shares of common stock	6,900,000	690	111,584,379	—	—	—	111,585,069
Deferred compensation resulting from grant of stock options adjustment	—	—	145,007	(145,007)	—	—	—
Cancellations and accelerated amortization of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(318,827)	567,482	—	—	248,655
Amortization of deferred compensation	—	—	—	2,526,975	—	—	2,526,975
Net loss	—	—	—	—	—	(51,206,219)	(51,206,219)

Balance, December 31, 2003	38,793,122	3,879	372,191,435	(757,588)	221,224	(206,380,016)	165,278,934
Payments on notes granted to employees for stock options	—	—	2,754	—	—	—	2,754
Interest receivable converted to principal on employee notes	—	—	(2,935)	—	—	—	(2,935)
Exercise of stock options	287,223	29	1,056,575	—	—	—	1,056,604
Unrealized loss on investments	—	—	—	—	(684,681)	—	(684,681)
Deferred compensation resulting from grant of stock options adjustment	—	—	357,602	(357,602)	—	—	—
Amortization of deferred compensation	—	—	—	1,095,725	—	—	1,095,725
Net loss	—	—	—	—	—	(43,586,484)	(43,586,484)

Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917
Payments on notes granted to employees for stock options	—	—	15,742	—	—	—	15,742
Interest receivable converted to principal on employee notes	—	—	(3,136)	—	—	—	(3,136)
Exercise of stock options	26,017	3	133,195	—	—	—	133,198
Unrealized gain on investments	—	—	—	—	165,997	—	165,997
Amortization of deferred compensation	—	—	—	18,202	—	—	18,202
Net loss	—	—	—	—	—	(56,796,630)	(56,796,630)

Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003, and for the period from

August 9, 1993 (inception) to December 31, 2005

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2005
	2005	2004	2003
Net cash flows from operating activities:
Net loss	$(56,796,630)	$(43,586,484)	$(51,206,219)	$(306,763,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	18,202	1,095,725	2,679,095	22,516,604
Non-cash warrant value	—	—	—	60,000
Depreciation expense	2,690,082	2,384,616	1,854,195	10,289,151
Non-cash benefit from the trade of equipment	—	—	—	120,000
(Gain)/Loss on the sale of equipment	(22,471)	—	41,412	(42,698)
Issuance of common stock for technology license agreements	—	—	50,006	56,256
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	149,042	(284,119)	4,422,622	(3,214,834)
Prepaid expenses and other current assets	90,502	403,561	114,916	(2,452,191)
Other assets	(197,003)	69,915	6,650	(297,003)
Accounts payable	249,887	1,560,710	(63,066)	3,353,296
Accrued expenses	(320,825)	(3,243,944)	(3,463,637)	11,395,407
Deferred licensing fees and rent	(4,329,203)	(4,166,676)	(4,596,499)	35,794,624

Net cash used in operating activities	(58,468,417)	(45,766,696)	(50,160,525)	(229,184,518)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,117,035)	(2,456,012)	(6,642,373)	(18,720,102)
Proceeds from the sale of equipment	25,245	—	—	169,518
Purchases of short-term investments	(73,230,372)	(204,047,348)	(260,410,834)	(851,282,110)
Maturities/sales of short-term investments	127,438,457	252,809,848	172,770,061	749,638,630

Net cash provided by / (used in) investing activities	53,116,295	46,306,488	(94,283,146)	(120,194,064)

Net cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	133,198	1,056,604	1,029,361	3,826,889
Proceeds from notes payable—related parties	—	—	—	1,000,000
Proceeds from notes payable	—	—	93,824	1,832,474
Payment of notes payable	—	—	(129,380)	(1,832,474)
Proceeds received on notes receivable	15,742	2,754	546,681	989,693
Interest receivable converted to principal on notes	(3,136)	(2,935)	(10,051)	(134,995)
Net proceeds from issuance of common stock	—	—	111,585,069	266,324,185

Net cash provided by financing activities	145,804	1,056,423	113,115,504	351,107,681

Net increase (decrease) in cash and cash equivalents	(5,206,318)	1,596,215	(31,328,167)	1,729,099
Cash and cash equivalents at beginning of period	6,935,417	5,339,202	36,667,369	—

Cash and cash equivalents at end of period	$1,729,099	$6,935,417	$5,339,202	$1,729,099

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,828	$1,580	$10,751	$240,438

Supplemental disclosure of non-cash financing activities:
Unrealized gains (losses) on available for sale securities	$165,997	$(684,681)	$(122,723)	$(297,460)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	357,602	145,007	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor (“the Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg® in multiple indications. The Company is also planning the development of a product that combines alvimopan with an opioid analgesic. Another product candidate is a sterile lidocaine patch, which is in clinical development for treating postoperative incisional pain. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration and co-promotion agreements with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through December 31, 2005 aggregated approximately $306.8 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg®.

2.	BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The wholly owned subsidiary was dissolved in June 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Short-term Investments

The Company’s entire portfolio of short-term investments is currently classified as available for sale and is stated at fair value as determined by quoted market values. Investments are held in investment grade fixed income securities including United States Treasury obligations and corporate securities. All investments are considered short-term and are classified as current assets, including securities with maturities in excess of one year, as management has the option to sell them at any time. Changes in net unrealized gains and losses are included as a separate component of stockholders’ equity and comprehensive loss. For purposes of determining realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any other-than-temporary losses.

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

Revenue Recognition

The Company records a liability for deferred revenue for amounts received as upfront payments under collaboration agreements in which the Company has continuing involvement. The Company recognizes such deferred amounts as revenue ratably over the estimated contract performance period. Such revenue recognition may be accelerated in the event of contract termination prior to completion of the expected performance period. Milestone amounts are recorded as revenue when the milestone event is achieved. Amounts reimbursable for costs incurred pursuant to the terms of collaboration and co-promotion agreements are recorded as revenue in the period in which the reimbursable cost is incurred. Such revenues are determined based on estimates of the reimbursable amount and are subject to verification by the collaborators.

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

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with U. S. generally accepted accounting principles require management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. The estimates we make are principally in the areas of contract revenue recognition and research and development expense accrual. Actual results could differ materially from those estimates.

Stock-Based Compensation

Through December 31, 2005, the Company accounted for stock option issuances to employees and members of the Board of Directors in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company does not record compensation expense on options granted to employees with exercise prices equal to fair market value at date of grant. Deferred compensation is recorded only to the extent that the current estimated fair value of the underlying stock exceeds the exercise price of the options on the date of grant. Such deferred compensation is amortized on a straight-line basis over the respective vesting periods of such option grants.

Had the Company determined compensation cost under SFAS No. 123 for options granted based on the fair value method the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(56,796,630)	$(43,586,484)	$(51,206,219)
Add: Stock-based employee compensation expense included in reported net loss	18,202	598,223	2,461,017
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards	(7,055,750)	(7,763,839)	(7,740,796)

Pro forma net loss	$(63,834,178)	$(50,752,100)	$(56,485,998)

Loss per share:
Basic and diluted—as reported	$(1.45)	$(1.12)	$(1.57)
Basic and diluted—pro forma	$(1.63)	$(1.30)	$(1.73)

The weighted average fair value of the options granted during 2005, 2004 and 2003, is estimated at $5.19, $6.86, and $5.60, per share, respectively, using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero; volatility of 68 percent, 48 percent, and 50 percent, respectively; weighted average risk-free interest rate of between 3.64 and 4.55 percent, between 2.81 and 4.01 percent, and between 2.10 and 3.52 percent, respectively; and an expected life of 4.0 years.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Recently Issued Accounting Pronouncements

The FASB issued SFAS No. 123R, “Share-Based Payment”, in December 2004. This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in a company’s income statement and that such cost be measured at the fair value of the equity-based compensation as of the date of grant. This statement replaces the guidance in SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB No. 25, “Accounting for Stock Issued to Employees”. This statement will be effective for financial statements relating to fiscal periods beginning after June 15, 2005. In addition, the SEC issued SAB No. 107, “Share-Based Payment” in March 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective basis transition method. Under this method, compensation cost is recognized for share-based payments to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. Measurement and recognition of compensation cost for awards that were granted prior to, but not vested as of the date of adoption are based on the same estimate of grant-date fair value and the same recognition method used previously under SFAS 123. The value of each option is estimated as of the grant date using the Black-Scholes option pricing model. The Company will recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period. Management expects that the adoption of SFAS 123(R) will have a material impact on our results of operations. The financial statement impact will be dependent on the future stock-based awards and any unvested stock options outstanding at the date of adoption.

The Company’s net loss for the years ended December 31, 2005, 2004 and 2003 would have been increased by approximately $7.0 million, $7.2 million and $5.3 million, respectively had the Company adopted SFAS No. 123.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months at December 31, 2005, and all such investments have maturities of less than one year. All investments are classified as “available for sale” and are considered current assets as management has the ability and intent to sell them at any time.

The following summarizes the short-term investments at December 31, 2005 and 2004:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government obligations & agencies	$101,643,480	$—	$(297,460)	$101,346,020

December 31, 2005	$101,643,480	$—	$(297,460)	$101,346,020

Corporate bonds	$2,050,510	$—	(9,290)	$2,041,220
US Government obligations & agencies	153,801,055	—	(454,167)	153,346,888

December 31, 2004	$155,851,565	$—	$(463,457)	$155,388,108

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4.	CONTRACT REVENUES

Contract revenues consist of the following:

	Year Ended December 31,
	2005	2004	2003
Cost reimbursement under collaborative agreement	$7,322,200	$11,374,951	$16,141,916
Co-promotion revenue	4,230,000	—	—
Amortization of up-front license fees	4,166,676	4,166,676	4,584,721
Milestone payments	—	10,000,000	—

Total revenue	$15,718,876	$25,541,627	$20,726,637

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $4.2 million was recognized in each of the years ended December 31, 2005, 2004 and 2003. In the third quarter of 2004, upon acceptance for review of the Company’s NDA by the FDA, and under the terms of the collaboration agreement, the Company recognized $10.0 million in milestone revenue received from Glaxo.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the Consolidated Statements of Operations as contract revenues. The Company recorded contract revenues of approximately $7.3 million, $11.4 million and $16.1 million, respectively, in the years ended December 31, 2005, 2004 and 2003 under this arrangement. As of December 31, 2005 and 2004, approximately $1.9 million and $3.4 million, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement. The Company also had a $1.3 million receivable from Glaxo at December 31, 2005 related to co-promotion activities.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the postoperative ileus (“POI”) product has not been commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the other products defined as the Adolor products under the collaboration agreement.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 31,
	2005	2004
Laboratory, computer and office equipment	$10,044,875	$9,469,351
Furniture, fixtures and leasehold improvements	7,051,207	6,885,017

	17,096,082	16,354,368
Less accumulated depreciation and amortization	(8,898,612)	(6,581,077)

	$8,197,470	$9,773,291

In 2004, management conducted a review of its accounting for the lease of its corporate headquarters, which was entered into in 2003. The Company did not account for a tenant improvement allowance provided by the landlord on the Consolidated Balance Sheets or on the Consolidated Statements of Cash Flows. Management determined that the appropriate accounting under generally accepted accounting principles required that the allowance be recorded as a deferred rent liability on the Consolidated Balance Sheets and as a component of operating activities on the Consolidated Statements of Cash Flow. As a result, the Company recorded a leasehold improvement of approximately $1.4 million relating to a tenant allowance and a corresponding deferred rent liability at December 31, 2004. The deferred rent liability is amortized over the lease term as a reduction of rent expense and the addition to leasehold improvements is amortized over the useful life of the improvement. The Company corrected the lease accounting as of December 31, 2004 as management determined that the amounts are immaterial to the financial statements of prior periods.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2004
Clinical development costs	$1,885,916	$2,047,411
Manufacturing costs	517,837	3,051,055
Consulting and other costs	729,998	1,736,045
Collaboration agreement expenses	4,690,259	1,814,721
Professional fees	411,525	535,100
Personnel related costs	3,159,872	2,531,900

	$11,395,407	$11,716,232

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7.	COMMON STOCK AND COMMON STOCK OPTIONS

In 2003 the Company sold 6.9 million shares of common stock at $17.25 per share. The proceeds of the offering were approximately $111.6 million, net of offering costs.

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

Stock Options

The Company’s 1994 Amended and Restated Equity Compensation Plan, as amended (the “1994 Plan”), and 2003 Stock-Based Incentive Compensation Plan (the “2003 Plan”), together known as the Plans, allow for the granting of incentive and nonqualified stock options to employees, directors, consultants and contractors to purchase an aggregate of 8,850,000 shares of the Company’s common stock. The options are exercisable generally for a period of seven to ten years from the date of grant and vest over terms ranging from immediately to four years. Additionally, in 2002, the Company granted its former Chief Executive Officer options to purchase 540,000 shares of common stock outside of the Plans.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

A summary of option activity from January 1, 2003 to December 31, 2005, is as follows:

	Number of options	Exercise Price per share
Balance, January 1, 2003	2,933,389
Granted	1,021,790	11.26-20.14
Exercised	(386,798)	.21-17.59
Cancelled	(140,583)	.21-27.99

Balance, December 31, 2003	3,427,798
Granted	1,305,915	10.65-22.24
Exercised	(287,223)	.35-16.73
Cancelled	(443,830)	3.50-22.24

Balance, December 31, 2004	4,002,660
Granted	1,722,350	8.22-15.49
Exercised	(26,017)	.38-13.24
Cancelled	(1,348,219)	8.22-27.99

Balance, December 31, 2005	4,350,774

A summary of options outstanding and exercisable by price range at December 31, 2005, is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining option life	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)
$0.00—2.79	110,029	4.2	$2.30	110,029	$2.30
$2.80—5.59	109,258	4.6	$3.50	109,258	$3.50
$5.60—8.39	—	—	—	—	—
$8.40—11.19	1,797,277	9.0	$9.61	331,945	$9.93
$11.20—13.99	808,092	6.6	$12.91	588,597	$13.06
$14.00—16.79	579,691	6.8	$15.42	486,244	$15.48
$16.80—19.59	244,047	6.2	$18.39	167,737	$18.30
$19.60—22.39	702,380	6.9	$21.10	434,888	$21.06

	4,350,774		$13.00	2,228,698	$14.08

There were 478,881 and 1,201,248 options available for future grant under the 1994 Plan and the 2003 Plan, respectively, as of December 31, 2005. The Company has reserved 6,030,903 shares of common stock for the exercise of stock options.

During the year ended December 31, 2000, the Company granted options to certain employees to acquire 1,657,035 shares of the Company’s common stock at exercise prices ranging from $2.25 to $3.50 per share for which deferred compensation, based on a fair value of $14.40 per share on the grant date, amounting to approximately $18.7 million was recorded. The deferred compensation was amortized to compensation expense over the respective vesting periods of the options.

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

Compensation expense during the years ended December 31, 2005, 2004 and 2003, relating to option grants was approximately $18,000, $1.1 million, and $2.8 million, respectively. During the years ended December 31, 2003 and 2002 approximately $0.3 million and $2.6 million of such expense was recorded in connection with the acceleration of the vesting of certain stock options under an employment agreement and separation agreements. Future compensation expense relating to such option grants is expected to be approximately $1,000 for the year ending December 31, 2006. The expense amortization of deferred compensation may change subject to termination or acceleration of vesting of the related stock options.

8.	LICENSE AND RESEARCH AGREEMENTS

In November 1996, Roberts Laboratories Inc. (“Roberts”) licensed from Eli Lilly certain intellectual property rights relating to Entereg®. In June 1998, we entered into an Option and License Agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg®. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg® receives regulatory approval, we are obligated to make a milestone payment of $900,000 under this agreement, as well as royalties on commercial sales of Entereg®. Our license to Entereg® expires on the later of either the life of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996, following which we will have a fully paid up license.

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

In July 2003, we entered into a license agreement with EpiCept Corporation under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which is being developed for management of postoperative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement, a $0.5 million payment to EpiCept in September 2005 and may make up to $20 million in additional milestone payments if certain clinical and regulatory achievements are reached.

The Company intends to charge to expense research and development milestone payments that are required to be made upon the occurrence of future events prior to receipt of applicable regulatory approval.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9.	INCOME TAXES

No federal and state taxes are payable as of December 31, 2005 and 2004.

As of December 31, 2005, the Company had approximately $196,935,000 of Federal and $194,352,000 of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and Pennsylvania net operating loss carryforwards will expire as follows:

	Federal	State
2006	—	1,232,000
2007	—	2,063,000
2008	—	3,519,000
2009	33,000	3,938,000
2010	482,000	6,780,000
2011	1,078,000	12,151,000
2012	1,867,000	20,032,000
2013	3,452,000	14,546,000
Thereafter	190,023,000	130,091,000

	$196,935,000	$194,352,000

The utilization of the state net operating loss carryforwards is subject to a $2.0 million annual limitation. At December 31, 2005, the Company also has approximately $6,900,000 of Federal and $836,000 of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Significant components of the Company’s deferred tax assets and liabilities are shown below. At December 31, 2005, a valuation allowance of $128,083,000 has been recognized to fully offset the deferred tax asset balance. A valuation allowance to reduce the deferred tax assets is required if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon generating future taxable income and given the uncertainty of future profitability, management has determined that a valuation allowance is necessary. The change in the deferred tax asset account before application of the valuation allowance in 2005 and 2004 were approximately $24,605,000 and $19,943,000, respectively, related primarily to additional net operating losses and research and development costs incurred by the Company that are capitalized for income tax purposes.

	2005	2004
Deferred tax assets:
Net operating losses	$81,255,000	$37,922,000
Capitalized research and development costs	25,438,000	44,486,000
Tax credit carryforwards	7,489,000	6,082,000
Deferred revenue	14,852,000	16,064,000
Accrued expenses and other	232,000	107,000

Total deferred tax assets	129,266,000	104,661,000
Less valuation allowance	(128,083,000)	(103,361,000)

Net deferred tax assets	1,183,000	1,300,000
Deferred tax liability	(1,183,000)	(1,300,000)

Net deferred tax	$—	$—

10.	COMMITMENTS

Future minimum lease payments under non-cancelable operating leases for equipment and office and laboratory space are as follows:

Year ending December 31,
2006	$1,187,000
2007	1,162,000
2008	1,183,000
2009	1,218,000
2010	1,217,000
2011 and beyond	3,141,000

$9,108,000

Rent expense was approximately $1,027,000, $1,103,000, and $1,063,000, for the years ended December 31, 2005, 2004 and 2003, respectively. In December 2002, the Company signed a ten-year lease agreement for office and laboratory space with minimum rental payments of approximately $1,156,000 for 2006 through 2008, and $1,216,000 for 2009 through 2013. The lease includes a renewal option for two consecutive additional five year periods and the Company has a purchase option exercisable at the fifth or tenth year of the lease term.

ADOLOR CORPORATION AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Glaxo Collaboration Agreement

Under the terms of the Glaxo agreement, the Company will partially reimburse Glaxo for third party expenses incurred by Glaxo in the development of Entereg® for certain indications in the United States, pursuant to an agreed upon development plan and budget. The Company also expects to incur certain expenses in the development of Entereg®, pursuant to an agreed upon development plan and budget, for certain other indications in the United States, a portion of which are reimbursable to the Company by Glaxo. The Company expects to record these expenses as incurred.

Other Service Agreements

The Company has entered into various agreements for services with third party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services. The Company accrues the costs of these agreements based on estimates of work completed to date. The Company estimates that approximately $11.9 million will be payable in future periods under arrangements in place at December 31, 2005. Of this amount, approximately $3.1 million has been accrued for work estimated to have been completed as of December 31, 2005, and approximately $8.8 million relates to future performance under these arrangements.

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

The Company maintains a 401(k) Profit Sharing Plan (the “401(k) Plan”) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 100% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants vest immediately into the participant’s account. In 2005, 2004 and 2003, the Company made contributions to the 401(k) Plan of approximately $278,000, $225,000, and $174,000, respectively. The Company’s common stock is not and never has been an investment option for 401(k) Plan participants.

13.	SUBSEQUENT EVENT

On February 10, 2006, the Company filed a shelf registration statement on Form S-3, which will allow it to offer up to 6,000,000 shares of common stock from time to time in one or more public offerings. On February 22, 2006, the Company closed a public offering of 5,750,000 shares (including the underwriters’ over allotment) of common stock at $25.00 per share. The Company received net proceeds from the offering and the over allotment of approximately $135 million.

14.	QUARTERLY INFORMATION (UNAUDITED)

This table summarizes the unaudited results of operations for each quarter of 2005 and 2004:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Fiscal 2005
Revenue	$2,916	$3,808	$4,738	$4,257
Net loss	(11,968)	(13,775)	(15,210)	(15,843)
Basic and diluted loss per share	(0.31)	(0.35)	(0.39)	(0.41)
Fiscal 2004
Revenue	$3,645	$3,707	$13,784	$4,406
Net loss	(10,277)	(13,016)	(8,709)	(11,584)
Basic and diluted loss per share	(0.26)	(0.34)	(0.22)	(0.30)