Form 10-Q
period 2006-03-31
ADOLOR CORP
filed 2006-05-05
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of April 11, 2006: 45,242,945 shares.

ADOLOR CORPORATION

FORM 10-Q MARCH 31, 2006

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	1

	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, and the period from August 9, 1993 (inception) to March 31, 2006	2

	Consolidated Statements of Stockholders’ Equity	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and the period from August 9, 1993 (inception) to March 31, 2006	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A	Risk Factors	23

ITEM 6.	Exhibits	35

	Signatures	36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$10,293,764	$1,729,099
Short-term investments (Note 4)	214,857,476	101,346,020
Accounts receivable from agreements (Note 5)	1,526,948	3,214,834
Prepaid expenses and other current assets	2,468,531	2,452,191

Total current assets	229,146,719	108,742,144
Equipment and leasehold improvements, net	7,741,138	8,197,470
Other assets	472,713	297,003

Total assets	$237,360,570	$117,236,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$768,410	$3,353,296
Accrued expenses	9,254,812	11,395,407
Deferred licensing fees and rent– current	4,329,192	4,329,192

Total current liabilities	14,352,414	19,077,895
Deferred licensing fees and rent– non-current	30,383,132	31,465,432
Other liabilities	562,164	—

Total liabilities	45,297,710	50,543,327

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 99,000,000 shares authorized; 45,242,042 and 39,106,362 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	4,524	3,911
Additional paid-in capital	516,461,176	373,751,232
Deferred compensation	—	(1,263)
Unrealized losses on available for sale securities	(194,223)	(297,460)
Deficit accumulated during the development stage	(324,208,617)	(306,763,130)

Total stockholders’ equity	192,062,860	66,693,290

Total liabilities and stockholders’ equity	$237,360,570	$117,236,617

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three months ended March 31, 2006 and 2005 and the period from August 9, 1993

(inception) to March 31, 2006

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31, 2006
	2006	2005
Contract revenues (Note 5)	$2,568,617	$2,916,320	$94,556,785

Operating expenses incurred during the development stage:
Research and development	14,606,618	10,063,240	317,329,085
Marketing, general and administrative	7,455,342	5,607,674	127,423,208

Total operating expenses	22,061,960	15,670,914	444,752,293

Loss from operations	(19,493,343)	(12,754,594)	(350,195,508)

Interest income	1,501,346	786,553	25,789,635
Other income	546,510	—	197,256

Net loss	(17,445,487)	(11,968,041)	(324,208,617)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	48,905,779

Net loss allocable to common stockholders	$(17,445,487)	$(11,968,041)	$(383,660,710)

Basic and diluted net loss per share	$(0.42)	$(0.31)

Shares used in computing basic and diluted net loss per share	41,699,483	39,086,142

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004, and 2005, and the three months ended March 31, 2006

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	424,516	—	—	—	424,516
Interest receivable converted to principal on employee notes	—	—	(118,873)	—	—	—	(118,873)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(70,246)	(7)	(1,706,296)	1,706,303	—	—	—
Exercise of stock options	2,119,731	212	2,658,258	—	—	—	2,658,470
Unrealized gain on investments	—	—	—	—	343,947	—	343,947
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,375,779	—	—	—	95,376,469
Reduction of estimated offering costs	—	—	400,000	—	—	—	400,000
Net proceeds from issuance of newly registered shares of common stock	3,000,000	300	58,962,347	—	—	—	58,962,647
Issuance of common stock for bonus awards	7,350	—	320,307	(2,172)	—	—	318,135
Deferred compensation resulting from grant of stock options	—	—	23,766,004	(23,766,004)	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options ..	—	—	(28,555)	2,884,232	—	—	2,855,677
Amortization of deferred compensation	—	—	—	15,549,770	—	—	15,549,770
Net loss	—	—	—	—	—	(155,173,797)	(155,173,797)

Balance, December 31, 2002	31,494,237	3,149	259,261,455	(3,707,038)	343,947	(155,173,797)	100,727,716

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004 and 2005, and for the three months ended March 31, 2006

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Payments on notes granted to employees for stock options	—	—	546,681	—	—	—	546,681

Interest receivable converted to principal on employee notes	—	—	(10,051)	—	—	—	(10,051)
Forfeiture of stock and stock options	(1,001)	—		—	—	—	—
Exercise of stock options	386,798	39	1,029,322	—	—	—	1,029,361
Issuance of common stock for bonus awards and under an employment agreement	9,259	1	(96,537)	—	—	—	(96,536)
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Unrealized loss on investments	—	—	—	—	(122,723)	—	(122,723)
Net proceeds from issuance of newly registered shares of common stock	6,900,000	690	111,584,379	—	—	—	111,585,069
Deferred compensation resulting from grant of stock options adjustment	—	—	145,007	(145,007)	—	—	—
Cancellations and accelerated amortization of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(318,827)	567,482	—	—	248,655
Amortization of deferred compensation	—	—	—	2,526,975	—	—	2,526,975
Net loss	—	—	—	—	—	(51,206,219)	(51,206,219)

Balance, December 31, 2003	38,793,122	$3,879	$372,191,435	$(757,588)	$221,224	$(206,380,016)	$165,278,934
Payments on notes granted to employees for stock options	—	—	2,754	—	—	—	2,754
Interest receivable converted to principal on employee notes	—	—	(2,935)	—	—	—	(2,935)
Exercise of stock options	287,223	29	1,056,575	—	—	—	1,056,604
Unrealized loss on investments	—	—	—	—	(684,681)	—	(684,681)
Deferred compensation resulting from grant of stock options adjustment	—	—	357,602	(357,602)	—	—	—
Amortization of deferred compensation	—	—	—	1,095,725	—	—	1,095,725
Net loss	—	—	—	—	—	(43,586,484)	(43,586,484)

Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917
Payments on notes granted to employees for stock options	—	—	15,742	—	—	—	15,742
Interest receivable converted to principal on employee notes	—	—	(3,136)	—	—	—	(3,136)
Exercise of stock options	26,017	3	133,195	—	—	—	133,198
Unrealized loss on investments	—	—	—	—	165,997	—	165,997
Amortization of deferred compensation	—	—	—	18,202	—	—	18,202
Net loss	—	—	—	—	—	(56,796,630)	(56,796,630)

Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004 and 2005, and for the three months ended March 31, 2006

	Common stock		Additional paid-in capital	Deferred compensation		Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232		$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,077,744		—	—	—	135,078,319
Compensation expense from the adoption of FAS 123R	—	—	2,240,064		—	—	—	2,240,064
Reclassification of stock options issued to consultants	—	—	(300,428)		—	—	—	(300,428)
Payments on notes granted to employees for stock options	—	—	30,465		—	—	—	30,465
Interest receivable converted to principal on employee notes	—	—	(766)		—	—	—	(766)
Exercise of stock options	385,680	38	5,662,865		—	—	—	5,662,903
Unrealized gain on investments	—	—	—		—	103,237	—	103,237
Amortization of deferred compensation	—	—	—		1,263	—	—	1,263
Net loss	—	—	—		—	—	(17,445,487)	(17,445,487)

Balance, March 31, 2006	45,242,042	$4,524	$516,461,176	$	(—)	$(194,223)	$(324,208,617)	$192,062,860

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31, 2006
	2006	2005
Net cash flows from operating activities:
Net loss	$(17,445,487)	$(11,968,041)	$(324,208,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	2,503,063	6,898	25,019,667
Non-cash warrant value	—	—	60,000
Depreciation expense	690,462	671,238	10,979,613
Non-cash proceeds from the trade of equipment	—	—	120,000
(Gain)/Loss on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	1,687,886	1,489,226	(1,526,948)
Prepaid expenses and other current assets	(16,340)	(19,354)	(2,468,531)
Other assets	(175,710)	(120,662)	(472,713)
Accounts payable	(2,584,886)	(2,089,267)	768,410
Deferred licensing fees and rent	(1,082,300)	(1,082,301)	34,712,324
Accrued expenses	(2,140,595)	(1,525,052)	9,254,812

Net cash used in operating activities	(18,563,907)	(14,637,315)	(247,748,425)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(234,130)	(484,104)	(18,954,232)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(156,408,219)	(29,195,585)	(1,007,690,329)
Maturities/sales of short-term investments	43,000,000	45,541,328	792,638,630

Net cash (used in) / provided by investing activities	(113,642,349)	15,861,639	(233,836,413)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	135,078,319	—	401,402,504
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	5,662,903	9,519	9,489,792
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	29,699	112	1,019,392
Interest receivable converted to principal on notes	—	(3,135)	(134,995)

Net cash provided by financing activities	140,770,921	6,496	491,878,602

Net increase in cash and cash equivalents	8,564,665	1,230,820	10,293,764
Cash and cash equivalents at beginning of period	1,729,099	6,935,417	—

Cash and cash equivalents at end of period	$10,293,764	$8,166,237	$10,293,764

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,748	$—	$245,186

Cash received from sale of Pennsylvania research and development tax credits	551,158	—	551,158
Supplemental disclosure of non-cash financing activities:
Unrealized gains (losses) on available for sale securities	103,237	(191,060)	(194,223)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

March 31, 2006

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor (the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg® in multiple indications. The Company is also planning the development of a product that combines alvimopan with an opioid analgesic. Another product candidate is a sterile lidocaine patch, which is in clinical development for treating postoperative incisional pain. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration and co-promotion agreements with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through March 31, 2006 aggregated approximately $324.2 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg®.

Interim Financial Information

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective June 14, 2005, Adolor transacted the dissolution of its wholly owned subsidiary. The information at March 31, 2006 and for periods ended March 31, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles require management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. The estimates we make are principally in the areas of contract revenue recognition and research and development expense accrual. Actual results could differ materially from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company selected the Black-Scholes option pricing model as the method to estimate the fair value for the Company awards and will recognize compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006 (See Note 6).

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under FAS 123R. The alternative transition method provides a “short-cut” method to determine the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation and the subsequent impact on the additional paid in capital pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Net loss	$(17,445,487)	$(11,968,041)
Unrealized gains/(losses) on available for sale securities	103,237	(191,060)

Comprehensive loss	$(17,342,250)	$(12,159,101)

4. SHORT TERM INVESTMENTS

Short term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets, as management has the option to sell them at any time.

The following summarizes the short term investments at March 31, 2006 and December 31, 2005:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations	$215,051,699	$—	$(194,223)	$214,857,476

March 31, 2006	215,051,699	—	(194,223)	214,857,476

U.S. Government obligations	$101,643,480	$—	$(297,460)	$101,346,020

December 31, 2005	$101,643,480	$—	$(297,460)	$101,346,020

At March 31, 2006, maturities of investments were as follows:
Less than 1 year	$215,051,699	$—	$(194,223)	$214,857,476
1-2 years	—	—	—	—

	$215,051,699	$—	$(194,223)	$214,857,476

5. CONTRACT REVENUES

Contract revenues for the three months ended March 31, 2006 and 2005 consist of the following:

	Three months ended March 31,
	2006	2005
Amortization of up-front license fees	$1,041,669	$1,041,669
Collaborative agreement cost reimbursement	862,598	1,619,651
Co-promotion revenue	664,350	255,000

Total contract revenues	$2,568,617	$2,916,320

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $1.0 million was recognized in each of the three month periods ended March 31, 2006 and 2005. In the third quarter of 2004, upon acceptance for review of the Company’s New Drug Application by the Food and Drug Administration, and under the terms of the collaboration agreement, the Company recognized $10.0 million in milestone revenue received from Glaxo.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the Consolidated Statements of Operations as contract revenues. The Company recorded collaborative agreement cost reimbursement revenues of approximately $0.9 million and $1.6 million, respectively, in the three months ended March 31, 2006 and 2005 under this arrangement. As of March 31, 2006, approximately $0.9 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by the Company or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the postoperative ileus (POI) product has not been commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the other products defined as the Adolor Products under the collaboration agreement.

The Company has established a surgeon-focused sales force which, under a co-promotion agreement, collaborates with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. Under the terms of the co-promotion agreement, Glaxo will provide payments to Adolor at a full time equivalent (FTE) contract rate for the Adolor sales representatives deployed on Arixtra®. The Company recognized co-promotion revenue of approximately $0.7 million and $0.3 million, respectively, in the three months ended March 31, 2006 and 2005 related thereto. At March 31, 2006, approximately $0.7 million was receivable from Glaxo pursuant to this agreement.

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

As of January 1, 2006, the Company had two stock-based compensation plans (the “Plans”), under which options have typically been granted at a price equal to fair market value of the Company’s common stock on the date of grant. Options granted under the Plans vest at such dates as are determined in connection with their issuance and expire not more than ten years from date of grant. Upon share option exercise, new shares of the Company’s common stock are issued. The Company does not expect to repurchase shares of its common stock through the remainder of 2006.

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in the first quarter of fiscal 2006 includes:

(a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company will recognize compensation expense for awards granted after December 31, 2005 on a straight-line basis over the requisite service period.

In addition, SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $0.3 million was reclassified from equity to liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three months ended March 31, 2006, $0.3 million was recorded as expense based on the remeasurement of these options. As of March 31, 2006, stock options to acquire 33,834 shares of common stock held by non-employee consultants, remained unexercised. As a result of adopting SFAS 123R on January 1, 2006, and the impact of EITF 00-19, the Company’s net loss and basic and diluted net loss per share for the three month period ended March 31, 2006 are $2.5 million and $0.06 higher than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), the Company’s previously adopted standard for such matters. The following table summarizes the total stock-based compensation expense resulting from stock options included in our Consolidated Statement of Operations.

Three months ended March 31, 2006
Selling, general and administrative	$1,517,079
Research and development	984,721

Total stock-based compensation expense	$2,501,800

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three-month period ended March 31, 2005, as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net loss and the net loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

Three months ended March 31, 2005
Net loss, as reported	$(11,968,041)
Add: Stock-based employee compensation expense included in reported net loss	3,130
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,814,952)

Pro forma net loss	$(13,779,863)

Net loss per share:
Basic and diluted-as reported	$(0.31)
Basic and diluted-pro forma	$(0.35)

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2006 and 2005, respectively.

	2006	2005
Expected dividend yield	—	—
Expected stock price volatility	66.0%	71.0%
Risk-free interest rate	4.33%	3.78%
Expected life (in years)	6.0	4.0
Weighted-average fair value at grant date	$9.50	$5.39

Expected volatility for the quarter ended March 31, 2006 is based upon historical volatility and the expected life is based upon the simplified method. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the contractual life of the options.

The following table summarizes employee stock option activity for the three month period ended March 31, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,350,774	$13.00
Granted	831,460	14.96
Exercised	(385,680)	14.73
Forfeited, cancelled or expired	(109,322)	15.02

Outstanding at March 31, 2006	4,687,232	13.16	7.9	$49,854,521

Exercisable at March 31, 2006	2,038,517	$13.94	6.5	$20,107,960

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on March 31, 2006. Intrinsic value is determined by calculating the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of options. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $3.4 million. The total number of in-the-money options exercisable as of March 31, 2006 was 2.0 million. As of March 31, 2006, total unrecognized compensation cost related to unvested stock options was $15.3 million, which will be amortized over the weighted average remaining service period of 2.9 years.

There were 184,872 and 773,119 options available for future grant under the 1994 and 2003 plan, respectively, as of March 31, 2006.

7. LEGAL PROCEEDINGS

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

8. PUBLIC OFFERING

On February 10, 2006, the Company filed a shelf registration statement which will allow it to offer up to 6,000,000 shares of common stock from time to time in one or more public offerings. On February 22, 2006, the Company closed a public offering of 5,750,000 shares (including the underwriters’ over allotment) of common stock at $25.00 per share. The Company received net proceeds from the offering of approximately $135.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Various statements made in this Quarterly Report on Form 10-Q are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed in Part II Item 1A. Risk Factors of this Quarterly Report and discussed in our other Securities and Exchange Commission (“SEC”) filings.

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

The following discussions should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report and the Risk Factors in Part II Item 1A of this Report.

Company

Overview

We are a development stage biopharmaceutical corporation that was founded in 1993. Since our inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that we successfully develop. We have a number of product candidates in development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg® (alvimopan), is intended to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. For the global development and commercialization of Entereg® as a monotherapy, we are collaborating with Glaxo Group Limited (Glaxo) in multiple indications. Separately, we are also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, we are developing a sterile lidocaine patch, now in clinical development, for the treatment of postoperative incisional pain. Additional product candidates, including our Delta opioid agonist, are in preclinical development for the treatment of moderate-to-severe pain conditions.

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

POI Clinical Development Program

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. We have completed four Phase III clinical studies of Entereg® for the management of postoperative ileus (POI), and submitted a New Drug Application (NDA) for Entereg® 12 mg capsules to the Food and Drug Administration (FDA) in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg® in POI conducted in Europe, Australia and New Zealand (Study 001). Our NDA was amended in April 2005 to include data from Study 001.

In July 2005, we announced the receipt of an approvable letter from the FDA for Entereg® 12 mg capsules, under review for the management of POI by acceleration of GI function following bowel resection surgery. An approvable letter is a letter from the FDA to an NDA applicant indicating that the FDA may approve the NDA if specific additional information is submitted or specific conditions are agreed upon. The approvable letter indicated that before the application for Entereg® may be approved, it will be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg® following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from our Study 14CL314 (Study 314). The FDA also indicated that we must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg® is clinically meaningful.

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

Our Entereg® POI Phase III clinical program in support of the NDA submitted in June 2004 included four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg®. The primary endpoint in these three efficacy studies was time to recovery of GI function (GI3), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase III program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg® 12 mg (413 patients) or placebo (106 patients). GI3 was included as one of the secondary endpoints in the study. Glaxo also completed a Phase III study (Study SB-767905/001), Study 001, evaluating Entereg® in POI. We have conducted an additional study in support of our pending NDA, Study 314. The protocol for Study 314 provides that the initial dose of Entereg® should be administered 30 to 90 minutes prior to surgery, as compared to our previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function, GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 has also been designed to evaluate certain secondary endpoints.

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

In September 2005, we and Glaxo announced the start of Phase III clinical testing to evaluate Entereg® for the treatment of OBD. The Phase III clinical program, which is being led by Glaxo, is comprised of three studies with an expected enrollment of approximately 1,700 patients in North America, Europe and other parts of the world. Two of the three Phase III OBD studies, Studies SB-767905/012 (Study 012) and SB-767905/013 (Study 013), are randomized, double-blind, placebo controlled, multicenter studies each designed to enroll approximately 480 adults who are taking opioid therapy for persistent non-cancer pain and have resulting OBD. Under the protocols, the patients are randomized to one of two Entereg® arms (0.5 mg. once daily or 0.5 mg. twice daily) or to placebo for twelve weeks of treatment. The primary objective of these confirmatory studies is to compare Entereg® with placebo for efficacy in the treatment of OBD. The primary efficacy endpoint is based on frequency of bowel movements. The third Phase III OBD study, Study SB-767905/014 (Study 014), is a randomized, double-blind, placebo controlled study designed to enroll approximately 750 adults who are taking opioid therapy for persistent non-cancer pain and have OBD. Under the protocol, the patients are randomized to Entereg® (0.5 mg. twice daily) or placebo for twelve months of treatment. The primary objective of this Phase III long-term safety study is to compare Entereg® with placebo for safety and tolerability in the treatment of OBD. The primary safety endpoint is based on the frequency of reported adverse events.

Enrollment in Study 012, Study 013 and Study 014 is complete. Enrollment in a Phase 2b Study (SB-767905/008) evaluating Entereg® in cancer pain patients taking chronic opioid therapy has also been completed. Assuming the Phase III program is successful, we anticipate that an NDA and corresponding European filing will be made in mid-2007. The Phase III program follows a Phase IIb study of Entereg® conducted by Glaxo, for which topline results were announced in March 2005. The Phase IIb study (SB-767905/011) evaluated Entereg® for treatment of OBD which results from the use of opioids in patients suffering from chronic pain.

In the Phase IIb study, in 522 non-cancer patients with OBD, all three oral Entereg® dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of spontaneous bowel movements (SBM) (defined as bowel movements with no laxative use in the previous 24 hours) over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg® 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg® 1mg, once daily treatment group and 4.17 SBM for the Entereg® 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg® treatment groups were statistically significantly different from placebo at the P<0.001 level. In this Phase IIb study adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg® treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea and GI adverse events were also the most common reason for study withdrawal. In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg® in the primary or secondary endpoints, or in key subgroups.

Combination Product

We are developing an analgesic product candidate that combines Entereg® and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects.

Sterile Patch Program (ADL 8-7223)

We are developing a sterile lidocaine patch intended for the management of postoperative incisional pain. In September 2005, we announced the initiation of Study 29CL227. Study 29CL227 is a Phase II, double-blind, placebo-controlled, randomized, multicenter study of the sterile lidocaine patch targeted to enroll 30 patients undergoing hernia repair surgery. The study’s primary objective is to evaluate the pharmacokinetics of the sterile lidocaine patch. Safety and tolerability will be evaluated for up to 72 hours, and preliminary efficacy data will be obtained to assess the analgesic effect during the 72-hour treatment period, as demonstrated by a reduction in pain scores measured by the 11-point Numeric Pain Rating Scale (NPRS).

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

In June 2004, we entered into a Distribution Agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg® on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg® and expect to supply Glaxo with bulk capsules for commercial sale for POI under a Supply Agreement we entered into with Glaxo in September 2004. As we develop additional product candidates we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

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

We and Glaxo have agreed to develop Entereg® for a number of acute and chronic indications which would potentially involve the use of Entereg® in in-patient and out-patient settings. In the United States, we and Glaxo intend to co-develop and intend to co-promote Entereg® and share profits that result from the sale of product. For commercial sales of Entereg® for POI in the United States, Adolor would receive forty-five percent (45%) and Glaxo would receive fifty-five percent (55%) of the net sales less certain agreed upon costs, and subject to certain adjustments. After the first three years each party’s share would become fifty percent (50%). For commercial sales of Entereg® for OBD in the United States, we would receive thirty-five percent (35%) and Glaxo would receive sixty-five percent (65%) of the net sales less certain agreed upon costs, and subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of twenty percent (20%). We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as OBD. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg® for all indications, and we would receive royalties on net sales, if any.

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

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $225.2 million at March 31, 2006, and $103.1 million at December 31, 2005, representing 94.8% and 87.9% of our total assets, respectively. We invest excess cash in investment-grade fixed income securities, including United States Treasury obligations.

The increase in cash, cash equivalents and short-term investments was the result of the Company’s public offering of 5,750,000 shares of common stock at $25.00 per share in February 2006. The Company received net proceeds from the offering of approximately $135.1 million.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2008 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Net loss	$(17,445,487)	$(11,968,041)
Adjustments for non-cash operating items	3,193,525	678,136

Net cash operating loss	(14,251,962)	(11,289,905)
Net change in assets and liabilities	(4,311,945)	(3,347,410)

Net cash used in operating activities	$(18,563,907)	$(14,637,315)

Net cash (used in)/provided by investing activities	$(113,642,349)	$15,861,639

Net cash provided by financing activities	$140,770,921	$6,496

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the three months ended March 31, 2006 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development for Entereg®, compensation costs, and marketing, general and administrative expenses. These outflows were partially offset by amounts received under agreements with Glaxo.

We expect to continue to use cash resources to fund operating losses. We expect that our operating losses in future periods will increase as a result of continuing research and development expenses relating to Entereg® and increased spending relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®. We have established a surgeon-focused sales force that is currently engaged in the detailing of Arixtra® under our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo will be reduced in 2006. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may license or acquire product candidates from others which would require additional cash outlays.

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the three months ended March 31, 2006 relates primarily to the purchase of investments, combined with expenditures for laboratory equipment and information technology to support our research and development activities. The increase as compared to the three months ended March 31, 2005 was due to the investment of proceeds from the Company’s recent stock offering.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the three months ended March 31, 2006 have resulted primarily from the Company’s sale of 5,750,000 shares of common stock at $25.00 per share. The Company received net proceeds from the offering of approximately $135.1 million. In addition, the Company received $5.7 million upon the exercise of stock options in the quarter ended March 31, 2006.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Although we received an approvable letter from the FDA for Entereg® in July 2005, there is no assurance that the FDA will approve Entereg® in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $225.2 million as of March 31, 2006 will be sufficient to fund operations into 2008. Prior to exhausting our current cash reserves, we may need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $2.6 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in revenues was primarily due to a decrease in cost reimbursement revenues of $0.8 million. This was the result of a decrease in expenses incurred by us which are reimbursable by Glaxo under our collaboration agreement. This decrease was partially offset by a revenue increase in 2006 as compared to 2005 of $0.4 million under our co-promotion arrangement with Glaxo relating to Arixtra® due to the timing of the hiring of the sales force under this contract.

Research and development expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses were approximately $14.6 million for the three months ended March 31, 2006 as compared to approximately $10.1 million for the three months ended March 31, 2005. Expenses increased due principally to an increase in reimbursements owed Glaxo related to the OBD program, increased expenses associated with our sterile lidocaine patch program, increased preclinical spending associated with our delta program, and the implementation of FAS 123R. These increases were partially offset by a decrease in expenses related to Study 314.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled approximately $6.7 million and $5.4 million in the three months ended March 31, 2006 and 2005, respectively. These internal research and development expenses are largely related to our Entereg® development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended March 31,
	2006	2005
Entereg® Program	$4,416,082	$3,792,641
Sterile Lidocaine Patch Program	1,206,818	102,672
Delta Program	903,098	—
Other Programs	1,393,178	788,519

Total	$7,919,176	$4,683,832

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with each of our research and development programs. These studies may yield varying results that could delay, limit or prevent a program’s advancement through the various stages of product development and significantly impact the costs to be incurred, and time involved, in bringing a program to completion. As a result, the cost to complete such programs, as well as the period in which net cash inflows from such programs are expected to commence, are not reasonably estimable.

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $7.5 million for the three months ended March 31, 2006 from approximately $5.6 million in the three months ended March 31, 2005. The expense increase principally related to increased personnel expenses, including expenses associated with the adoption of FAS 123R and our sales force, combined with additional marketing expenses.

Interest Income. Our interest income increased to $1.5 million for the three months ended March 31, 2006 from approximately $0.8 million in the three months ended March 31, 2005. This was primarily due to an increase in short-term investments resulting from the proceeds from the sale of common stock in the quarter ended March 31, 2006.

Other income (expense). Our other income increased to approximately $0.5 million for the three months ended March 31, 2006 and represents cash received from the sale of our Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2006 aggregated approximately $324.2 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will increase as a result of continued research and development expenses relating to Entereg® and increased expenses relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®. We have established a surgeon-focused sales force that is currently engaged in the detailing of Arixtra® under our co-promotion agreement with Glaxo. We receive certain payments from Glaxo under this agreement at an FTE contract rate for the Adolor sales representatives deployed on Arixtra®. Payments from Glaxo will decline in 2006. Additionally, we expect that as Glaxo incurs increasing expenses related to the OBD program in the United States, we will incur substantial expenses relating to reimbursements owed to Glaxo. Further, we may in-license or acquire product candidates which will require additional cash outlays.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets is investment grade fixed income securities (U.S. Treasury obligations). The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2006 was approximately $214.9 million, and the weighted-average interest rate return on the portfolio was approximately 4.3%, with maturities of investments ranging up to 12 months.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective.

Our management, including our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Prior to commercialization of Entereg® in the United States for any indication, the FDA would have to approve Entereg® for commercial sale. Drug development is a highly uncertain process. We received an approvable letter from FDA for Entereg® for POI in July 2005, however, there is no assurance that the FDA will approve Entereg® for POI in the future. Phase III clinical testing of Entereg® in OBD began in September 2005 and in April 2006, we announced that enrollment in these clinical studies was complete. There is no assurance that these studies will be successful or that Entereg® will be approved for OBD, or any other indication. Additionally, foreign country regulatory approval is required prior to commercialization of Entereg® outside of the United States. There is no assurance that Glaxo will seek approval of Entereg® in countries outside the United States, or that such approval would be obtained.

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

We and Glaxo expect to continue to clinically evaluate Entereg® in both acute and chronic conditions. While Glaxo has completed enrollment in Phase III clinical testing in OBD, we are conducting, or planning to conduct, additional studies of Entereg® in the United States. Unfavorable results in any study may adversely affect our ability to obtain FDA or other regulatory approval of Entereg®, and even if approved, may adversely affect market acceptance for Entereg®.

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

Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further studies, or in clinical studies in the POI indication. Phase III clinical testing of Entereg® in OBD began in September 2005 and in April 2006 we announced that enrollment in these clinical studies was complete. These studies may not be successful. The long-term animal toxicity studies necessary to support further development of Entereg® for chronic use are on-going. Adverse safety findings in these long-term animal toxicity studies could adversely affect our prospects for Entereg®, including its prospects for use in POI.

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

Our stock price may be volatile, and your investment in our stock could decline in value

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, since January 1, 2005, the closing price of our common stock reached a low of $8.09 per share on February 17, 2005 and a high of $27.45 per share on March 2, 2006.

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

We believe our existing cash, cash equivalents and short-term investments as of March 31, 2006 of approximately $225.2 million, will be sufficient to fund operations into 2008. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of March 31, 2006, we have incurred a cumulative net loss of approximately $324.2 million. During the calendar years ended December 31, 2005 and 2004, we incurred operating losses of approximately $60.2 million and $46.1 million, respectively, and net losses of approximately $56.8 million and $43.6 million, respectively. During the three month period ended March 31, 2006, we incurred operating losses of approximately $19.5 million and net losses of approximately $17.4 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

Reduction in the use of opioid analgesics would reduce the potential market for Entereg®.

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

We are planning to develop products that contain alvimopan and an opioid. For products that contain alvimopan and an opioid, we would be required to comply with the restrictions, licensing and regulatory requirements relating to controlled substances.

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

ADOLOR CORPORATION

Date: May 4, 2006	By:	/s/ David Madden
David Madden
Interim President and Chief Executive Officer

	By:	/s/ Thomas P. Hess
Thomas P.Hess
Vice President, Finance and
Chief Financial Officer