Form 10-Q
period 2006-06-30
ADOLOR CORP
filed 2006-07-31
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of July 13, 2006: 45,907,920 shares.

ADOLOR CORPORATION

FORM 10-Q

JUNE 30, 2006

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, and the period from August 9, 1993 (inception) to June 30, 2006	2

	Consolidated Statements of Stockholders’ Equity	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, and the period from August 9, 1993 (inception) to June 30, 2006	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	34

ITEM 6.	Exhibits	34

	Signatures	35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,192,837	$1,729,099
Short-term investments (Note 4)	213,176,484	101,346,020
Accounts receivable from agreements (Note 5)	1,959,569	3,214,834
Prepaid expenses and other current assets	2,570,014	2,452,191

Total current assets	221,898,904	108,742,144
Equipment and leasehold improvements, net	7,222,939	8,197,470
Other assets	521,495	297,003

Total assets	$229,643,338	$117,236,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$656,421	$3,353,296
Accrued expenses	9,685,223	11,395,407
Deferred licensing fees and rent– current	4,329,192	4,329,192

Total current liabilities	14,670,836	19,077,895
Deferred licensing fees and rent– non-current	29,300,830	31,465,432
Other liabilities	492,963	—

Total liabilities	44,464,629	50,543,327

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 99,000,000 shares authorized; 45,907,920 and 39,106,362 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	4,591	3,911
Additional paid-in capital	525,250,639	373,751,232
Deferred compensation	—	(1,263)
Unrealized losses on available for sale securities	(162,489)	(297,460)
Deficit accumulated during the development stage	(339,914,032)	(306,763,130)

Total stockholders’ equity	185,178,709	66,693,290

Total liabilities and stockholders’ equity	$229,643,338	$117,236,617

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and six months ended June 30, 2006 and 2005 and the period from August 9, 1993

(inception) to June 30, 2006

	Three months ended June 30		Six months ended June 30		Period from August 9, 1993 (inception) to June 30, 2006
	2006	2005	2006	2005
Contract revenues (Note 5)	$2,958,478	$3,807,638	$5,527,095	$6,723,958	$97,515,263

Operating expenses incurred during the development stage:
Research and development	12,958,802	10,759,893	27,565,420	20,823,133	330,287,887
Marketing, general and administrative	8,155,290	7,677,782	15,610,632	13,285,456	135,578,498

Total operating expenses	21,114,092	18,437,675	43,176,052	34,108,589	465,866,385

Loss from operations	(18,155,614)	(14,630,037)	(37,648,957)	(27,384,631)	(368,351,122)
Interest income	2,454,948	854,581	3,956,294	1,641,134	28,244,583
Other income / (expense)	(4,749)	—	541,761	—	192,507

Net loss	(15,705,415)	(13,775,456)	(33,150,902)	(25,743,497)	(339,914,032)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	—	48,905,779

Net loss allocable to common stockholders	$(15,705,415)	(13,775,456)	(33,150,902)	(25,743,497)	$(399,366,125)

Basic and diluted net loss per share	$(0.35)	$(0.35)	$(0.76)	$(0.66)

Shares used in computing basic and diluted net loss per share	45,471,294	39,086,902	43,595,808	39,086,524

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004, and 2005, and the six months ended June 30, 2006

					Unrealized
					gain (loss)	Deficit
	Common stock		Additional paid-in capital	Deferred compensation	on available for sale securities	Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	424,516	—	—	—	424,516
Interest receivable converted to principal on employee notes	—	—	(118,873)	—	—	—	(118,873)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(70,246)	(7)	(1,706,296)	1,706,303	—	—	—
Exercise of stock options	2,119,731	212	2,658,258	—	—	—	2,658,470
Unrealized gain on investments	—	—	—	—	343,947	—	343,947
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,375,779	—	—	—	95,376,469
Reduction of estimated offering costs	—	—	400,000	—	—	—	400,000
Net proceeds from issuance of newly registered shares of common stock	3,000,000	300	58,962,347	—	—	—	58,962,647
Issuance of common stock for bonus awards	7,350	—	320,307	(2,172)	—	—	318,135
Deferred compensation resulting from grant of stock options	—	—	23,766,004	(23,766,004)	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(28,555)	2,884,232	—	—	2,855,677
Amortization of deferred compensation	—	—	—	15,549,770	—	—	15,549,770
Net loss	—	—	—	—	—	(155,173,797)	(155,173,797)

Balance, December 31, 2002	31,494,237	$3,149	$259,261,455	$(3,707,038)	$343,947	$(155,173,797)	$100,727,716

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004 and 2005, and for the six months ended June 30, 2006

					Unrealized
					gain (loss)	Deficit
	Common stock		Additional paid-in capital	Deferred compensation	on available for sale securities	Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2002	31,494,237	$3,149	$259,261,455	$(3,707,038)	$343,947	$(155,173,797)	$100,727,716
Payments on notes granted to employees for stock options	—	—	546,681	—	—	—	546,681
Interest receivable converted to principal on employee notes	—	—	(10,051)	—	—	—	(10,051)
Forfeiture of stock and stock options	(1,001)	—		—	—	—	—
Exercise of stock options	386,798	39	1,029,322	—	—	—	1,029,361
Issuance of common stock for bonus awards and under an employment agreement	9,259	1	(96,537)	—	—	—	(96,536)
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Unrealized loss on investments	—	—	—	—	(122,723)	—	(122,723)
Net proceeds from issuance of newly registered shares of common stock	6,900,000	690	111,584,379	—	—	—	111,585,069
Deferred compensation resulting from grant of stock options adjustment	—	—	145,007	(145,007)	—	—	—
Cancellations and accelerated amortization of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(318,827)	567,482	—	—	248,655
Amortization of deferred compensation	—	—	—	2,526,975	—	—	2,526,975
Net loss	—	—	—	—	—	(51,206,219)	(51,206,219)

Balance, December 31, 2003	38,793,122	3,879	372,191,435	(757,588)	221,224	(206,380,016)	165,278,934
Payments on notes granted to employees for stock options	—	—	2,754	—	—	—	2,754
Interest receivable converted to principal on employee notes	—	—	(2,935)	—	—	—	(2,935)
Exercise of stock options	287,223	29	1,056,575	—	—	—	1,056,604
Unrealized loss on investments	—	—	—	—	(684,681)	—	(684,681)
Deferred compensation resulting from grant of stock options adjustment	—	—	357,602	(357,602)	—	—	—
Amortization of deferred compensation	—	—	—	1,095,725	—	—	1,095,725
Net loss	—	—	—	—	—	(43,586,484)	(43,586,484)

Balance, December 31, 2004	39,080,345	3,908	373,605,431	(19,465)	(463,457)	(249,966,500)	123,159,917
Payments on notes granted to employees for stock options	—	—	15,742	—	—	—	15,742
Interest receivable converted to principal on employee notes	—	—	(3,136)	—	—	—	(3,136)
Exercise of stock options	26,017	3	133,195	—	—	—	133,198
Unrealized gain on investments	—	—	—	—	165,997	—	165,997
Amortization of deferred compensation	—	—	—	18,202	—	—	18,202
Net loss	—	—	—	—	—	(56,796,630)	(56,796,630)

Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004 and 2005, and for the six months ended June 30, 2006

					Unrealized
					gain (loss)	Deficit
	Common stock		Additional paid-in capital	Deferred compensation	on available for sale securities	Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under FAS 123R	—	—	4,425,131	—	—	—	4,425,131
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	86,380	—	—	—	86,380
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,051,558	105	12,198,421	—	—	—	12,198,526
Unrealized gain on investments	—	—	—	—	134,971	—	134,971
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(33,150,902)	(33,150,902)

Balance, June 30, 2006	45,907,920	$4,591	$525,250,639	$—	$(162,489)	$(339,914,032)	$185,178,709

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,		Period from August 9, 1993 (inception) to June 30, 2006
	2006	2005
Net cash flows from operating activities:
Net loss	$(33,150,902)	$(25,743.,497)	$(339,914,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	4,705,309	10,666	27,221,913
Non-cash warrant value	—	—	60,000
Depreciation expense	1,387,081	1,371,859	11,676,232
Non-cash proceeds from the trade of equipment	—	—	120,000
(Gain)/loss on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	1,255,265	597,907	(1,959,569)
Prepaid expenses and other current assets	(117,823)	411,573	(2,570,014)
Other assets	(224,492)	(197,003)	(521,495)
Accounts payable	(2,696,875)	(1,624,882)	656,421
Deferred licensing fees and rent	(2,164,602)	(2,164,602)	33,630,022
Accrued expenses	(1,710,184)	323,114	9,685,223

Net cash used in operating activities	(32,717,223)	(27,014,865)	(261,901,741)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(412,550)	(782,646)	(19,132,652)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(238,895,493)	(37,109,783)	(1,090,177,603)
Maturities/sales of short-term investments	127,200,000	67,439,747	876,838,630

Net cash (used in) / provided by investing activities	(112,108,043)	29,547,318	(232,302,107)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	135,055,435	—	401,379,620
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	12,198,526	9,519	16,025,415
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	35,809	112	1,025,502
Interest receivable converted to principal on notes	(766)	(3,135)	(135,761)

Net cash provided by financing activities	147,289,004	6,496	498,396,685

Net increase in cash and cash equivalents	2,463,738	2,538,949	4,192,837
Cash and cash equivalents at beginning of period	1,729,099	6,935,417	—

Cash and cash equivalents at end of period	$4,192,837	$9,474,366	$4,192,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$240,438

Cash received from sale of Pennsylvania research and development tax credits	551,158	—	551,158
Supplemental disclosure of non-cash financing activities:
Unrealized gains (losses) on available for sale securities, net	134,971	57,191	(162,489)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2006

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor (the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. Since our inception, the Company has specialized in the discovery and development of prescription pain management products and expect to commercialize products that we successfully develop. Adolor has a number of product candidates in development, ranging from preclinical studies to pivotal clinical trials. The Company’s most advanced product candidate, Entereg® (alvimopan), is intended to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. For the global development and commercialization of Entereg® as a monotherapy, we are collaborating with Glaxo Group Limited (Glaxo) in multiple indications. Separately, the Company is also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, the Company is developing a sterile lidocaine patch, now in clinical development, for the treatment of postoperative incisional pain. Additional product candidates, including the Delta opioid agonist, are in preclinical development for the treatment of moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration and co-promotion agreements with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through June 30, 2006 aggregated approximately $339.9 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg®.

Interim Financial Information

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective June 14, 2005, Adolor transacted the dissolution of its wholly owned subsidiary. The information at June 30, 2006 and for periods ended June 30, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the Consolidated Financial Statements. In addition, the adoption of SFAS 123R requires additional accounting changes related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company selected the Black-Scholes option pricing model as the method to estimate the fair value for the Company awards and recognizes compensation expense on a straight-line basis over the requisite service period. The Company adopted SFAS 123R in the first quarter of fiscal 2006 (See Note 6).

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

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net loss	$(15,705,415)	$(13,775,456)	$(33,150,902)	$(25,743,497)
Unrealized gains/(losses) on available for sale securities, net	31,734	248,251	134,971	57,191

Comprehensive loss	$(15,673,681)	$(13,527,205)	$(33,015,931)	$(25,686,306)

4. SHORT TERM INVESTMENTS

Short term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets, as management has the option to sell them at any time.

The following summarizes the short term investments at June 30, 2006 and December 31, 2005:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at June 30, 2006	$213,338,973	$13,693	$(176,182)	$213,176,484

U.S. Government obligations at December 31, 2005	$101,643,480	$—	$(297,460)	$101,346,020

At June 30, 2006, maturities of investments were all less than one year.

5. CONTRACT REVENUES

Contract revenues for the three and six months ended June 30, 2006 and 2005 consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Amortization of up-front license fees	$1,041,669	$1,041,669	$2,083,338	$2,083,338
Collaborative agreement cost reimbursement	1,275,634	1,430,969	2,138,232	3,050,620
Co-promotion revenue	641,175	1,335,000	1,305,525	1,590,000

Total contract revenues	$2,958,478	$3,807,638	$5,527,095	$6,723,958

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $1.0 million and $2.1 million was recognized in each of the three and six month periods ended June 30, 2006 and 2005. In the third quarter of 2004, upon acceptance for review of the Company’s New Drug Application by the Food and Drug Administration, and under the terms of the collaboration agreement, the Company recognized $10.0 million in milestone revenue received from Glaxo.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the

Company by Glaxo are recorded gross on the Consolidated Statements of Operations as contract revenues. The Company recorded collaborative agreement cost reimbursement revenues of approximately $1.3 and $1.4 million and $2.1 and $3.1 million, respectively, in the three and six months ended June 30, 2006 and 2005 under this arrangement. As of June 30, 2006, approximately $1.3 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by the Company or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the postoperative ileus (POI) product has not been commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the other products, defined as the Adolor Products, under the collaboration agreement.

The Company has established a hospital-focused sales force which, under a co-promotion agreement, collaborates with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. Under the terms of the co-promotion agreement, Glaxo will provide payments to Adolor at a contractual rate for the Adolor sales representatives deployed on Arixtra®. The Company recognized co-promotion revenue of approximately $0.6 and $1.3 million and $1.3 and $1.6 million, respectively, in the three and six months ended June 30, 2006 and 2005 related thereto. At June 30, 2006, approximately $0.7 million was receivable from Glaxo pursuant to this agreement.

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (the “Plans”) under which options have typically been granted at a price equal to fair market value of the Company’s common stock on the date of grant. Options granted under the Plans vest at such dates as are determined in connection with their issuance and expire not more than ten years from date of grant. Upon share option exercise, new shares of the Company’s common stock are issued. The Company does not expect to repurchase shares of its common stock through the remainder of 2006.

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized to date in fiscal 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company recognizes compensation expense for awards granted after December 31, 2005 on a straight-line basis over the requisite service period.

In addition, SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $0.3 million was reclassified from equity to liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and six months ended June 30, 2006, $17,000 and $279,000 was recorded as expense based on the remeasurement of these options. As of June 30, 2006, stock options to acquire 30,334 shares of common stock held by non-employee consultants remained unexercised. As a result of adopting SFAS 123R on January 1, 2006, and the impact of EITF 00-19, the Company’s net loss and basic and diluted net loss per share for the three and six month period ended June 30, 2006 are $2.2 and $4.7 million and $0.05 and $0.11 higher than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), the Company’s previously adopted standard for such matters. The following table summarizes the total stock-based compensation expense resulting from stock options included in the Consolidated Statement of Operations.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Selling, general and administrative	$1,452,969	$2,970,048
Research and development	749,275	1,733,996

Total stock-based compensation expense	$2,202,244	$4,704,044

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three and six month period ended June 30, 2005, as all options granted under the Plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the net loss and the net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss, as reported	$(13,775,456)	$(25,743,497)
Add: Stock-based employee compensation expense included in reported net loss	—	3,130
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,516,609)	(3,331,561)

Pro forma net loss	$(15,292,065)	$(29,071,928)

Net loss per share:
Basic and diluted-as reported	$(0.35)	$(0.66)
Basic and diluted-pro forma	$(0.39)	$(0.74)

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2006 and 2005, respectively.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Expected stock price volatility	65.8%	67.3%	65.7%	69.3%
Risk-free interest rate	5.10%	3.87%	4.43%	3.82%
Expected life (in years)	6.0	4.0	6.0	4.0
Weighted-average fair value at grant date	$15.07	$5.13	$10.47	5.26

Expected volatility for the remaining life of the option is based upon historical volatility and the expected life is based upon the simplified method. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the contractual life of the options.

The following table summarizes employee stock option activity for the six month period ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,350,774	$13.00
Granted	991,210	16.22
Exercised	(1,051,558)	11.60
Forfeited, cancelled or expired	(154,389)	14.42

Outstanding at June 30, 2006	4,136,037	14.08	7.8	$45,250,583

Exercisable at June 30, 2006	2,272,691	$14.23	6.9	$24,510,012

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on June 30, 2006. Intrinsic value is determined by calculating the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of options. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was $9.2 million and $12.7 million, respectively. The total number of in-

the-money options exercisable as of June 30, 2006 was 2.3 million. As of June 30, 2006, total unrecognized compensation cost related to unvested stock options was $15.1 million, which will be amortized over the weighted average remaining service period of 2.8 years.

In May 2006, the 2003 Stock-based Incentive Compensation Plan was amended to increase the number of shares of common stock authorized for issuance under the 2003 Plan by 2,500,000 shares. There were 214,835 and 3,128,473 options available for future grant under the 1994 and 2003 plan, respectively, as of June 30, 2006.

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

In May 2006, we announced that the FDA accepted as complete our response to the July 2005 NDA approvable letter for Entereg® for the management of POI. The FDA informed us that the response is considered a class 2 resubmission with a user fee goal date of November 9, 2006. In addition, based on informal communication with the FDA, we expect that there will not be an Advisory committee meeting for the pending NDA.

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

Combination Product

We are developing an analgesic product candidate that combines alvimopan and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects. During the second quarter of 2006 we commenced a Phase 2 dose ranging study in which alvimopan is co-administered with hydrocodone/APAP. This study is intended to enroll approximately 300 patients undergoing ambulatory shoulder surgery for rotator cuff repair.

Sterile Patch Program (ADL 8-7223)

We are developing a sterile lidocaine patch intended for the management of postoperative incisional pain. In September 2005, we announced the initiation of Study 29CL227. Study 29CL227 is a Phase II, double-blind, placebo-controlled, randomized, multicenter study of the sterile lidocaine patch targeted to enroll 30 patients undergoing hernia repair surgery. This study has completed enrollment with 22 patients. The study’s primary objective was to evaluate the pharmacokinetics of the sterile lidocaine patch. Safety and tolerability was evaluated for up to 72 hours, and preliminary efficacy data were obtained to assess the analgesic effect during the 72-hour treatment period, as demonstrated by a reduction in pain scores measured by the 11-point Numeric Pain Rating Scale (NPRS). We have scheduled an end of Phase 2 meeting with the FDA in the fourth quarter of 2006.

Delta Agonist Program

We submitted an Investigational New Drug Application (IND) to the FDA for ADL5859, our novel oral compound, which was designed by our researchers to target the Delta opioid receptor. The Delta receptor is one of three opioid receptors that modulate pain. On January 30, 2006, we announced that the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase 1 protocol. Until this data is compiled and submitted, and the clinical hold removed by the FDA, we will be unable to initiate human clinical trials on this compound.

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

Management

Effective August 8, 2005, we entered into an agreement with David Madden to serve as our interim President and Chief Executive Officer for a term of up to one year. Mr. Madden is in discussions with our Board of Directors to continue as our interim President and Chief Executive Officer beyond August 8, 2006.

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

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $217.4 million at June 30, 2006, and $103.1 million at December 31, 2005, representing 94.7% and 87.9% of our total assets, respectively. We invest excess cash principally in United States Treasury obligations.

The increase in cash, cash equivalents and short-term investments was primarily the result of the Company’s public offering of 5,750,000 shares of common stock at $25.00 per share in February 2006. The Company received net proceeds from the offering of approximately $135.1 million. This increase was partially offset by cash used in operating activities of $32.7 million.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2008 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
Net loss	$(33,150,902)	$(25,743,497)
Adjustments for non-cash operating items	6,092,390	1,382,525

Net cash operating loss	(27,058,512)	(24,360,972)
Net change in assets and liabilities	(5,658,711)	(2,653,893)

Net cash used in operating activities	$(32,717,223)	$(27,014,865)

Net cash (used in)/provided by investing activities	$(112,108,043)	$(29,547,318)

Net cash provided by financing activities	$147,289,004	$6,496

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the six months ended June 30, 2006 have resulted primarily from research and development expenditures associated with our product candidates, including development expenses for Entereg®, compensation costs, and marketing, general and administrative expenses. These outflows were partially offset by amounts received under agreements with Glaxo.

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

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the six months ended June 30, 2006 relates primarily to the purchase of investments, combined with expenditures for laboratory equipment and information technology to support our research and development activities. The increase as compared to the six months ended June 30, 2005 was due to the investment of proceeds from our recent stock offering.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the six months ended June 30, 2006 have resulted primarily from our sale of 5,750,000 shares of common stock at $25.00 per share. We received net proceeds from the offering of approximately $135.1 million. In addition, we received $12.2 million upon the exercise of stock options in the six months ended June 30, 2006.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Although we received an approvable letter from the FDA for Entereg® in July 2005, there is no assurance that the FDA will approve Entereg® in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $217.4 million as of June 30, 2006 will be sufficient to fund operations into 2008. Prior to exhausting our current cash reserves, we may need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $3.0 million and $3.8 million for the three months ended June 30, 2006 and 2005, respectively and were approximately $5.5 million and $6.7 million for the six months ended June 30, 2006 and 2005. The decrease in revenues for the quarter was primarily due to a decrease in co-promotion revenues of $0.7 million from our Arixtra co-promotion agreement with Glaxo. The decrease for the six months ended June 30, 2006 was primarily the result of a reduction in revenues of $0.9 million resulting from decreased expenses incurred by us and reimbursable by Glaxo under our collaboration agreement.

Research and development expenses were approximately $13.0 million for the three months ended June 30, 2006 as compared to approximately $10.8 million for the three months ended June 30, 2005. This increase was principally related to increases in compensation expense of $0.8 million relating to the implementation of FAS 123R, an increase of $0.6 million in expense reimbursement owed Glaxo for the OBD Program, and increased expense for our sterile lidocaine patch program, delta program and combination product development program. These increases were partially offset by the absence of Phase 3 clinical trial expenses for Study 314 of $1.8 million.

Research and development expenses were approximately $27.6 million for the six months ended June 30, 2006 as compared to approximately $20.8 million for the six months ended June 30, 2005. Expenses increased principally due to a greater compensation expense of $1.7 million resulting from the implementation of FAS 123R, an increase of $2.9 million in expense reimbursement owed Glaxo relating to the OBD program, and increased expenses associated with our sterile lidocaine patch program, delta program and combination product development program. These increases were partially offset by a decrease in Phase 3 clinical trial expenses associated with Study 314 of $2.9 million.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled approximately $6.2 million and $5.4 million in the three months ended June 30, 2006 and 2005, respectively, and approximately $12.9 and $10.7 million in the six months ended June 30, 2006 and 2005, respectively. These internal research and development expenses are largely related to our Entereg® development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Entereg® Program	$3,906,608	$4,082,164	$8,323,993	$7,874,805
Sterile Lidocaine Patch Program	767,354	116,919	1,974,192	219,591
Delta Program	358,088	896,805	1,261,186	896,805
Other Programs	1,733,544	313,054	3,125,399	1,101,571

Total	$6,765,594	$5,408,942	$14,684,770	$10,092,772

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $8.2 million for the three months ended June 30, 2006 from approximately $7.7 million in the three months ended June 30, 2005 and to approximately $15.6 million for the six months ended June 30, 2006 from approximately $13.3 million for the six months ended June 30, 2005. The expense increase principally related to increased personnel expenses, including expenses associated with the adoption of FAS 123R and our sales force, combined with additional marketing expenses.

Interest Income. Our interest income increased to $2.5 million for the three months ended June 30, 2006 from approximately $0.9 million in the three months ended June 30, 2005 and to approximately $4.0 million for the six months ended June 30, 2006 from approximately $1.6 million for the six months ended June 30, 2005. This was primarily due to an increase in short-term investments resulting from the proceeds from the sale of common stock in February 2006 in addition to higher interest rates.

Other income (expense). Our other income increased to approximately $0.5 million for the six months ended June 30, 2006 and represents cash received from the sale of our Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2006 aggregated approximately $339.9 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will increase as a result of continued research and development expenses relating to Entereg® and increased expenses relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets is investment grade fixed income securities (U.S. Treasury obligations). The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2006 was approximately $213.2 million, and the weighted-average interest rate return on the portfolio was approximately 4.7%, with maturities of investments ranging up to 12 months.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

Our management, including our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe Study 314 yielded positive results, there is no assurance that the FDA will conclude that the results of Study 314 or the results obtained in our prior studies support the approval of Entereg® in POI. Further, there is no assurance that the FDA will conclude that any reduction in median time to GI recovery observed in the studies included in our NDA and in Study 314 is clinically meaningful. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg® will be approved. FDA approval of our NDA is contingent on many factors, including a favorable review of all preclinical and clinical data, as well as information with respect to the manufacture of Entereg®. In May 2006, we announced that the FDA accepted as complete our response to the July 2005 NDA approvable letter for Entereg® for the management of POI. The FDA informed us that the response is considered a class 2 resubmission with a user fee goal date of November 9, 2006. In addition, based on informal communication with the FDA, we expect that there will not be an Advisory committee meeting for the pending NDA. With regard to any studies we may conduct, including Study 314, the FDA or other regulatory agencies may evaluate the results of such study by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that may require additional time to accumulate, or that we are unable to provide.

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

We believe our existing cash, cash equivalents and short-term investments as of June 30, 2006 of approximately $217.4 million, will be sufficient to fund operations into 2008. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue, and as of June 30, 2006, we have incurred a cumulative net loss of approximately $339.9 million. During the calendar years ended December 31, 2005 and 2004, we incurred operating losses of approximately $60.2 million and $46.1 million, respectively, and net losses of approximately $56.8 million and $43.6 million, respectively. During the six month period ended June 30, 2006, we incurred operating losses of approximately $37.6 million and net losses of approximately $33.2 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The following matters were considered at the annual meeting of stockholders of Adolor held in Conshohocken, Pennsylvania, on May 18, 2006:

I.	For the election of the following persons as directors for terms of three years each:

NUMBER OF VOTES
NOMINEE	FOR	WITHHELD	BROKER NON-VOTES
David M. Madden	38,901,094	289,023	0

Robert T. Nelsen	38,162,546	1,027,571	0

Our directors who continued after the meeting include three Class III directors whose term expires in 2007, Paul Goddard, Ph.D., Claude H. Nash, Ph.D. and Donald Nickelson and two Class I directors whose term expires in 2008, Armando Anido and George V. Hager, Jr.

II.	To ratify the appointment of KPMG LLP as independent registered public accountants for the fiscal year ending December 31, 2006:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON- VOTES
38,844,312	291,355	54,449	2

III.	To approve the amendments to the Adolor Corporation 2003 Stock-Based Incentive Compensation Plan to increase the number of shares of common stock authorized for issuance under the 2003 Plan by 2,500,000 shares and to increase to 750,000 shares the maximum number of shares of common stock subject to awards that may be granted to any participant during any one calendar year:

NUMBER OF VOTES
FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
25,065,090	3,206,593	25,014	10,893,421

ITEM 6. EXHIBITS:

The following exhibits are filed as part of this Report on Form 10-Q:

10.1	Form of Stock Option Grant for Members of the Board of Directors

10.2	Adolor Corporation 2003 Stock-Based Incentive Compensation Plan (incorporated by reference to Appendix B to Form DEF 14A filed by the Company on March 29, 2006)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: July 31, 2006	By:	/s/ David Madden
David Madden
Interim President and Chief Executive Officer

	By:	/s/ Thomas P. Hess
Thomas P. Hess
Vice President, Finance and
Chief Financial Officer