Form 10-Q
period 2006-09-30
ADOLOR CORP
filed 2006-10-31
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of October 13, 2006: 45,915,693 shares.

ADOLOR CORPORATION

FORM 10-Q

SEPTEMBER 30, 2006

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and the period from August 9, 1993 (inception) to September 30, 2006	4

	Consolidated Statements of Stockholders’ Equity	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005, and the period from August 9, 1993 (inception) to September 30, 2006	8

	Notes to Consolidated Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 6.	Exhibits	37

	Signatures	38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$4,022,057	$1,729,099
Short-term investments (Note 4)	198,099,906	101,346,020
Accounts receivable from agreements (Note 5)	4,232,919	3,214,834
Prepaid expenses and other current assets	3,601,148	2,452,191

Total current assets	209,956,030	108,742,144
Equipment and leasehold improvements, net	7,365,730	8,197,470
Other assets	302,753	297,003

Total assets	$217,624,513	$117,236,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$942,526	$3,353,296
Accrued expenses	14,156,450	11,395,407
Deferred licensing fees and rent– current	4,329,192	4,329,192

Total current liabilities	19,428,168	19,077,895
Deferred licensing fees and rent– non-current	28,218,529	31,465,432
Other liabilities	235,000	—

Total liabilities	47,881,697	50,543,327

Commitments and Contingencies (Note 7)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 99,000,000 shares authorized; 45,913,305 and 39,106,362 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	4,591	3,911
Additional paid-in capital	527,691,387	373,751,232
Deferred compensation	—	(1,263)
Unrealized gains/(losses) on available for sale securities	133,403	(297,460)
Deficit accumulated during the development stage	(358,086,565)	(306,763,130)

Total stockholders’ equity	169,742,816	66,693,290

Total liabilities and stockholders’ equity	$217,624,513	$117,236,617

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and nine months ended September 30, 2006 and 2005 and the period from August 9, 1993

(inception) to September 30, 2006

	Three months ended September 30		Nine months ended September 30		Period from August 9, 1993 (inception) to September 30, 2006
	2006	2005	2006	2005
Contract revenues (Note 5)	$5,274,588	$4,738,414	$10,801,683	$11,462,372	$102,789,851

Operating expenses incurred during the development stage:
Research and development	15,496,036	14,526,331	43,061,456	35,349,464	345,783,923
Marketing, general and administrative	10,495,160	6,282,488	26,105,792	19,567,944	146,073,658

Total operating expenses	25,991,196	20,808,819	69,167,248	54,917,408	491,857,581

Loss from operations	(20,716,608)	(16,070,405)	(58,365,565)	(43,455,036)	(389,067,730)
Interest income	2,548,822	871,226	6,505,116	2,512,360	30,793,405
Other income / (expense)	(4,748)	(11,079)	537,014	(11,079)	187,760

Net loss	(18,172,534)	(15,210,258)	(51,323,435)	(40,953,755)	(358,086,565)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	—	48,905,779

Net loss allocable to common stockholders	$(18,172,534)	$(15,210,258)	$(51,323,435)	$(40,953,755)	$(417,538,658)

Basic and diluted net loss per share	$(0.40)	$(0.39)	$(1.16)	$(1.05)

Shares used in computing basic and diluted net loss per share	45,780,926	39,087,516	44,332,185	39,086,858

The accompanying notes are an integral part of the consolidated financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004, and 2005, and the nine months ended September 30, 2006

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

December 31, 2003, 2004 and 2005, and for the nine months ended September 30, 2006

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

ADOLOR CORPORATION

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2002, for the years ended

December 31, 2003, 2004 and 2005, and for the nine months ended September 30, 2006

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under FAS 123R	—	—	6,801,106	—	—	—	6,801,106
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	86,380	—	—	—	86,380
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,056,943	105	12,263,194	—	—	—	12,263,299
Unrealized gain on investments	—	—	—	—	430,863	—	430,863
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(51,323,435)	(51,323,435)

Balance, September 30, 2006	45,913,305	$4,591	$527,691,387	$—	$133,403	$(358,086,565)	$169,742,816

ADOLOR CORPORATION

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2006
	2006	2005
Net cash flows from operating activities:
Net loss	$(51,323,435)	$(40,953,755)	$(358,086,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	6,823,321	14,434	29,339,925
Non-cash warrant value	—	—	60,000
Depreciation expense	1,960,938	2,016,990	12,250,089
Non-cash proceeds from the trade of equipment	—	—	120,000
(Gain)/loss on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from collaboration agreements	(1,018,085)	(332,869)	(4,232,919)
Prepaid expenses and other current assets	(1,148,957)	866,372	(3,601,148)
Other assets	(5,750)	(197,003)	(302,753)
Accounts payable	(2,410,770)	(2,454,030)	942,526
Deferred licensing fees and rent	(3,246,903)	(3,246,903)	32,547,721
Accrued expenses	2,761,043	1,671,833	14,156,450

Net cash used in operating activities	(47,608,598)	(42,614,931)	(276,793,116)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(1,129,198)	(941,504)	(19,849,300)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(311,323,023)	(63,870,046)	(1,162,605,133)
Maturities/sales of short-term investments	215,000,000	106,731,813	964,638,630

Net cash (used in) / provided by investing activities	(97,452,221)	41,920,263	(217,646,285)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	135,055,435	—	401,379,620
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	12,263,299	12,263	16,090,188
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	35,809	112	1,025,502
Interest receivable converted to principal on notes	(766)	(3,135)	(135,761)

Net cash provided by financing activities	147,353,777	9,240	498,461,458

Net increase/(decrease) in cash and cash equivalents	2,292,958	(685,428)	4,022,057
Cash and cash equivalents at beginning of period	1,729,099	6,935,417	—

Cash and cash equivalents at end of period	$4,022,057	$6,249,989	$4,022,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$240,438

Cash received from sale of Pennsylvania research and development tax credits	551,158	—	551,158
Supplemental disclosure of non-cash financing activities:
Unrealized gains (losses) on available for sale securities, net	430,863	59,087	133,403
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the consolidated financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor (the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. Since inception, the Company has specialized in the discovery and development of prescription pain management products and expects to commercialize products that are successfully developed. Adolor has a number of product candidates in development, ranging from preclinical studies to pivotal clinical trials. The Company’s most advanced product candidate, Entereg® (alvimopan), is intended to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. For the global development and commercialization of Entereg® as a monotherapy, the Company is collaborating with Glaxo Group Limited (Glaxo) in multiple indications. Separately, the Company is also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, the Company is developing a Delta opioid agonist which is currently in phase I clinical safety testing. Additional product candidates are in preclinical development for the treatment of moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration and co-promotion agreements with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through September 30, 2006 aggregated approximately $358.1 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg®. Subsequent to September 30, 2006, the Company determined that it will not continue pursuing development of its sterile lidocaine patch program. This decision has no impact on the September 30, 2006 Consolidated Balance Sheet as all development costs have been charged to expense.

Interim Financial Information

The consolidated financial statements include the accounts of Adolor Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective June 14, 2005, Adolor transacted the dissolution of its wholly owned subsidiary. The information at September 30, 2006 and for periods ended September 30, 2006 and 2005, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method provides a “short-cut” method to determine the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation and the subsequent impact on the additional paid in capital pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS 123R.

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net loss	$(18,172,534)	$(15,210,258)	$(51,323,435)	$(40,953,755)
Unrealized gains/(losses) on available for sale securities, net	295,892	1,896	430,863	59,087

Comprehensive loss	$(17,876,642)	$(15,208,362)	$(50,892,572)	$(40,894,668)

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets, as management has the option to sell them at any time.

The following summarizes the short-term investments at September 30, 2006 and December 31, 2005:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at September 30, 2006	$197,966,503	$148,432	$(15,029)	$198,099,906

U.S. Government obligations at December 31, 2005	$101,643,480	$—	$(297,460)	$101,346,020

At September 30, 2006, maturities of investments were as follows:

Less than 1 year	$188,044,682	$139,003	$(15,029)	$188,168,656
1-2 years	9,921,821	9,429	—	9,931,250

	$197,966,503	$148,432	$(15,029)	$198,099,906

5. CONTRACT REVENUES

Contract revenues for the three and nine months ended September 30, 2006 and 2005 consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Amortization of up-front license fees	$1,041,669	$1,041,669	$3,125,007	$3,125,007
Collaborative agreement cost reimbursement	3,599,469	2,361,745	5,737,701	5,412,365
Co-promotion revenue	633,450	1,335,000	1,938,975	2,925,000

Total contract revenues	$5,274,588	$4,738,414	$10,801,683	$11,462,372

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through April 2014, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $1.0 million and $3.1 million was recognized in each of the three and nine month periods ended September 30, 2006 and 2005. In the third quarter of 2004, upon acceptance for review of the Company’s New Drug Application by the Food and Drug Administration, and under the terms of the collaboration agreement, the Company recognized $10.0 million in milestone revenue received from Glaxo.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the Consolidated Statements of Operations as contract revenues. The Company recorded collaborative agreement cost reimbursement revenues of approximately $3.6 million and $2.4 million and $5.7 million and $5.4 million, respectively, in the three and nine months ended September 30, 2006 and 2005 under this arrangement. As of September 30, 2006, approximately $3.6 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

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

The Company has established a hospital-focused sales force which, under a co-promotion agreement, collaborates with Glaxo representatives to co-promote Glaxo’s anti-thrombotic agent, Arixtra®. Under the terms of the co-promotion agreement, Glaxo will provide payments to Adolor at a contractual rate for the Adolor sales representatives deployed on Arixtra®. The Company recognized co-promotion revenue of approximately $0.6 million and $1.3 million and $1.9 million and $2.9 million, respectively, in the three and nine months ended September 30, 2006 and 2005 related thereto. At September 30, 2006, approximately $0.6 million was receivable from Glaxo pursuant to this agreement.

6. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (the “Plans”) under which options have typically been granted at a price equal to fair market value of the Company’s common stock on the date of grant. Options granted under the Plans vest at such dates as are determined in connection with their issuance and expire not more than ten years from the date of grant. Upon share option exercise, new shares of the Company’s common stock are issued. The Company does not expect to repurchase shares of its common stock through the remainder of 2006.

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

In addition, SFAS No. 123R addresses financial instruments issued as part of share-based payment arrangements in exchange for employee services. Certain of the Company’s share-based payment arrangements are outside the scope of SFAS No. 123R and are subject to Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the stock options held by certain non-employee consultants to be accounted for as liability awards. The fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $0.3 million was reclassified from equity to liability as of January 1, 2006. The fair value of the award is remeasured at each financial statement date until the award is settled or expires. During the three and nine months ended September 30, 2006, $258,000 of income and $21,000 of expense was recorded based on the remeasurement of these options. As of September 30, 2006, stock options to acquire 30,334 shares of common stock held by non-employee consultants remained unexercised. As a result of adopting SFAS 123R on January 1, 2006, and the impact of EITF 00-19, the Company’s net loss and basic and diluted net loss per share for the three and nine month period ended September 30, 2006 are $2.1 million and $6.8 million and $0.05 and $0.15 higher than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), the Company’s previously adopted standard for such matters. The following table summarizes the total stock-based compensation expense resulting from stock options included in the Consolidated Statement of Operations.

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Selling, general and administrative	$1,659,835	$4,629,883
Research and development	458,158	2,192,154

Total stock-based compensation expense	$2,117,993	$6,822,037

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).

The following table illustrates the effect on the net loss and the net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(15,210,258)	$(40,953,755)
Add: Stock-based employee compensation expense included in reported net loss	—	3,130
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,901,445)	(5,233,006)

Pro forma net loss	$(17,111,703)	$(46,183,631)

Net loss per share:
Basic and diluted-as reported	$(0.39)	$(1.05)
Basic and diluted-pro forma	$(0.44)	$(1.18)

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Expected stock price volatility	69.4%	65.6%	66.1%	68.5%
Risk-free interest rate	4.79%	4.24%	4.47%	3.91%
Expected life (in years)	6.0	4.0	6.0	4.0
Weighted-average fair value at grant date	$14.71	$4.85	$10.92	$5.18

Expected volatility for the remaining life of the option is based upon historical volatility and the expected life is based upon the simplified method. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the periods within the contractual life of the options.

The following table summarizes employee stock option activity for the nine month period ended September 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,350,774	$13.00
Granted	1,105,460	16.84
Exercised	(1,056,943)	11.60
Forfeited, cancelled or expired	(226,182)	14.39

Outstanding at September 30, 2006	4,173,109	14.30	7.4	$7,265,493

Exercisable at September 30, 2006	2,506,419	$14.29	6.6	$4,628,731

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on September 30, 2006. Intrinsic value is determined by calculating the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of options. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $40,000 and $12.7 million, respectively. The total number of in- the-money options exercisable as of September 30, 2006 was 1.2 million. As of September 30, 2006, total unrecognized compensation cost related to unvested stock options was $14.1 million, which will be amortized over the weighted average remaining service period of 2.7 years.

In May 2006, the 2003 Stock-based Incentive Compensation Plan was amended to increase the number of shares of common stock authorized for issuance under the 2003 Plan by 2,500,000. There were 252,051 and 3,048,800 options available for future grant under the 1994 and 2003 plans, respectively, as of September 30, 2006.

7. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased the Company’s common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg®, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That Complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The Complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the Complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

The Company has not accrued any amount in the consolidated financial statements as of September 30, 2006 for these matters.

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

Company

Overview

We are a development stage biopharmaceutical corporation that was founded in 1993. Since our inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that we successfully develop. We have a number of product candidates in various stages of development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg® (alvimopan), is intended to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. For the global development and commercialization of Entereg® as a monotherapy, we are collaborating with Glaxo Group Limited (Glaxo) in multiple indications. Separately, we are also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, we are developing a Delta opioid agonist which is currently in phase I clinical safety testing. Additional product candidates are in preclinical development for the treatment of moderate-to-severe pain conditions.

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

OBD and Chronic Constipation Clinical Development Programs

Entereg® is being developed by Glaxo for the treatment of OBD in patients taking opioid analgesics for persistent pain conditions. In September 2006, we and Glaxo announced the top-line results from two Phase III registration studies, Studies SB-767905/012 (Study 012) and SB-767905/013 (Study 013) of alvimopan for the treatment of OBD in patients with chronic non-cancer pain, and one Phase 2b study, Study 767905/008 (Study 008) in patients with chronic cancer pain taking opioids and experiencing symptoms associated with OBD. Enrollment is complete in Glaxo’s Phase III long term safety study, Study767905/014 (Study 014), which is currently ongoing.

In September 2005, we and Glaxo announced the start of Phase III clinical testing to evaluate Entereg® for the treatment of OBD. The Phase III clinical program, which is being led by Glaxo, is comprised of three studies with an expected enrollment of approximately 1,700 patients in North America, Europe and other parts of the world. Two of the three Phase III OBD studies, Study 012 and Study 013, are randomized, double-blind, placebo controlled, multicenter studies each designed to enroll approximately 480 adults who are taking opioid therapy for persistent non-cancer pain and have resulting OBD. Under the protocols, the patients are randomized to one of two Entereg® arms (0.5 mg. once daily or 0.5 mg. twice daily) or to placebo for twelve weeks of treatment. The primary objective of these confirmatory studies is to compare Entereg® with placebo for efficacy in the treatment of OBD.

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

Study 012. In September 2006, we and Glaxo announced top-line results from a Phase III clinical study of Entereg in OBD, Study 012. Study 012 enrolled 518 patients with chronic non-cancer pain who had experienced symptoms of OBD, defined as having less than 3 SBMs (defined as bowel movements with no laxative in the previous 24 hours) a week plus one or more bowel movement symptoms (incomplete evacuation, straining, hard/small pellets) for 25% of bowel movements. This study achieved statistical significance for the primary endpoint – the proportion of patients who had a weekly average of three or more SBMs and an increase from baseline of one or more SBMs a week over the 12-week treatment period. In patients treated with alvimopan 0.5 mg twice daily, 72% met the primary endpoint compared with 48% of patients receiving placebo (p less than 0.001). In patients treated with alvimopan 0.5 mg once daily, 61% met the primary endpoint compared with 48% of patients receiving placebo (p=0.065).

Study 013. In September 2006, we and Glaxo also announced top-line results from a Phase III clinical study of Entereg in OBD, Study 013. Study 013 enrolled 485 patients with chronic non-cancer pain. In both groups of patients treated with alvimopan, 0.5 mg twice and once daily, over the 12-week treatment period, 63% met the primary endpoint compared with 56% of patients receiving placebo (p=0.214 & p=0.259 respectively). These results are not statistically significant.

Alvimopan was generally well tolerated in these Studies 012 and 013. Adverse events (AEs) affecting the gastrointestinal (GI) tract were the most common in both studies occurring in 24-33% of alvimopan-treated patients, compared with 22% on placebo. These included abdominal pain, diarrhea, nausea and vomiting.

Study 008. In September 2006, we and Glaxo also announced top-line results from a Phase 2b clinical study of Entereg in patients with chronic cancer pain taking opioids and experiencing symptoms associated with OBD, Study 008. Study 008 enrolled 233 patients. The primary endpoint in this study was the change in frequency of spontaneous complete bowel movements (SCBMs), defined as a bowel movement with no laxative use in the previous 24 hours that provides the subject with a feeling of complete evacuation. The average weekly change from baseline for the three week treatment period was 1.9, 1.8 and 2.1 SCBMs for patients treated with alvimopan 0.5 mg twice daily, 1.0 mg once and twice daily, respectively, compared to 1.6 SCBMs in those receiving placebo. These differences were not statistically significant. The safety and tolerability of alvimopan in this cancer pain study were similar to that seen in the placebo group.

Study SB767905/011 (Study 011). In March 2005, we and Glaxo announced top-line results from a Phase IIb study of Entereg® in OBD. In Study 011, in 522 non-cancer patients with OBD, all three oral Entereg® dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of SBMs over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg® 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg® 1mg, once daily treatment group and 4.17 SBM for the Entereg® 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg® treatment groups were statistically significantly different from placebo at the P<0.001 level. In this Phase IIb study adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg® treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea and GI adverse events were also the most common reason for study withdrawal. In the Phase IIa study in chronic constipation, there were no statistically significant differences from placebo for any dose of Entereg® in the primary or secondary endpoints, or in key subgroups.

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

During the third quarter of 2006, the Investigational New Drug Application (IND) for the acute combination product, coformulated hydrocodone/APAP and alvimopan, was activated and we initiated a phase I pharmacokinetic study to compare the co-formulated product with the co-administered products.

Sterile Patch Program (ADL 8-7223)

We have determined not to continue pursuing development of our sterile lidocaine patch program. As a result, on October 27, 2006, we provided notice to EpiCept Corporation that we were terminating our License Agreement dated July 23, 2003, under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch. Also as a result, on October 27, 2006, we provided notice to Corium International, Inc. that we were terminating our Scale Up and Commercial Supply Agreement dated November 16, 2005.

Delta Agonist Program

We submitted an IND to the FDA for ADL5859, our novel oral compound, which was designed by our researchers to target the Delta opioid receptor. The Delta receptor is one of three opioid receptors that modulate pain. On January 30, 2006, we announced that the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase 1 protocol. Following our response to the FDA’s request for additional studies and information, the FDA lifted the clinical hold on our ADL 5859 IND. During the third quarter 2006, we commenced a Phase I clinical trial of ADL5859 designed to investigate the safety, tolerability and pharmacokinetics of a single dose of ADL5859 in healthy volunteers.

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

Commercialization

We maintain a marketing organization to support our development efforts. We have also established a hospital-focused sales force which is currently engaged in the detailing of Glaxo’s anti-thrombotic agent, Arixtra®, under our co-promotion arrangement with Glaxo. This sales force could also potentially focus on Entereg® if FDA approval is received.

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

Collaboration and Other Agreements With Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-

refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments of up to $210.0 million over the remaining term of the agreement upon the successful achievement, if any, of certain clinical and regulatory objectives including up to $40 million related to the POI indication and up to $25 million related to the chronic OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were approximately $202.1 million at September 30, 2006, and $103.1 million at December 31, 2005, representing 92.9% and 87.9% of our total assets, respectively. We invest excess cash principally in United States Treasury obligations.

The increase in cash, cash equivalents and short-term investments was primarily the result of the Company’s public offering of 5,750,000 shares of common stock at $25.00 per share in February 2006. The Company received net proceeds from the offering of approximately $135.1 million. This increase was partially offset by cash used in operating activities of $47.6 million.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2008 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
Net loss	$(51,323,435)	$(40,953,755)
Adjustments for non-cash operating items	8,784,259	2,031,424

Net cash operating loss	(42,539,176)	(38,922,331)
Net change in assets and liabilities	(5,069,422)	(3,692,600)

Net cash used in operating activities	$(47,608,598)	$(42,614,931)

Net cash (used in)/provided by investing activities	$(97,452,221)	$41,920,263

Net cash provided by financing activities	$147,353,777	$9,240

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Net operating cash outflows for the nine months ended September 30, 2006 have resulted primarily from research and development expenditures associated with our product candidates, including development expenses for Entereg®, compensation costs, and marketing, general and administrative expenses. These outflows were partially offset by amounts received under agreements with Glaxo.

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

Net Cash Used In Investing Activities and Investing Requirements Outlook

Net cash used in investing activities for the nine months ended September 30, 2006 relates primarily to the purchase of investments, combined with expenditures for laboratory equipment and information technology to support our research and development activities. The increase as compared to the nine months ended September 30, 2005 was due to the investment of proceeds from our recent stock offering.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities for the nine months ended September 30, 2006 have resulted primarily from our sale of 5,750,000 shares of common stock at $25.00 per share. We received net proceeds from the offering of approximately $135.1 million. In addition, we received $12.3 million upon the exercise of stock options in the nine months ended September 30, 2006.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Although we received an approvable letter from the FDA for Entereg® in July 2005, there is no assurance that the FDA will approve Entereg® in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $202.1 million as of September 30, 2006 will be sufficient to fund operations into 2008. Prior to exhausting our current cash reserves, we may need to raise additional funds to finance our operating activities. If we do not raise additional cash, we may be required to curtail or limit certain marketing support and research and development activities. A curtailment of certain activities would delay or possibly prevent development of certain of our products. We may seek to obtain additional funds through equity or debt financings or strategic alliances with third parties. These financings could result in substantial dilution to the holders of our common stock. Any such required financing may not be available in amounts or on terms acceptable to us.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were approximately $5.3 million and $4.7 million for the three months ended September 30, 2006 and 2005, respectively and were approximately $10.8 million and $11.5 million for the nine months ended September 30, 2006 and 2005. The increase in revenues for the three months was primarily due to an increase in revenues of $1.2 million resulting from increased expenses incurred by us and reimbursable by Glaxo under our collaboration agreement partially offset by a decrease in co-promotion revenues of $0.7 million from our Arixtra co-promotion agreement with Glaxo. The decrease for the nine months ended September 30, 2006 was primarily the result of a reduction in co-promotion revenues of $1.0 million relating to our Arixtra co-promotion agreement with Glaxo.

Research and development expenses were approximately $15.5 million for the three months ended September 30, 2006 as compared to approximately $14.5 million for the three months ended September 30, 2005. This increase was principally related to increases in compensation expense of $0.5 million relating to the implementation of FAS 123R, and increased expenses relating to our combination product development program. These increases were partially offset by the decrease in expenses related to our Delta program.

Research and development expenses were approximately $43.1 million for the nine months ended September 30, 2006 as compared to approximately $35.3 million for the nine months ended September 30, 2005. Expenses increased principally due to a greater compensation expense of $2.2 million resulting from the implementation of FAS 123R, and increased expenses associated with our sterile lidocaine patch program, and combination product development program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled approximately $6.5 million and $5.7 million in the three months ended September 30, 2006 and 2005, respectively, and approximately $19.4 and $16.4 million in the nine months ended September 30, 2006 and 2005, respectively. These internal research and development expenses are largely related to our Entereg® development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third party vendors and can be allocated to significant research and development programs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Entereg® Program	$5,775,287	$5,834,488	$14,099,280	$13,709,293
Combination Product	1,101,162	—	3,013,188	—
Sterile Lidocaine Patch Program	730,121	813,235	2,704,313	1,032,826
Delta Program	791,450	1,380,848	2,052,636	2,277,653
Other Programs	586,728	784,899	1,800,101	1,886,470

Total	$8,984,748	$8,813,470	$23,669,518	$18,906,242

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses increased to approximately $10.5 million for the three months ended September 30, 2006 from approximately $6.3 million in the three months ended September 30, 2005 and to approximately $26.1 million for the nine months ended September 30, 2006 from approximately $19.6 million for the nine months ended September 30, 2005. The expense increase principally related to increased personnel expenses, including expenses associated with the implementation of FAS 123R, combined with additional marketing and sales expenses.

Interest Income. Our interest income increased to $2.5 million for the three months ended September 30, 2006 from approximately $0.9 million in the three months ended September 30, 2005 and to approximately $6.5 million for the nine months ended September 30, 2006 from approximately $2.5 million for the nine months ended September 30, 2005. This was primarily due to an increase in short-term investments resulting from the proceeds from the sale of common stock in February 2006 in addition to higher interest rates.

Other income (expense). Our other income increased to approximately $0.5 million for the nine months ended September 30, 2006 and represents cash received from the sale of our Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2006 aggregated approximately $358.1 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will increase as a result of continued research and development expenses relating to Entereg® and increased expenses relating to other product development programs, as well as increased costs incurred in preparation for the potential commercialization of Entereg®.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets consists of investment grade fixed income securities (U.S. Treasury obligations). The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at September 30, 2006 was approximately $198.1 million, and the weighted-average interest rate return on the portfolio was approximately 5.0%, with maturities of investments ranging up to 13 months.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

Our management, including our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our Interim President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg®, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg®, especially in the United States. Prior to commercialization of Entereg® in the United States for any indication, the FDA would have to approve Entereg® for commercial sale. Drug development is a highly uncertain process. We received an approvable letter from FDA for Entereg® for POI in July 2005, however, there is no assurance that the FDA will approve Entereg® for POI in the future. Phase III clinical testing of Entereg® in OBD began in September 2005 with the initiation of two identically designed Phase III registration studies conducted by Glaxo (Studies 012 and 013) and one long term safety study, Study 014. In September 2006, we along with Glaxo announced that Study 012 achieved statistical significance in its primary endpoint while Study 013 did not achieve statistical significance in its primary endpoint. We along with Glaxo also announced top-line results from a Phase 2b investigation of alvimopan in patients with cancer pain treated with opioid analgesics. The results in the primary endpoints for this Phase 2b study were not statistically significant. Glaxo is reviewing the results of these studies to determine potential next steps in the development of Entereg® for OBD. Study 014 is ongoing and there is no assurance that Study 014 will be successful or that Entereg® will be approved for OBD, POI or any other indication. Additionally, foreign country regulatory approval is required prior to commercialization of Entereg® outside of the United States. There is no assurance that Glaxo will seek approval of Entereg® in countries outside the United States, or that such approval would be obtained.

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

We along with Glaxo recently announced top-line results from two registration Phase III studies of Entereg® for the treatment of OBD in patients with chronic non-cancer pain. In one of those studies, Study 013, the result in the primary endpoint was not statistically significant. We along with Glaxo also announced top-line results from a Phase 2b investigation of alvimopan in patients with cancer pain treated with opioid analgesics. The results in the primary endpoints for this Phase 2b study were not statistically significant.

These results or future results that fail to achieve statistical significance may make it more difficult to achieve regulatory approval of Entereg® in POI, OBD or any other indication.

Additionally, while our NDA for use of Entereg® in POI includes data from both the 6 mg and 12 mg treatment groups, we have requested approval for the 12 mg treatment group. The FDA may not grant such approval.

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

Results from the clinical studies conducted to date in OBD are not necessarily indicative of the results that may be obtained in further studies, or in clinical studies in the POI indication. Phase III clinical testing of Entereg® in OBD began in September 2005. In September 2006 we along with Glaxo announced the results from two identically designed Phase III registration studies in OBD in patients with chronic non-cancer pain conducted by Glaxo (Studies 012 and 013). Study 012 achieved statistical significance in its primary endpoint while Study 013 did not achieve statistical significance in its primary endpoint. We also announced top-line results from a Phase 2b investigation of alvimopan in patients with cancer pain treated with opioid analgesics. The results in the primary endpoints for this Phase 2b study were not statistically significant. Glaxo is reviewing the results of these studies to determine potential next steps in the development of Entereg® for OBD. The long-term safety study (Study 014) in OBD is ongoing. This study may not be successful. The long-term animal toxicity studies necessary to support further development of Entereg® for chronic use are on-going. Adverse safety findings in any of these ongoing studies could adversely affect our prospects for Entereg®, including its prospects for use in POI.

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

We believe our existing cash, cash equivalents and short-term investments as of September 2006 of approximately $202.1 million will be sufficient to fund operations into 2008. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue and, as of September 30, 2006, we have incurred a cumulative net loss of approximately $358.1 million. During the calendar years ended December 31, 2005 and 2004, we incurred operating losses of approximately $60.2 million and $46.1 million, respectively, and net losses of approximately $56.8 million and $43.6 million, respectively. During the nine month period ended September 30, 2006, we incurred operating losses of approximately $58.4 million and net losses of approximately $51.3 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

We also expect to depend on third parties to manufacture product candidates we may acquire or in-license, and will need to develop our own internal capabilities and external relationships in that regard.

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

Preclinical testing and clinical development are long, expensive and uncertain processes. Failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Based on results at any stage of clinical trials, we may decide to discontinue development of our product candidates. Even if we obtain approval and begin marketing a product, on-going clinical trials, including for other indications, may result in additional information that could affect our ability or decision to continue marketing the drug.

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

Our Delta agonist Program May Not Lead to Successful Drug Candidates.

The Delta receptor is one of three opioid receptors (mu, delta and kappa) that modulate pain. To date there have been no selective Delta agonist compounds successfully developed and approved by the FDA. We had an active delta agonist discovery program. We submitted an IND to the FDA in December 2005 to begin clinical testing of our first novel oral Delta agonist product candidate, ADL5859. In January 2006 we announced the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase 1 protocol. Following our response to the FDA’s request for additional studies and information, the FDA lifted the clinical hold on our delta IND for ADL5859. During the third quarter of 2006, we commenced a Phase I clinical trial of ADL5859 designed to investigate the safety, tolerability and pharmacokinetics of a single dose of ADL5859 in healthy volunteers.

We may not be successful in our Delta agonist development program. Development of Delta agonists may not lead to commercially successful drugs.

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

ITEM 6. EXHIBITS:

The following exhibits are filed as part of this Report on Form 10-Q:

10.1	Agreement dated August 8, 2006 between the Company and David M. Madden (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 9, 2006) [4]

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.
[4]	Compensation plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: October 31, 2006	By:	/s/ David Madden
David Madden
Interim President and Chief Executive Officer

	By:	/s/ Thomas P. Hess
Thomas P. Hess
Vice President, Finance and
Chief Financial Officer