Form 10-Q
period 2007-03-31
ADOLOR CORP
filed 2007-05-03
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of April 17, 2007: 46,002,992 shares.

ADOLOR CORPORATION

FORM 10-Q

March 31, 2007

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets at March 31, 2007 and December 31, 2006	3

	Statements of Operations for the three months ended March 31, 2007 and 2006, and the period from August 9, 1993 (inception) to March 31, 2007	4

	Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2003, for the years ended December 31, 2004, 2005 and 2006, and the three months ended March 31, 2007.	5

	Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and the period from August 9, 1993 (inception) to March 31, 2007	8

	Notes to Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 6.	Exhibits	36

	Signatures	37

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,314,045	$3,278,858
Short-term investments	164,962,167	182,283,151
Accounts receivable from agreements	999,869	3,279,374
Prepaid expenses and other current assets	4,478,669	4,490,950

Total current assets	174,754,750	193,332,333
Equipment and leasehold improvements, net	6,791,204	7,022,494
Other assets	123,410	242,753

Total assets	$181,669,364	$200,597,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,364,147	$2,662,701
Accrued expenses	7,627,755	13,210,311
Deferred licensing fees and rent– current	3,447,062	4,329,192

Total current liabilities	12,438,964	20,202,204
Deferred licensing fees and rent– non-current	27,156,633	27,136,268
Other liabilities	97,920	78,480

Total liabilities	39,693,517	47,416,952

Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 46,002,992 and 45,999,543 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4,592	4,592
Additional paid-in capital	531,702,756	529,682,107
Unrealized losses on available for sale securities	(21,542)	(4,563)
Deficit accumulated during the development stage	(389,709,959)	(376,501,508)

Total stockholders’ equity	141,975,847	153,180,628

Total liabilities and stockholders’ equity	$181,669,364	$200,597,580

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

Three months ended March 31, 2007 and 2006 and the period from August 9, 1993

(inception) to March 31, 2007

	Three months ended March 31		Period from August 9, 1993 (inception) to March 31, 2007
	2007	2006
Contract revenues	$1,821,003	$2,568,617	$108,896,582

Operating expenses incurred during the development stage:
Research and development	11,573,017	14,606,618	370,955,234
Marketing, general and administrative	5,817,302	7,455,342	163,474,733

Total operating expenses	17,390,319	22,061,960	534,429,967

Loss from operations	(15,569,316)	(19,493,343)	(425,533,385)
Interest income	2,222,675	1,501,346	35,502,225
Other income	138,190	546,510	321,201

Net loss	(13,208,451)	(17,445,487)	(389,709,959)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	48,905,779

Net loss allocable to common stockholders	$(13,208,451)	$(17,445,487)	$(449,162,052)

Basic and diluted net loss per share	$(0.29)	$(0.42)

Shares used in computing basic and diluted net loss per share	45,920,368	41,699,483

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from August 9, 1993 (inception) to December 31, 2003, for the years ended

December 31, 2004, 2005 and 2006, and the three months ended March 31, 2007

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Accumulated deficit during the development stage	Total stockholders’ equity
	Number of shares	Amount
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	971,197	—	—	—	971,197
Interest receivable converted to principal on employee notes	—	—	(128,924)	—	—	—	(128,924)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(71,247)	(7)	(1,706,296)	1,706,303	—	—	—
Exercise of stock options	2,506,529	251	3,687,580	—	—	—	3,687,831
Unrealized gain on investments	—	—	—	—	221,224	—	221,224
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,375,779	—	—	—	95,376,469
Reduction of estimated offering costs	—	—	400,000	—	—	—	400,000
Net proceeds from issuance of newly registered shares of common stock	9,900,000	990	170,546,726	—	—	—	170,547,716
Issuance of common stock for bonus awards	16,609	1	223,770	(2,172)	—	—	221,599
Deferred compensation resulting from grant of stock options	—	—	23,911,011	(23,911,011)	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(347,382)	3,451,714	—	—	3,104,332
Amortization of deferred compensation	—	—	—	18,076,745	—	—	18,076,745
Net loss	—	—	—	—	—	(206,380,016)	(206,380,016)

Balance, December 31, 2003	38,793,122	$3,879	$372,191,435	$(757,588)	$221,224	$(206,380,016)	$165,278,934

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2003, for the years ended

December 31, 2004, 2005 and 2006, and the three months ended March 31, 2007

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2003	38,793,122	$3,879	$372,191,435	$(757,588)	$221,224	$(206,380,016)	$165,278,934
Payments on notes granted to employees for stock options	—	—	2,754	—	—	—	2,754
Interest receivable converted to principal on employee notes	—	—	(2,935)	—	—	—	(2,935)
Exercise of stock options	287,223	29	1,056,575	—	—	—	1,056,604
Unrealized loss on investments	—	—	—	—	(684,681)	—	(684,681)
Deferred compensation resulting from grant of stock options adjustment	—	—	357,602	(357,602)	—	—	—
Amortization of deferred compensation	—	—	—	1,095,725	—	—	1,095,725
Net loss	—	—	—	—	—	(43,586,484)	(43,586,484)

Balance, December 31, 2004	39,080,345	3,908	373,605,431	(19,465)	(463,457)	(249,966,500)	123,159,917
Payments on notes granted to employees for stock options	—	—	15,742	—	—	—	15,742
Interest receivable converted to principal on employee notes	—	—	(3,136)	—	—	—	(3,136)
Exercise of stock options	26,017	3	133,195	—	—	—	133,198
Unrealized gain on investments	—	—	—	—	165,997	—	165,997
Amortization of deferred compensation	—	—	—	18,202	—	—	18,202
Net loss	—	—	—	—	—	(56,796,630)	(56,796,630)

Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2003, for the years ended

December 31, 2004, 2005 and 2006, and the three months ended March 31, 2007

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under SFAS 123R	—	—	8,671,724	—	—	—	8,671,724
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	103,652	—	—	—	103,652
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,063,181	106	12,366,024	—	—	—	12,366,130
Restricted stock issued	80,000	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	292,897	—	292,897
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(69,738,378)	(69,738,378)

Balance, December 31, 2006	45,999,543	4,592	529,682,107	—	(4,563)	(376,501,508)	153,180,628
Compensation expense under SFAS 123R	—	—	1,992,967	—	—	—	1,992,967
Payments on notes granted to employees for stock options	—	—	6,681	—	—	—	6,681
Exercise of stock options	3,449	—	21,001	—	—	—	21,001
Unrealized loss on investments	—	—	—	—	(16,979)	—	(16,979)
Net loss	—	—	—	—	—	(13,208,451)	(13,208,451)

Balance, March 31, 2007	46,002,992	$4,592	$531,702,756	$—	$(21,542)	$(389,709,959)	$141,975,847

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31, 2007
	2007	2006
Net cash flows from operating activities:
Net loss	$(13,208,451)	$(17,445,487)	$(389,709,959)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	2,012,407	2,503,063	33,083,702
Deferred licensing fees and rent	(861,765)	(1,082,300)	(21,136,305)
Non-cash warrant value	—	—	60,000
Depreciation expense	617,278	690,462	13,501,215
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from agreements	2,279,505	1,687,886	(999,869)
Prepaid expenses and other current assets	12,281	(16,340)	(4,478,669)
Other assets	119,343	(175,710)	(123,410)
Accounts payable	(1,298,554)	(2,584,886)	1,364,147
Accrued expenses	(5,582,556)	(2,140,595)	7,627,755
Deferred licensing fees and rent	—	—	51,740,000

Net cash used in operating activities	(15,910,512)	(18,563,907)	(308,937,835)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(385,988)	(234,130)	(20,525,900)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(14,195,995)	(156,408,219)	(1,208,122,339)
Maturities/sales of short-term investments	31,500,000	43,000,000	1,043,138,630

Net cash provided by / (used in) investing activities	16,918,017	(113,642,349)	(185,340,091)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	—	135,078,319	401,379,620
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	21,001	5,662,903	16,214,020
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	6,681	29,699	1,032,183
Interest receivable converted to principal on notes	—	—	(135,761)

Net cash provided by financing activities	27,682	140,770,921	498,591,971

Net increase in cash and cash equivalents	1,035,187	8,564,665	4,314,045
Cash and cash equivalents at beginning of period	3,278,858	1,729,099	—

Cash and cash equivalents at end of period	$4,314,045	$10,293,764	$4,314,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4,748	$240,438
Cash received from sale of Pennsylvania research and development tax credits	$142,938	$551,158	$694,096
Supplemental disclosure of non-cash financing activities:
Unrealized (losses) gains on available for sale securities, net	$(16,979)	$103,237	$(21,542)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Financial Statements

March 31, 2007

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg in multiple indications. The Company is also developing a product that combines alvimopan with an opioid analgesic. In addition, the Company is developing a Delta opioid agonist which is currently in Phase I clinical safety and tolerability testing. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

On April 9, 2007, the Company announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing opioid-bowel dysfunction (“OBD”), and the impact those results have on the current development program. The Company also announced that the current development program for Entereg for treatment of OBD is on-hold while the preliminary findings from Study 014 are evaluated.

The Company is in discussions with the Food and Drug Administration (“FDA”) regarding the Study 014 results and the impact such results may have on the submission of a complete response to the FDA November 2006 approvable letter for Entereg for the management of postoperative ileus (“POI”). The Company is targeting the filing of the complete response in the second quarter of 2007; however, there can be no assurance that such a submission will occur or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with the FDA.

Currently, the Company’s revenues are derived from its collaboration agreement with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through March 31, 2007 aggregated approximately $389.7 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg.

Interim Financial Information

The information at March 31, 2007 and for the periods ended March 31, 2007 and 2006, is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. The estimates made are principally in the areas of contract revenue recognition and research and development expense accrual. Actual results could differ materially from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No.109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed

“more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations and financial position.

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Net loss	$(13,208,451)	$(17,445,487)
Unrealized (losses)/gains on available for sale securities, net	(16,979)	103,237

Comprehensive loss	$(13,225,430)	$(17,342,250)

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets, as management has the option to sell them at any time.

The following summarizes the Company’s short-term investments at March 31, 2007 and December 31, 2006:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at March 31, 2007	$164,983,709	$18,442	$(39,984)	$164,962,167

U.S. Government obligations at December 31, 2006	$182,287,714	$55,186	$(59,749)	$182,283,151

Short-term investments at March 31, 2007 and December 31, 2006 had maturities ranging up to twelve months.

5. CONTRACT REVENUES

Contract revenues for the three months ended March 31, 2007 and 2006 consist of the following:

	Three months ended March 31,
	2007	2006
Amortization of up-front license fees	$821,134	$1,041,669
Collaborative agreement cost reimbursement	999,869	862,598
Co-promotion revenue	—	664,350

Total contract revenues	$1,821,003	$2,568,617

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through March 2016, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $0.8 million and $1.0 million was recognized in each of the three-month periods ended March 31, 2007 and 2006, respectively. The estimated performance period was extended in 2006 by two years based on the second approvable letter from the FDA that was received in November 2006.

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the statements of operations as contract revenues. The Company recorded collaborative agreement cost reimbursement revenues of approximately $1.0 million and $0.9 million, respectively, in the three months ended March 31, 2007 and 2006 under this arrangement. As of March 31, 2007, approximately $1.0 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

The decrease in co-promotion revenue was due to the expiration of the Arixtra co-promotion agreement with Glaxo on December 31, 2006.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by the Company or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the POI product was not commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the OBD chronic product.

6. STOCKHOLDERS’ EQUITY

Equity-based compensation

During the three months ended March 31, 2007, the Company granted approximately 1,031,000 common stock options to employees. The stock options vest monthly over a four-year period beginning from date of grant and were granted with an exercise price at 100% of the market price of the Company’s common stock on the date of grant. The fair value of the options granted during the three months ended March 31, 2007 was $4.9 million and such amount will be amortized over the applicable service period. For the three months ended March 31, 2007, compensation expense related to all outstanding common stock options was $1.8 million.

On January 4, 2007, the Company granted approximately 165,000 deferred stock awards to employees. The deferred stock awards entitle the employee to receive shares of Company common stock upon approval of Entereg for POI or the eighteen month anniversary (three-year anniversary for Vice Presidents and above) of the award date. For the three months ended March 31, 2007, compensation expense related to deferred stock awards was $0.2 million.

7. RESTRUCTURING CHARGE

On December 14, 2006, the Company announced that it disbanded its sales force of approximately 35 people and made other selected reductions to the Company’s work force. This reduction was due to the November 2006 FDA approvable letter and subsequent delay to possible market entry for the Company’s lead product, Entereg.

The reduction in the Company’s work force resulted in a severance charge of $2.5 million, of which none was paid in 2006. Approximately $1.9 million was paid out during the three months ended March 31, 2007 and the accrued severance balance at March 31, 2007 was $0.6 million.

8. LEGAL PROCEEDINGS

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

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints involving the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg. On November 12, 2004, the Derivative Plaintiff filed an amended complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the complaint for failure to state a claim. Plaintiffs responded to the Company’s and the directors’ and officers’ motions on January 27, 2005. The Company and the directors and officers filed reply briefs on February 18, 2005.

The Company has not accrued any amount in the financial statements as of March 31, 2007 for these matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Various statements made in this Quarterly Report on Form 10-Q are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	the status and anticipated timing of regulatory review and approval, if any, for our product candidates;

•	our product development efforts, including results from clinical trials;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us and our collaborators;

•	anticipated trial results and regulatory submission dates for our product candidates by us and our collaborators;

•	analysis and interpretation of data by us or our collaborators;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	our intentions regarding the establishment of collaborations;

•	anticipated efforts of our collaborators;

•	estimates of the market opportunity and the commercialization plans for our product candidates;

•	our intention to rely on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products;

•	the scope of third-party patent rights;

•	our ability to raise additional capital; and

•	our ability to acquire or in-license products or product candidates.

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

The following discussions should be read in conjunction with our Financial Statements and related notes thereto included elsewhere in this Quarterly Report and the Risk Factors in Part II Item 1A. of this Quarterly Report.

Company Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. Since inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that are successfully developed. We have a number of product candidates in various stages of development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. For the global development and commercialization of Entereg as a monotherapy, we are collaborating with Glaxo in multiple indications. Separately, we are also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, we are developing a delta opioid agonist which is currently in Phase I clinical safety testing. Additional product candidates are in preclinical development for the treatment of moderate-to-severe pain conditions.

On April 9, 2007, we announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing opioid-bowel dysfunction (OBD), and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg, compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg, compared to placebo. Pending completion of the analysis of Study 014, Glaxo has put the OBD development program on-hold and withdrawn the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo has stopped Study 101684, an extension of Study 008 in a cancer pain population, and the Company has suspended enrollment in Study 228.

The Company is in discussions with the Food and Drug Administration (“FDA”) regarding the Study 014 results and the impact such results may have on the submission of a complete response to the FDA November 2006 approvable letter for Entereg for the management of postoperative ileus (“POI”). The Company is targeting the filing of the complete response in the second quarter of 2007; however, there can be no assurance that such a submission will occur or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with FDA.

Entereg (alvimopan)

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

Entereg is a small molecule, mu-opioid receptor antagonist intended to block the adverse side effects of opioid analgesics on the GI tract without affecting analgesia. Entereg has been under development for both acute and chronic conditions. The acute indication is for the management of POI, a GI condition characterized by the slow return of gut function that can result from GI or other surgeries. The chronic indication is for the treatment of OBD, which is a condition characterized by a number of GI symptoms, including constipation, that often results from chronic use of opioid analgesics to treat persistent pain conditions.

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. We are responsible for development of acute indications, such as POI, and Glaxo is responsible for development of chronic indications, such as OBD. In the United States, we and Glaxo are co-developing Entereg and intend to share profits that result from the sale of the product. For commercial sales of Entereg for POI in the United States, we would receive 45% and Glaxo would receive 55% of the net sales less certain agreed upon costs, and subject to certain adjustments. After the first three years, each party’s share would become 50%. For commercial sales of Entereg for OBD in the United States, we would receive 35% and Glaxo would receive 65% of the net sales less certain agreed upon costs, and subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of 20%. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg, and we would receive royalties on net sales. We may receive additional milestone payments under the collaboration agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $40.0 million related to the POI indication and up to $25.0 million related to the OBD indication.

POI Clinical Development Program

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

On April 9, 2007, the Company announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg, compared to placebo. Pending completion of the analysis of Study 014, Glaxo has put the OBD development program on-hold and withdrawn the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo has stopped Study 101684, an extension of Study 008 in a cancer pain population, and the Company has suspended enrollment in Study 228.

The Company is in discussions with FDA regarding the Study 014 results and the impact such results may have on the submission of a complete response to the FDA November 2006 approvable letter for Entereg for the management of POI. The Company is targeting the filing of the complete response in the second quarter of 2007; however, there can be no assurance that such a submission will occur or that further developments with respect to the POI indication will not be impacted by the further analysis of the alvimopan OBD studies, including the findings from Study 014, or further discussions with FDA.

In November 2006, we announced the receipt of our second approvable letter from the FDA for Entereg 12 mg capsules, under review for the management of POI by acceleration of GI function following bowel resection surgery. An approvable letter is a letter from the FDA to an NDA applicant indicating that the FDA may approve the NDA if specific additional information is submitted or specific conditions are agreed upon. The November 2006 approvable letter indicated that before the application for Entereg may be approved, it would be necessary to provide the twelve-month safety data, including analysis of serious cardiovascular events from study 767905/014 (Study 014), which was an ongoing safety study being conducted by Glaxo in OBD. The FDA’s review of the NDA for POI included a six-month interim analysis of Study 014. The Study 014 interim analysis showed an increase, which was not statistically significant, in the reported incidence of serious cardiovascular adverse events in patients receiving alvimopan as compared to patients receiving placebo. The FDA also requested a risk management plan.

In July 2005, we received our first approvable letter from the FDA. The July 2005 approvable letter indicated that before the application for Entereg may be approved, it would be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from our Study 14CL314 (Study 314). Results from Study 314 were announced in February 2006. The FDA also indicated that we must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg is clinically meaningful. Following completion of Study 314, we submitted a complete response to the July 2005 NDA approvable letter. The FDA issued the November 2006 NDA approvable letter at the conclusion of its review.

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

We have also conducted an additional study in support of our pending NDA, Study 314. The protocol for Study 314 provided that the initial dose of Entereg should be administered 30 to 90 minutes prior to surgery, as compared to our previous Phase III studies where the first dose was required to be administered (at least) 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function, GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 was also designed to evaluate certain secondary endpoints.

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

OBD Clinical Development Program

In April 2007, we and Glaxo announced the preliminary results for Study 014 and also announced that the current development program for OBD is on-hold while findings from Study 014 are evaluated. Pending completion of these analyses, the Special Protocol Assessment that had been submitted to the FDA for an additional Phase III safety and efficacy study in patients with OBD (Study 015), has been withdrawn by Glaxo. In addition, Glaxo has taken the decision to stop Study 101684, an extension of Study 008 in a cancer pain population, which had 15 patients receiving treatment.

Glaxo has conducted several other clinical studies of Entereg for the treatment of OBD in patients taking opioid analgesics for persistent pain conditions. In September 2006, we and Glaxo announced the top-line results from two Phase III registration studies, Studies SB-767905/012 (Study 012) and SB-767905/013 (Study 013) of alvimopan for the treatment of OBD in patients with chronic non-cancer pain, and one Phase IIb study, Study 767905/008 (Study 008) in patients with chronic cancer pain taking opioids and experiencing symptoms associated with OBD.

Study 014. In April 2007, we and Glaxo announced the preliminary results from Study 014. Study 014 was a Phase III, double-blind, placebo-controlled (12 month) study designed to evaluate the long-term safety and tolerability of Entereg 0.5 mg twice daily in patients taking opioids for chronic non-cancer pain and experiencing OBD. A total of 805 patients were enrolled into the study and randomized 2:1; a total of 538 patients received alvimopan and 267 received placebo. Preliminary results show the proportion of patients experiencing serious adverse events was 13% in Entereg treated patients and 11% in placebo patients. Preliminary results also showed an increase in myocardial infarctions in patients treated with alvimopan (7 or 1.30%) as compared with patients treated with placebo (0) and in all cardiovascular serious adverse events reported by patients treated with Entereg (14 or 2.60%) as compared with patients treated with placebo (3 or 1.12%). The cardiovascular data from Study 014 are under review by an Independent Drug Monitoring Committee established by Glaxo. Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), with 15 neoplasms reported in patients receiving Entereg (2.8%) and 2 in patients receiving placebo (0.7%). Of these, 4 Entereg (0.7%) and 1 placebo (0.4%) neoplasms were categorized as serious adverse events. An increase in the incidence of fractures was also observed in patients receiving Entereg.

The Study 014 findings were observed during the preliminary evaluation of data from Study 014, and a full analysis is being conducted. Additional data are being collected and further analyses including all Entereg OBD studies, are planned to better understand these findings. The current development program for OBD is on-hold while these findings are evaluated.

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

Study 008. In September 2006, we and Glaxo also announced top-line results from a Phase IIb clinical study of Entereg in patients with chronic cancer pain taking opioids and experiencing symptoms associated with OBD, Study 008. Study 008 enrolled 233 patients. The primary endpoint in this study was the change in frequency of spontaneous complete bowel movements (SCBMs), defined as a bowel movement with no laxative use in the previous 24 hours that provides the subject with a feeling of complete evacuation. The average weekly change from baseline for the three week treatment period was 1.9, 1.8 and 2.1 SCBMs for patients treated with alvimopan 0.5 mg twice daily, 1.0 mg once and twice daily, respectively, compared to 1.6 SCBMs in those receiving placebo. These differences were not statistically significant. The safety and tolerability of Entereg in this cancer pain study were similar to that seen in the placebo group.

Study SB767905/011 (Study 011). In March 2005, we and Glaxo announced top-line results from a Phase IIb study of Entereg in OBD. In Study 011, in 522 non-cancer patients with OBD, all three oral Entereg dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of SBMs over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg 1 mg, once daily treatment group and 4.17 SBM for the Entereg 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg treatment groups were statistically significantly different from placebo at the P<0.001 level. In this Phase IIb study adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea and GI adverse events were also the most common reason for study withdrawal.

Combination Product Program

We have been developing an analgesic product candidate that combines alvimopan and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects. During the second quarter of 2006, we commenced a Phase II dose ranging study in which alvimopan is co-administered with hydrocodone/APAP, Study 228. With the data from Study 014, we have suspended enrollment in Study 228 in rotator cuff surgery patients.

We also filed an Investigational New Drug Application (IND) for a co-formulated hydrocodone/APAP and alvimopan product and have completed a Phase I pharmacokinetic study which showed comparable drug levels in the co-formulated product and co-administered products. We are not currently conducting development activities or clinical studies under this IND.

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

We are conducting preclinical testing of our second delta compound, ADL5747.

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

In our collaboration agreement with Glaxo for the POI indication for Entereg, we are required to provide a limited number of full-time equivalent sales personnel to sell the product. Under that agreement, we may request that Glaxo perform such sales effort, at our expense. If Glaxo does not choose to do so, we may engage a contract sales organization to provide such services. The discontinuation of our sales force does not affect the profit sharing arrangement in our collaboration agreement with Glaxo.

We have a small manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for preclinical, clinical and commercial purposes. We maintain commercial supply agreements with certain of these third-party manufacturers. We presently do not maintain our own manufacturing facilities.

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

Collaboration and Other Agreements with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments under the collaboration agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $40.0 million related to the POI indication and up to $25.0 million related to the chronic OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

We and Glaxo have agreed to develop Entereg for a number of acute and chronic indications which would potentially involve the use of Entereg in in-patient and out-patient settings. In the United States, we and Glaxo are co-developing Entereg and intend to share profits that result from the sale of product. For commercial sales of Entereg for POI in the United States, we would receive 45% and Glaxo would receive 55% of the net sales less certain agreed upon costs, and subject to certain adjustments. After the first three years, each party’s share would become 50%. For commercial sales of Entereg for OBD in the United States, we would receive 35% and Glaxo would receive 65% of the net sales less certain agreed upon costs, and subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of 20%. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as OBD. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg for all indications, and we would receive royalties on net sales, if any.

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

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the POI product was not commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the OBD chronic product.

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

External expenses for research and development and marketing activities incurred by each company in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our statements of operations as cost reimbursement under collaborative agreement revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our statements of operations.

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were $169.3 million at March 31, 2007, and $185.6 million at December 31, 2006, representing 93.2% and 92.5% of our total assets, respectively. The decrease was primarily due to the Company’s operating activities. We invest excess cash principally in United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2009 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Net loss	$(13,208,451)	$(17,445,487)
Adjustments for non-cash operating items	1,767,920	2,111,225

Net cash operating loss	(11,440,531)	(15,334,262)
Net change in assets and liabilities	(4,469,981)	(3,229,645)

Net cash used in operating activities	$(15,910,512)	$(18,563,907)

Net cash provided by/(used in) investing activities	$16,918,017	$(113,642,349)

Net cash provided by financing activities	$27,682	$140,770,921

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Overall Cash Outflows

Net operating cash outflows of $15.9 million for the three months ended March 31, 2007 have resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for Entereg, compensation costs, as well as marketing, general and administrative expenses.

We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in 2007 and beyond due to continuing research and development expenses relating to product development programs. Further, we may license or acquire product candidates which would require additional cash outlays.

Cash Outflows-Internal Research and Development Costs

Our internal research and development costs for the quarter ended March 31, 2007 were $5.0 million, after adjustment for non-cash compensation and depreciation expenses. We expect these costs will continue at approximately this level in near-term periods.

Cash Outflows- External Research and Development Program Costs

External program costs totaled $5.3 million in the first quarter of 2007.

Program activities for the balance of 2007 may include:

Entereg – POI

We are targeting filing a Complete Response to the November 2006 Approvable Letter in the second quarter of 2007. We expect to incur expenses in activities supporting the filing as well as manufacturing activities.

First quarter 2007 POI and manufacturing expenses totaled $1.5 million; it is estimated that expenses may continue at these approximate levels over near-term periods.

Entereg – OBD

In April 2007, we and Glaxo announced the preliminary results from the completed Study 014 and also announced the current development program for Entereg in OBD is on-hold while findings from Study 014 are evaluated. Glaxo takes the lead on the OBD development program and future spending associated with this program over near-term periods is not estimable at this time.

Combination Product Program

We have suspended activities, including enrollment in Study 228, on our Combination Product Development Program. Accordingly, future spending associated with this program over near-term periods may continue at or below this level in near terms periods.

Delta Program

We have been conducting Phase I clinical testing of ADL 5859 and are planning to begin Phase II testing later this year. We are preparing to file an IND on our second delta compound, ADL 5747. In addition, we expect to incur manufacturing development costs related to our Delta compounds. First quarter 2007 Delta program expenses totaled $1.9 million; it is estimated that spending in near-term periods will continue at least at such level.

Cash Outfows-Marketing, General and Administrative Expenses

General and administrative expenses totaled $3.9 million in the first quarter of 2007, after adjustment for non-cash compensation and depreciation expenses, and we expect that these expenses will continue at approximately this level in near-term periods.

External marketing expenses totaled $0.6 million in the first quarter of 2007.

Cash Flows-Other

We expect cash inflows relating to contract revenues to be reduced in near-term periods due to decreased expenses incurred by us which are reimbursable by Glaxo. Cash inflows relating to interest income will be reduced as well due to declining investment balances.

The first quarter of 2007 saw significant reductions in accrued expenses and accounts payable as liability balances were reduced from year end levels relating to restructuring costs, personnel costs and contracts. We expect such liability balances to be more stable for the balance of 2007.

Net Cash Provided by/(Used in) Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the three months ended March 31, 2007 was primarily due to the maturities of investment securities. Capital expenditures in 2007 and 2006 were primarily for laboratory equipment and information technology to support our research and development activities.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities were not significant for the three months ended March 31, 2007. Net cash inflows provided by financing activities for the three months ended March 31, 2006 were primarily due to our sale of 5,750,000 shares of common stock at $25.00 per share. We received net proceeds from the offering of approximately $135.1 million. In addition, we received $5.7 million upon the exercise of stock options in the three months ended March 31, 2006.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. Although we received approvable letters from the FDA for Entereg in July 2005 and November 2006, there is no assurance that the FDA will approve Entereg in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of $169.3 million as of March 31, 2007 will be sufficient to fund operations into 2009.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were $1.8 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in revenues for the three months ended March 31, 2007 was primarily due to a decrease in co-promotion revenues of $0.7 million from our Arixtra co-promotion agreement with Glaxo, which terminated in 2006.

Research and development expenses were approximately $11.6 million for the three months ended March 31, 2007 as compared to $14.6 million for the three months ended March 31, 2006. This decrease was principally related to decreased expenses relating to our Entereg program and sterile lidocaine patch program. These decreases were partially offset by the increase in expenses related to our Delta program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled $6.3 million and $6.7 million for the three months ended March 31, 2007 and 2006, respectively. These internal research and development expenses are largely related to our Entereg, Delta and other discovery programs. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors and can be allocated to significant research and development programs as follows:

	Three months ended March 31,
	2007	2006
Entereg POI Program	$1,529,937	$1,211,593
Entereg OBD Program	784,814	3,204,489
Combination Product Program	625,298	849,982
Sterile Lidocaine Patch Program	—	1,206,818
Delta Program	1,892,458	903,098
Other Programs	485,356	543,196

Total	$5,317,863	$7,919,176

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

Marketing, general and administrative expenses. Our marketing, general and administrative expenses decreased to $5.8 million for the three months ended March 31, 2007 from $7.5 million for the three months ended March 31, 2006. The expense decrease principally related to decreased personnel expenses, including expenses primarily associated with the disbanded sales force as well as lower marketing and sales expenses.

Interest Income. Our interest income increased to $2.2 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006. This was primarily due to an increase in investments resulting from the proceeds from the sale of common stock in February 2006, in addition to higher interest rates.

Other income. Our other income decreased to $0.1 million for the three months ended March 31, 2007 and represents cash received from the sale of our Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2007 aggregated $389.7 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to Entereg and expenses relating to other product development programs, as well as costs incurred in preparation for the potential commercialization of Entereg.

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

A substantial portion of our assets consists of investment grade fixed income securities (U.S. Treasury obligations). The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2007 was $165.0 million, and the weighted-average interest rate return on the portfolio was 4.6%, with maturities of investments ranging up to 11 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act, in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund, as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are highly dependent on achieving success in the clinical testing, regulatory approval and commercialization of our lead product candidate, Entereg, which subsequent to Study 014 data may never be approved for commercial use.

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

Entereg has been under development in two indications, POI and OBD. With respect to POI, we received our second approvable letter from FDA for Entereg in November 2006, however, there is no assurance that the FDA will approve Entereg for POI in the future. On April 9, 2007, the Company announced the results from Study 014, a Phase III long-term safety study of alvimopan

(Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg compared to placebo. Pending completion of the analysis of Study 014, Glaxo has put the OBD development program on-hold and withdrawn the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo has stopped Study 101684, an extension of Study 008 in a cancer pain population, and the Company has suspended enrollment in Study 228.

The Company is in discussions with FDA regarding the Study 014 results and the impact such results may have on the submission of a complete response to the FDA November 2006 approvable letter for Entereg for the management of POI. The Company is targeting the filing of the complete response in the second quarter of 2007; however, there can be no assurance that such a submission will occur or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with FDA.

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

In November 2006, we received a second approvable letter from FDA for Entereg in POI. The approvable letter indicated that before the application for Entereg may be approved, it would be necessary to provide the twelve-month safety data, including analysis of serious cardiovascular events from Study 014, a safety study which was being conducted by Glaxo in OBD. The FDA also requested a risk management plan. The Study 014 interim analysis submitted to FDA in September 2006 showed an increase in the reported incidence of serious cardiovascular adverse events in patients receiving Entereg as compared to patients receiving placebo. Preliminary results from completed Study 014 announced in April 2007 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. Study 014 preliminary results also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) in patients receiving Entereg compared to placebo. Preliminary results from Study 014 also showed an increase in the incidence of fractures observed in patients receiving Entereg compared to placebo. These preliminary Study 014 results may make it difficult to receive FDA approval for Entereg in POI.

The Company is in discussions with FDA regarding Study 014 results and the impact such results may have on the submission of a complete response to the FDA November 2006 approvable letter for Entereg for the management of POI. The Company is targeting the filing of the complete response in the second quarter 2007; however, there can be no assurance that such a submission will occur or that further developments with respect to the POI indication are not impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with FDA.

In July 2005, we announced the receipt of our first approvable letter from the FDA for Entereg 12 mg capsules. The July 2005 NDA approvable letter indicated that before the application for Entereg may be approved, it would be necessary to provide additional proof of efficacy to the FDA to support the use of Entereg following bowel resection surgery. The FDA indicated that this may be achieved by demonstrating statistically significant results in at least one additional clinical study, and that this could potentially be addressed with positive results from Study 314. The FDA also indicated that we must provide justification that the median reduction in time to gastrointestinal recovery seen in bowel resection patients treated with Entereg is clinically meaningful. Following completion of Study 314, we submitted a complete response to the July 2005 NDA approvable letter. The FDA issued the November 2006 NDA approvable letter at the conclusion of its review.

There is no assurance that the FDA will conclude that the results of the Entereg studies support the approval of Entereg in POI. FDA approval of our NDA is contingent on many factors, including a favorable risk/benefit assessment by the FDA. With regard to any studies we or Glaxo may conduct, the FDA or other regulatory agencies may evaluate the results of such studies by different methods or conclude that the clinical trial results are not statistically significant or clinically meaningful, or that there were human errors in the conduct of the clinical trials or otherwise. Even if we believe we have met the FDA guidelines for submission of data and information to the NDA, there is a risk that the FDA will require additional data and information that may require additional time to accumulate, or that we are unable to provide. There is no assurance that the FDA will not raise additional issues, or that our NDA for Entereg will ever be approved.

Certain efficacy results from Phase III clinical trials showed that the differences in the primary endpoint analyses between Entereg and placebos were not statistically significant.

Our Entereg POI Phase III program initially consisted of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. Based on the results from these studies, we submitted an NDA for Entereg 12 mg capsules in June 2004. In study POI 14CL302, the difference from placebo in the primary endpoint, GI3, for the Entereg 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo for GI3 was not statistically significant in either the Entereg 6 mg or the 12 mg treatment groups. Even though the P-value for the 12 mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple dose comparisons, statisticians control the overall study error rate (i.e. the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P<0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P<0.05, the other dose comparison in that study needs to reach a significance level of P<0.025 to be considered statistically significant. In study POI 14CL306, GI3 was analyzed as one of the secondary efficacy endpoints, and the difference from placebo for this endpoint was not statistically significant.

Glaxo conducted a Phase III clinical study (Study 001) of Entereg in POI in Europe, Australia and New Zealand. Our NDA was amended in April 2005 to include data from Study 001. In this study, the difference from placebo in the primary endpoint, GI3, was not statistically significant in either the 6 mg or 12 mg treatment groups.

We and Glaxo announced top-line results from two registration Phase III studies of Entereg for the treatment of OBD in patients with chronic non-cancer pain in September 2006. In one of those studies, Study 013, the result in the primary endpoint was not statistically significant. We and Glaxo also announced top-line results from a Phase IIb investigation of alvimopan in patients with cancer pain treated with opioid analgesics in September 2006. The results in the primary endpoints for this Phase IIb study were not statistically significant.

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

In April 2007, the current development plan for OBD was put on-hold while findings from the long-term safety study, Study 014, are evaluated. Pending completion of these analyses, the Special Protocol Assessment that had been submitted to the FDA for an additional Phase III safety and efficacy study in patients with OBD (Study 015) has been withdrawn by Glaxo. Glaxo has also stopped Study 101684, an extension of Study 008 in a cancer pain population. There is a risk that the OBD development program remains on hold indefinitely or that further development of Entereg in OBD is not conducted.

In April 2007, the Company announced the results from Study 014, a Phase III safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg compared to placebo.

In addition, in September 2006, we along with Glaxo announced the results from two identically designed Phase III registration studies in OBD in patients with chronic non-cancer pain conducted by Glaxo (Studies 012 and 013). Study 012 achieved statistical significance in its primary endpoint while Study 013 did not achieve statistical significance in its primary endpoint. We also announced top-line results from a Phase IIb investigation of alvimopan in patients with cancer pain treated with opioid analgesics. The results in the primary endpoints for this Phase IIb study were not statistically significant.

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

In April 2002, we and Glaxo entered into a collaboration agreement for the exclusive worldwide development and commercialization of Entereg for certain indications. We and Glaxo agreed to develop Entereg for a number of indications, both acute and chronic, which would potentially involve the use of Entereg in in-patient and out-patient settings. In the United States, we have the right to co-develop and to co-promote Entereg with Glaxo, and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for the development of acute care indications such as POI, and Glaxo has overall responsibility for the development of chronic care indications such as OBD. In April 2007, we and Glaxo announced the preliminary results from Study 014 and that the current development program for OBD was on-hold while findings from Study 014 are evaluated. This evaluation may not be favorable.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the POI product was not commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the OBD chronic product under the collaboration agreement. If Glaxo terminates the collaboration agreement, we may not be able to find a new collaborator to replace Glaxo, and our business will be adversely affected.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, since January 1, 2006, the closing price of our common stock reached a low of $3.60 per share on April 10, 2007 and a high of $27.45 per share on March 2, 2006.

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and section 20(a) of the Exchange Act, in connection with the announcement of the results of certain studies in the our Phase III clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of the our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

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

We believe our existing cash, cash equivalents and short-term investments as of March 31, 2007 of $169.3 million will be sufficient to fund operations into 2009. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue and, as of March 31, 2007, we have incurred a cumulative net loss of $389.7 million. During the calendar years ended December 31, 2006 and 2005, we incurred operating losses of $79.3 million and $60.2 million, and net losses of $69.7 million and $56.8 million, respectively. During the three month period ended March 31, 2007 we incurred operating losses of $15.6 million and a net loss of $13.2 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available, there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

To receive regulatory approval for Entereg, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture Entereg, and there is a risk that such approval may not be obtained. We are required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make Entereg in accordance with current Good Manufacturing Practices (cGMP). Under cGMPs, we and our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of Entereg.

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

Clinical trials in our Phase III Entereg program use a drug product incorporating active pharmaceutical ingredients manufactured by two different contract manufacturing facilities, one of which is no longer in business. Our efforts to obtain regulatory approval for Entereg may be impaired as a result of using material from two different contract manufacturing facilities.

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

Peripherally acting compounds given to patients as potential drugs are designed to exert their effects outside the brain and spinal cord, in contrast to centrally acting compounds which are designed to exert their effects on the brain or spinal cord. We are developing Entereg as a peripherally acting opioid antagonist. An opioid antagonist is designed to block the effects of the opioid at the receptor level; in the case of Entereg, it is designed to block the unwanted effects of opioid analgesics on the gastrointestinal tract. Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally acting opioid antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates;

•	cost-effectiveness of our product candidates relative to competing products;

•	availability of government or third-party payor reimbursement for our product candidates;

•	effectiveness of marketing and distribution efforts by us and our collaborators; and

•	the risk management plan.

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

The Delta receptor is one of three opioid receptors (mu, delta and kappa) that modulate pain. To date there have been no selective Delta agonist compounds successfully developed and approved by the FDA. We submitted an IND to the FDA in December 2005 to begin clinical testing of our first novel oral Delta agonist product candidate, ADL5859. In January 2006, we announced the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase I protocol. Following our response to the FDA’s request for additional studies and information, the FDA lifted the clinical hold on our Delta IND for ADL5859. During the third quarter of 2006, we commenced a Phase I clinical trial of ADL5859 designed to investigate the safety, tolerability and pharmacokinetics of a single dose of ADL5859 in healthy volunteers. This Phase I study has been completed and we are conducting a Phase I multi-dose safety study of ADL5859.

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

Licensing product candidates from other companies, universities or individuals does not prevent such parties from developing competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. The individuals who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization by us of successful products is also likely to attract additional research by our licensors and by other investigators who have experience in developing products for the pain management market. By virtue of their previous research activities, these companies, universities or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

If we breach our licensing agreements, we will lose significant benefits and may be exposed to liability for damages.

We may breach our license agreements and may thereby lose rights that are important. We are subject to various obligations with respect to license agreements, including development responsibilities, royalty and other payments and regulatory obligations. If we fail to comply with these requirements or otherwise breach a license agreement or contract, the licensor or other contracting party may have the right to terminate the license or contract in whole or in part or change the exclusive nature of the arrangement. In such event, we would not only lose all or part of the benefit of the arrangement but also may be exposed to potential liabilities for breach in the form of damages or other penalties.

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

We do not know whether our current or future preclinical and clinical studies will demonstrate sufficient safety and efficacy necessary to obtain the requisite regulatory approvals, or will result in marketable products. Any failure to adequately demonstrate the safety and efficacy of our product candidates will prevent receipt of FDA and foreign regulatory approvals and, ultimately, commercialization of our product candidates. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development and regulatory interpretations of clinical benefit and clinical risk. Regulatory clearance that we may receive for a product candidate will be limited to those diseases and conditions for which we have demonstrated in clinical trials that the product candidate is safe and efficacious. Even if we receive regulatory approval for our product candidates, we must comply with applicable FDA post marketing regulations governing manufacturing, promotion, labeling, and reporting of adverse events and other information, as well as other regulatory requirements. Failure to comply with applicable regulatory requirements could subject us to criminal penalties, civil penalties, recall or seizure of products, withdrawal of marketing approval, total or partial suspension of production or injunction, as well as other regulatory actions against our product or us.

If we market products in a manner that violates health care fraud and abuse laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal health care fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs.

This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from antikickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

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

We have been developing products that contain alvimopan and an opioid. For products that contain alvimopan and an opioid, we would be required to comply with the restrictions, licensing and regulatory requirements relating to controlled substances.

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

Before commencing clinical trials in humans, we must submit to the FDA an IND application. The FDA may decide not to permit the clinical trial to go forward. In addition, we, or the FDA, may suspend ongoing clinical trials at any time if the subjects participating in the trials are exposed to unacceptable health risks, or if the FDA finds deficiencies in the IND application or the conduct of the trials.

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

Our ability to commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

•	government and health administration authorities; or

•	private health insurers and third-party payors.

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

The following exhibits are furnished as part of this Report on Form 10-Q:

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

ADOLOR CORPORATION

Date: May 3, 2007	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer

	By:	/s/ Thomas P. Hess
Thomas P. Hess
Vice President, Finance and Chief Financial Officer