Form 10-Q
period 2007-06-30
ADOLOR CORP
filed 2007-07-30
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of July 16, 2007: 46,019,479 shares.

ADOLOR CORPORATION

FORM 10-Q

June 30, 2007

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets at June 30, 2007 and December 31, 2006	3

	Statements of Operations for the three and six months ended June 30, 2007 and 2006, and the period from August 9, 1993 (inception) to June 30, 2007	4

	Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2003, for the years ended December 31, 2004, 2005 and 2006, and the six months ended June 30, 2007	5

	Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and the period from August 9, 1993 (inception) to June 30, 2007	8

	Notes to Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	39

ITEM 6.	Exhibits	39

	Signatures	40

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,063,737	$3,278,858
Short-term investments	151,209,112	182,283,151
Accounts receivable from agreements	1,048,800	3,279,374
Prepaid expenses and other current assets	3,775,960	4,490,950

Total current assets	163,097,609	193,332,333
Equipment and leasehold improvements, net	6,263,401	7,022,494
Other assets	164,925	242,753

Total assets	$169,525,935	$200,597,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,883,067	$2,662,701
Accrued expenses	5,595,519	13,210,311
Deferred licensing fees and rent – current	3,447,062	4,329,192

Total current liabilities	10,925,648	20,202,204
Deferred licensing fees and rent – non-current	26,294,868	27,136,268
Other liabilities	29,480	78,480

Total liabilities	37,249,996	47,416,952

Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 46,019,479 and 45,999,543 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	4,594	4,592
Additional paid-in capital	533,601,887	529,682,107
Unrealized losses on available for sale securities	(25,913)	(4,563)
Deficit accumulated during the development stage	(401,304,629)	(376,501,508)

Total stockholders’ equity	132,275,939	153,180,628

Total liabilities and stockholders’ equity	$169,525,935	$200,597,580

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Operations

Three and six months ended June 30, 2007 and 2006, and the period from August 9, 1993

(inception) to June 30, 2007

(Unaudited)

	Three months ended June 30		Six months ended June 30		Period from August 9, 1993 (inception) to June 30, 2007
	2007	2006	2007	2006
Contract revenues	$1,805,619	$2,958,478	$3,626,622	$5,527,095	$110,702,201

Operating expenses incurred during the development stage:
Research and development	9,935,998	12,958,802	21,509,015	27,565,420	380,891,232
Marketing, general and administrative	5,524,812	8,155,290	11,342,114	15,610,632	168,999,545

Total operating expenses	15,460,810	21,114,092	32,851,129	43,176,052	549,890,777

Loss from operations	(13,655,191)	(18,155,614)	(29,224,507)	(37,648,957)	(439,188,576)
Interest income	2,065,270	2,454,948	4,287,945	3,956,294	37,567,495
Other (expense) income	(4,749)	(4,749)	133,441	541,761	316,452

Net loss	(11,594,670)	(15,705,415)	(24,803,121)	(33,150,902)	(401,304,629)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	—	48,905,779

Net loss allocable to common stockholders	$(11,594,670)	$(15,705,415)	$(24,803,121)	$(33,150,902)	$(460,756,722)

Basic and diluted net loss per share	$(0.25)	$(0.35)	$(0.54)	$(0.76)

Shares used in computing basic and diluted net loss per share	45,931,326	45,471,294	45,925,877	43,595,808

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity

For the period from August 9, 1993 (inception) to December 31, 2003, for the years ended

December 31, 2004, 2005 and 2006, and the six months ended June 30, 2007

(Unaudited)

			Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Accumulated deficit during the development stage	Total stockholders’ equity

	Common stock
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

December 31, 2004, 2005 and 2006, and the six months ended June 30, 2007

(Unaudited)

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

ADOLOR CORPORATION

(A Development Stage Company)

Statements of stockholders’ equity—Continued

For the period from August 9, 1993 (inception) to December 31, 2003, for the years ended

December 31, 2004, 2005 and 2006, and the six months ended June 30, 2007

(Unaudited)

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under SFAS 123R	—	—	8,671,724	—	—	—	8,671,724
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	103,652	—	—	—	103,652
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,063,181	106	12,366,024	—	—	—	12,366,130
Restricted stock issued	80,000	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	292,897	—	292,897
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(69,738,378)	(69,738,378)

Balance, December 31, 2006	45,999,543	4,592	529,682,107	—	(4,563)	(376,501,508)	153,180,628
Compensation expense under SFAS 123R	16,487	2	3,892,098	—	—	—	3,892,100
Payments on notes granted to employees for stock options	—	—	6,681	—	—	—	6,681
Exercise of stock options	3,449	—	21,001	—	—	—	21,001
Unrealized loss on investments	—	—	—	—	(21,350)	—	(21,350)
Net loss	—	—	—	—	—	(24,803,121)	(24,803,121)

Balance, June 30, 2007	46,019,479	$4,594	$533,601,887	$—	$(25,913)	$(401,304,629)	$132,275,939

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Cash Flows

Six months ended June 30, 2007 and 2006, and the period from August 9, 1993 (inception) to June 30, 2007

(Unaudited)

	Six months ended June 30,		Period from August 9, 1993 (inception) to June 30, 2007
	2007	2006
Net cash flows from operating activities:
Net loss	$(24,803,121)	$(33,150,902)	$(401,304,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	3,843,100	4,705,309	34,914,395
Deferred licensing fees and rent	(1,723,530)	(2,164,602)	(21,998,070)
Non-cash warrant value	—	—	60,000
Depreciation expense	1,240,912	1,387,081	14,124,849
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from agreements	2,230,574	1,255,265	(1,048,800)
Prepaid expenses and other current assets	714,990	(117,823)	(3,775,960)
Other assets	77,828	(224,492)	(164,925)
Accounts payable	(779,634)	(2,696,875)	1,883,067
Accrued expenses	(7,614,792)	(1,710,184)	5,595,519
Deferred licensing fees and rent	—	—	51,740,000

Net cash used in operating activities	(26,813,673)	(32,717,223)	(319,840,996)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(481,819)	(412,550)	(20,621,731)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(62,447,311)	(238,895,493)	(1,256,373,655)
Maturities/sales of short-term investments	93,500,000	127,200,000	1,105,138,630

Net cash provided by (used in) investing activities	30,570,870	(112,108,043)	(171,687,238)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	—	135,055,435	401,379,620
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	21,001	12,198,526	16,214,020
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	6,681	35,809	1,032,183
Interest receivable converted to principal on notes	—	(766)	(135,761)

Net cash provided by financing activities	27,682	147,289,004	498,591,971

Net increase in cash and cash equivalents	3,784,879	2,463,738	7,063,737
Cash and cash equivalents at beginning of period	3,278,858	1,729,099	—

Cash and cash equivalents at end of period	$7,063,737	$4,192,837	$7,063,737

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash received from sale of Pennsylvania research and development tax credits	142,938	551,158	694,096
Supplemental disclosure of non-cash financing activities:
Unrealized (losses) gains on available for sale securities, net	(21,350)	134,971	(25,913)
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Financial Statements

June 30, 2007

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg in multiple indications. The Company is also developing a product that combines alvimopan with an opioid analgesic. In addition, the Company is developing delta opioid agonists, one of which is currently in Phase II clinical testing. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

On April 9, 2007, the Company announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing opioid-bowel dysfunction (“OBD”), and the impact those results have on the current development program. The Company also announced that the current development program for Entereg for treatment of OBD is on-hold while the preliminary findings from Study 014 are evaluated. The Food and Drug Administration (“FDA”) has placed the alvimopan Investigational New Drug Applications on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. Glaxo and the Company currently have no studies ongoing with alvimopan.

The Company is targeting the filing of the complete response to the November 2006 approvable letter for Entereg for the management of postoperative ileus (“POI”) in the third quarter of 2007. The complete response is expected to include additional data and analysis requested by the FDA and a risk management plan. There can be no assurance that the submission of the complete response to the November 2006 approvable letter will occur or will be accepted by the FDA or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with the FDA.

Currently, the Company’s revenues are derived from its collaboration agreement with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through June 30, 2007 aggregated approximately $401.3 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of the Company’s research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg.

Interim Financial Information

The information at June 30, 2007 and for the periods ended June 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. The estimates made are principally in the areas of contract revenue recognition and research and development expense accruals. Actual results could differ materially from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company’s results of operations and financial position.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations and financial position.

In March 2007, the FASB tentatively approved Emerging Issues Task Force Issue No. 07-03 (“Issue No. 07-03”) Accounting for Nonrefundable Advance Payments for Goods and Services to be Used in Future Research and Development Activities. Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of Issue No. 07-03 to have a material impact on its results of operations and financial position.

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net loss	$(11,594,670)	$(15,705,415)	$(24,803,121)	$(33,150,902)
Unrealized (losses) gains on available for sale securities, net	(4,371)	31,734	(21,350)	134,971

Comprehensive loss	$(11,599,041)	$(15,673,681)	$(24,824,471)	$(33,015,931)

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets as management has the ability to sell them at any time.

The following summarizes the Company’s short-term investments at June 30, 2007 and December 31, 2006:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at June 30, 2007	$151,235,025	$18,457	$(44,370)	$151,209,112

U.S. Government obligations at December 31, 2006	$182,287,714	$55,186	$(59,749)	$182,283,151

Short-term investments at June 30, 2007 and December 31, 2006 had maturities ranging up to twelve months.

5. CONTRACT REVENUES

Contract revenues for the three months and six months ended June 30, 2007 and 2006 consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Amortization of up-front license fees	$821,133	$1,041,669	$1,642,267	$2,083,338
Collaborative agreement cost reimbursement	984,486	1,275,634	1,984,355	2,138,232
Co-promotion revenue	—	641,175	—	1,305,525

Total contract revenues	$1,805,619	$2,958,478	$3,626,622	$5,527,095

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through March 2016, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $0.8 million, $1.0 million, $1.6 million and $2.1 million was recognized in each of the three-month and six-month periods ended June 30, 2007 and 2006, respectively. The estimated performance period was extended in 2006 by two years based on the second approvable letter from the FDA that was received in November 2006.

External expenses for research and development and marketing activities incurred in the United States by each entity are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the statements of operations as contract revenues. The Company recorded collaborative agreement cost reimbursement revenues of approximately $1.0 million, $1.3 million, $2.0 million and $2.1 million, respectively, in each of the three-month and six-month periods ended June 30, 2007 and 2006, respectively, under this arrangement. As of June 30, 2007, approximately $1.0 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

The decrease in co-promotion revenue from 2006 and 2007 was due to the expiration of the Arixtra co-promotion agreement with Glaxo on December 31, 2006.

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

6. STOCKHOLDERS’ EQUITY

Equity-based compensation

During the three-month and six-month periods ended June 30, 2007, the Company granted approximately 618,000 and 1,649,000 common stock options to employees, respectively. In addition, the Company granted 185,000 common stock options to non-employee directors in the second quarter of 2007. The employee stock options vest monthly over a four-year period beginning from the date of grant and were granted at fair market value on the date of grant. The non-employee director options vest in twelve-months and were granted at fair market value on the date of grant. The fair value of the options granted during the three-month and six-month periods ended June 30, 2007 was $2.1 million and $6.9 million, respectively, and such amount will be amortized over the applicable service period. For the three months and six months ended June 30, 2007, compensation expense recognized related to all outstanding common stock options was $1.7 million and $3.5 million, respectively.

On January 4, 2007, the Company granted approximately 165,000 deferred stock awards to employees and on June 13, 2007, the Company granted approximately 145,000 deferred stock awards to employees. The deferred stock awards entitle the employee to receive shares of Company common stock upon the earlier of the approval of Entereg for POI or the eighteen-month anniversary (three-year anniversary for Vice Presidents and above) of the award date. In addition, non-employee directors received 16,487 shares of stock on May 16, 2007. For the three-month and six-month periods ended June 30, 2007, compensation expense related to common stock awards was $0.2 million and $0.4 million.

7. RESTRUCTURING CHARGE

On December 14, 2006, the Company announced that it had disbanded its sales force of approximately 35 people and had made other selected reductions to the Company’s work force. This reduction was due to the November 2006 FDA approvable letter and subsequent delay to possible market entry for the Company’s lead product, Entereg.

The reduction in the Company’s work force resulted in a severance charge of $2.5 million, of which none was paid in 2006. Approximately $2.3 million was paid out during the six months ended June 30, 2007 and the accrued severance balance at June 30, 2007 was $0.2 million.

8. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased the Company’s common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants the Company’s Board of Directors, asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

The Company has not accrued any amount in the financial statements as of June 30, 2007 for these matters.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Various statements made in this Quarterly Report on Form 10-Q are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “would”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “target”, “goal”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed in Part II Item 1A. Risk Factors of this Quarterly Report and in our other Securities and Exchange Commission (“SEC”) filings.

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

Company Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. Since inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that are successfully developed. We have a number of product candidates in various stages of development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (GI) tract. For the global development and commercialization of Entereg as a monotherapy, we are collaborating with Glaxo in multiple indications. Separately, we are also developing products that combine alvimopan with an opioid analgesic. In addition to products based on alvimopan, we are developing delta opioid agonists, one of which is currently in Phase II clinical testing. Additional product candidates are in preclinical development for the treatment of moderate-to-severe pain conditions.

On April 9, 2007, we announced with Glaxo the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing opioid-bowel dysfunction (OBD), and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg, compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg, compared to placebo. Pending completion of the analysis of Study 014, Glaxo has put the OBD development program on-hold and withdrawn the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo has stopped Study 101684, an extension of Study 008 in a cancer pain population. The Food and Drug Administration (“FDA”) has placed the alvimopan Investigational New Drug Applications (“INDs”) on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no studies ongoing with alvimopan.

We are targeting the filing of the complete response to the November 2006 approvable letter for Entereg for the management of postoperative ileus (“POI”) in the third quarter of 2007. The complete response is expected to include additional data and analysis requested by the FDA and a risk management plan. There can be no assurance that the submission of the complete response to the November 2006 approvable letter will occur or will be accepted by the FDA or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with the FDA.

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

POI Clinical Development Program

Regulatory Overview

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. We have completed four Phase III clinical studies of Entereg for the management of POI, and submitted a New Drug Application (NDA) for Entereg 12 mg capsules to the FDA in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg in POI conducted in Europe, Australia and New Zealand (Study 001). Our NDA was amended in April 2005 to include data from Study 001.

On April 9, 2007, the Company announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg, compared to placebo. Pending completion of the analysis of Study 014, Glaxo has put the OBD development program on-hold and withdrawn the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo has stopped Study 101684, an extension of Study 008 in a cancer pain population. The FDA has placed the alvimopan INDs on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no studies ongoing with alvimopan.

We are targeting the filing of the complete response to the November 2006 approvable letter for Entereg for the management of POI in the third quarter of 2007. The complete response is expected to include additional data and analysis requested by the FDA and a risk management plan. The additional data include, among other items, the final results of Study 101684, an extension of the Phase IIB Study 008 of alvimopan in cancer pain patients with OBD, further analysis of results from Study 014 and the final study reports from the two-year carcinogenicity studies in rats and mice, which were conducted to support the OBD indication. The FDA also requested safety data from our co-administered study of alvimopan (alvimopan/hydrocodone/APAP), Study 228, as part of the complete response. There can be no assurance that the submission of the complete response to the November 2006 approvable letter will occur or will be accepted by the FDA or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with the FDA.

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

OBD Clinical Development Program

In April 2007, we and Glaxo announced the preliminary results for Study 014 and also announced that the current development program for OBD is on-hold while findings from Study 014 are evaluated. Pending completion of these analyses, the Special Protocol Assessment that had been submitted to the FDA for an additional Phase III safety and efficacy study in patients with OBD (Study 015), was withdrawn by Glaxo. In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, which had 15 patients receiving treatment.

On June 11, 2007, we and Glaxo announced that the FDA has placed the alvimopan INDs on clinical hold pending submission and analysis of the complete clinical data from Study 014, Study 101684 and the final study reports from the two-year carcinogenicity studies in mice and rats. The INDs will remain on clinical hold until submission of these data and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no clinical studies ongoing with alvimopan.

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

Study 014. In April 2007, we and Glaxo announced the preliminary results from Study 014. Study 014 was a Phase III, double-blind, placebo-controlled (12 month) study designed to evaluate the long-term safety and tolerability of Entereg 0.5 mg twice daily in patients taking opioids for chronic non-cancer pain and experiencing OBD. A total of 805 patients were enrolled into the study and randomized 2:1; a total of 538 patients received alvimopan and 267 received placebo. Preliminary results show the proportion of patients experiencing serious adverse events was 13% in Entereg treated patients and 11% in placebo patients. Preliminary results also showed an increase in myocardial infarctions in patients treated with alvimopan (7 or 1.30%) as compared with patients treated with placebo (0) and in all cardiovascular serious adverse events reported by patients treated with Entereg (14 or 2.60%) as compared with patients treated with placebo (3 or 1.12%). The cardiovascular data from Study 014 were reviewed by an Independent Drug Monitoring Committee established by Glaxo. Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), with 15 neoplasms reported in patients receiving Entereg (2.8%) and 2 in patients receiving placebo (0.7%). Of these, 4 Entereg (0.7%) and 1 placebo (0.4%) neoplasms were categorized as serious adverse events. An increase in the incidence of fractures was also observed in patients receiving Entereg.

The Study 014 findings were observed during the preliminary evaluation of data from Study 014, and a full analysis is being conducted. Additional data are being collected and further analyses including all Entereg OBD studies, are ongoing to better understand these findings. The current development program for OBD is on-hold while these findings are evaluated.

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

Entereg was generally well tolerated in Studies 012 and 013. Adverse events affecting the GI tract were the most common in both studies occurring in 24-33% of alvimopan-treated patients, compared with 22% on placebo. These included abdominal pain, diarrhea, nausea and vomiting.

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

Combination Product Program

We have been developing an analgesic product candidate that combines alvimopan and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects. During the second quarter of 2006, we commenced a Phase II dose ranging study in which alvimopan was co-administered with hydrocodone/APAP, Study 228. With the data from Study 014, we suspended enrollment in Study 228 in rotator cuff surgery patients. During the second quarter 2007, we discontinued Study 228.

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

We have completed our Phase I clinical studies of our lead delta compound, ADL5859. During the third quarter of 2006, we commenced a Phase I clinical trial of ADL5859 designed to investigate the safety, tolerability and pharmacokinetics of a single dose of ADL5859 in healthy volunteers. We completed this single dose study in the fourth quarter of 2006. We also conducted a Phase I multi-dose clinical trial of ADL 5859, which we completed in the second quarter of 2007. In July 2007, we announced that we have initiated a Phase II clinical study of ADL5859 in dental pain. We are conducting preclinical testing of our second delta compound, ADL5747.

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

In June 2004, we entered into a distribution agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo would perform certain distribution and contracting services for Entereg on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg, and expect to supply Glaxo with bulk capsules for commercial sale for POI under a supply agreement we entered into with Glaxo in September 2004.

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

We and Glaxo have agreed to develop Entereg for a number of acute and chronic indications which would potentially involve the use of Entereg in in-patient and out-patient settings. In the United States, we and Glaxo are co-developing Entereg and intend to share profits that result from the sale of product. For commercial sales of Entereg for POI in the United States, we would receive 45% and Glaxo would receive 55% of the net sales less certain agreed upon costs, subject to certain adjustments. After the first three years, each party’s share would become 50%. For commercial sales of Entereg for OBD in the United States, we would receive 35% and Glaxo would receive 65% of the net sales less certain agreed upon costs, subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of 20%. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as OBD. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg for all indications, and we would receive royalties on net sales, if any.

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

In June 2004, we entered into a distribution agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg, and expect to supply Glaxo with bulk capsules for sale under a supply agreement we entered into with Glaxo in September 2004.

External expenses for research and development and marketing activities incurred by each entity in the United States are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our statements of operations as cost reimbursement under collaborative agreement revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our statements of operations.

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were $158.3 million at June 30, 2007 and $185.6 million at December 31, 2006, representing 93.4% and 92.5% of our total assets, respectively. The decrease was primarily due to the use of cash in the Company’s operating activities. We invest excess cash in United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2009 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Net loss	$(24,803,121)	$(33,150,902)
Adjustments for non-cash operating items	3,360,482	3,927,788

Net cash operating loss	21,442,639	(29,223,114)
Net change in assets and liabilities	(5,371,034)	(3,494,109)

Net cash used in operating activities	$(26,813,673)	$(32,717,223)

Net cash provided by (used in) investing activities	$30,570,870	$(112,108,043)

Net cash provided by financing activities	$27,682	$147,289,004

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Overall Cash Outflows

Net operating cash outflows of $26.8 million for the six months ended June 30, 2007 resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for Entereg and compensation costs, as well as marketing, general and administrative expenses.

We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in 2007 and beyond due to continuing research and development expenses relating to product development programs. Further, we may license or acquire product candidates which would require additional cash outlays.

Cash Outflows-Internal Research and Development Costs

Our internal research and development costs for the three-month and six-month periods ended June 30, 2007 were $4.7 million and $9.7 million, respectively, after adjustment for non-cash compensation and depreciation expenses. We expect these costs will continue at approximately this level in near-term periods.

Cash Outflows-External Research and Development Program Costs

External program costs totaled $4.2 million and $9.5 million for the three-month and six-month periods ended June 30, 2007, respectively.

Program activities for the balance of 2007 may include:

Entereg – POI

We are targeting filing a complete response to the November 2006 Approvable Letter in the third quarter of 2007. We expect to incur expenses for activities supporting the filing, as well as for manufacturing activities.

Second quarter of 2007 POI program costs, including manufacturing expenses, totaled $1.4 million, and it is estimated that expenses may continue at these approximate levels in near-term periods.

Entereg – OBD

In April 2007, we and Glaxo announced the preliminary results from the completed Study 014 and also announced the current development program for Entereg in OBD is on-hold while findings from Study 014 are evaluated. Glaxo takes the lead on the OBD development program and future spending associated with this program in near-term periods is not estimable at this time.

Combination Product Program

We have no studies ongoing in our Combination Product Development Program. Accordingly, future spending associated with this program may continue at this level in near-term periods.

Delta Program

We have been conducting Phase I clinical testing of ADL 5859 and began Phase II testing in the second quarter of this year. We are preparing to file an IND on our second delta compound, ADL 5747. In addition, we expect to incur manufacturing development costs related to our Delta compounds. Second quarter of 2007 Delta program expenses totaled $1.7 million and it is estimated that spending in near-term periods will continue at least at such level.

Cash Outflows-Marketing, General and Administrative Expenses

General and administrative expenses totaled $3.8 million in the second quarter of 2007 after adjustment for non-cash compensation and depreciation expenses, and we expect that these expenses will continue at approximately this level in near-term periods.

External marketing expenses totaled $0.4 million in the second quarter of 2007.

Cash Flows-Other

We expect cash inflows relating to contract revenues to be reduced in near-term periods due to decreased expenses incurred by us which are reimbursable by Glaxo. Cash inflows relating to interest income will be reduced as well due to declining investment balances.

The first quarter of 2007 saw significant reductions in accrued expenses and accounts payable as liability balances were reduced from year end levels relating to restructuring costs, personnel costs and contracts were paid. We expect such liability balances to be more stable for the balance of 2007.

Net Cash Provided by (Used in) Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the six months ended June 30, 2007 was primarily due to the maturities of investment securities. Capital expenditures in 2007 and 2006 were primarily for laboratory equipment and information technology to support our research and development activities. The decrease in cash flows from investing activities in 2007 as compared to the six months ended June 30, 2006 was due to the investment of proceeds from our stock offering in 2006.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities were not significant for the six months ended June 30, 2007. Net cash inflows provided by financing activities for the six months ended June 30, 2006 were primarily due to our sale of 5,750,000 shares of common stock at $25.00 per share. We received net proceeds from the offering of approximately $135.1 million. In addition, we received $12.2 million upon the exercise of stock options in the six months ended June 30, 2006.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. Although we received approvable letters from the FDA for Entereg in July 2005 and November 2006, there is no assurance that the FDA will approve Entereg in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of $158.3 million as of June 30, 2007 will be sufficient to fund operations into 2009.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were $1.8 million and $3.0 million for the three months ended June 30, 2007 and 2006, respectively and were $3.6 million and $5.5 million for the six months ended June 30, 2007 and 2006, respectively. The decrease in revenues for the three months and six months ended June 30, 2007 was primarily due to a decrease in co-promotion revenues of $0.6 million and $1.3 million, respectively, from our Arixtra co-promotion agreement with Glaxo, which terminated in 2006, combined with a decrease in amortization of up-front license fees due to an extension of the performance period by two years and a reduction in revenues resulting from decreased expenses incurred by us and that are reimbursable by Glaxo under our collaboration agreement.

Research and development expenses were approximately $9.9 million and $13.0 million for the three months ended June 30, 2007 and 2006, respectively, and were $21.5 million and $27.6 million for the six months ended June 30, 2007 and 2006, respectively. This decrease was principally due to decreased expenses relating to our Entereg program and sterile lidocaine patch program, partially offset by the increase in expenses related to our Delta program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled $5.8 million and $6.2 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $12.0 million and $12.9 million for the six months ended June 30, 2007 and 2006, respectively. These internal research and development expenses are largely related to our Entereg, Delta and other discovery programs. External expenses include expenses incurred with clinical and pre-clinical research organizations, contract manufacturers and other third-party vendors and can be allocated to significant research and development programs as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Entereg POI Program	$1,370,104	$1,714,664	$2,900,041	$2,927,560
Entereg OBD Program	(62,419)	2,191,944	722,395	5,396,433
Combination Product Program	590,262	1,242,294	1,215,560	2,092,276
Sterile Lidocaine Patch Program	3,375	767,354	4,326	1,974,192
Delta Program	1,745,532	358,088	3,637,990	1,261,186
Other Programs	510,603	491,250	995,008	1,033,123

Total	$4,157,457	$6,765,594	$9,475,320	$14,684,770

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with each of our research and development programs. These studies may yield varying results that could delay, limit or prevent a program’s advancement through the various stages of product development and significantly impact the costs to be incurred, and time involved, in bringing a program to completion. As a result, the cost to complete such programs, as well as the period in which net cash outflows from such programs are expected to be expensed, are not reasonably estimable.

Marketing, general and administrative expenses. Our marketing, general and administrative expenses decreased to $5.5 million for the three months ended June 30, 2007 from $8.2 million for the three months ended June 30, 2006, and to $11.3 million for the six months ended June 30, 2007 from $15.6 million for the six months ended June 30, 2006. The decrease principally related to decreased personnel expenses, including expenses primarily associated with the sales force disbanded in December 2006, as well as lower marketing and sales expenses.

Interest income. Our interest income decreased to $2.1 million for the three months ended June 30, 2007 from $2.5 million for the three months ended June 30, 2006. This was primarily due to a decrease in investments resulting from the use of cash in operations. Interest income increased to $4.3 million for the six months ended June 30, 2007 from $4.0 million for the six months ended June 30, 2006. This was primarily due to the timing of the receipt and investment of proceeds from the sale of common stock in February 2006.

Other income. Our other income decreased to $0.1 million for the six months ended June 30, 2007 from $0.5 million for the six months ended June 30, 2006, and represents cash received from the sale of our Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2007 aggregated $401.3 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to Entereg and expenses relating to other product development programs, as well as costs incurred in preparation for the potential commercialization of Entereg.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, particularly our lead product candidate, Entereg. We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, they may not be sustained on a continuing basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A substantial portion of our assets consists of investment grade fixed income securities (U.S. Treasury obligations). The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The amount of the investment portfolio at June 30, 2007 was $151.2 million, and the weighted-average interest rate return on the portfolio was 5.0%, with maturities of investments ranging up to 10 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

Our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act, in connection with the announcement of the results of certain studies in the Company’s Phase III clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants the Company’s Board of Directors, asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

Entereg has been under development in two indications, POI and OBD. With respect to POI, we received our second approvable letter from the FDA for Entereg in November 2006; however, there is no assurance that the FDA will approve Entereg for POI in the future. On April 9, 2007, we and Glaxo announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg compared to placebo. Pending completion of the analysis of Study 014, Glaxo has put the OBD development program on-hold and withdrawn the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, and we have discontinued Study 228. The FDA has placed the alvimopan INDs on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no studies ongoing with alvimopan.

We are targeting the filing of the complete response to the November 2006 approvable letter for Entereg for the management of POI in the third quarter of 2007. The complete response is expected to include additional data and analysis requested by the FDA and a risk management plan. There can be no assurance that the submission of the complete response to the November 2006 approvable letter will occur or will be accepted by the FDA or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with the FDA.

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

In November 2006, we received a second approvable letter from the FDA for Entereg in POI. The approvable letter indicated that before the application for Entereg may be approved, it would be necessary to provide the twelve-month safety data, including analysis of serious cardiovascular events from Study 014, a safety study which was conducted by Glaxo in OBD. The FDA also requested a risk management plan. The Study 014 interim analysis submitted to the FDA in September 2006 showed an increase in the reported incidence of serious cardiovascular adverse events in patients receiving Entereg as compared to patients receiving placebo. Preliminary results from completed Study 014 announced in April 2007 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. Study 014 preliminary results also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) in patients receiving Entereg compared to placebo. Preliminary results from Study 014 also showed an increase in the incidence of fractures observed in patients receiving Entereg compared to placebo. These preliminary Study 014 results may make it difficult to receive FDA approval for Entereg in POI. The FDA has placed the alvimopan INDs on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no studies ongoing with alvimopan.

We are targeting the filing of the complete response to the November 2006 approvable letter for Entereg for the management of POI in the third quarter of 2007. The complete response is expected to include additional data and analysis requested by the FDA and a risk management plan. These additional data include, among other items, the final results of Study 101684, an extension of the Phase IIB Study 008 of alvimopan in cancer pain patients with OBD, further analysis of results from Study 014 and the final study reports from the two-year carcinogenicity studies in rats and mice, which were conducted to support the OBD indication. The FDA also requested safety data from our co-administered study of alvimopan (alvimopan/hydrocodone/APAP), Study 228, as part of the complete response. There can be no assurance that the submission of the complete response to the November 2006 approvable letter will occur or will be accepted by the FDA or that further developments with respect to the POI indication will not be impacted by the further analysis of the Entereg OBD studies, including the findings from Study 014, or further discussions with the FDA.

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

The FDA has placed the Entereg Investigational New Drug Applications (INDs) on complete clinical hold and we will not be able to conduct additional clinical testing of Entereg until the FDA lifts this complete clinical hold.

The FDA has placed the Entereg INDs on complete clinical hold pending submission and analysis of the complete clinical data from OBD studies, Study 014 and Study 101684, and the final study reports from the two-year carcinogenicity studies in mice and rats. The INDs will remain on clinical hold until submissions of these data and notification by the FDA that clinical studies with Entereg may resume. There can be no assurance that we will be able to provide adequate data and analysis to satisfy the FDA that the clinical hold should be lifted and clinical testing allowed to resume. Additional clinical testing in OBD will be required to support any future NDA filing for use of Entereg in OBD. If the FDA does not lift the clinical hold, we and Glaxo will not be able to conduct any such additional clinical testing.

Certain efficacy results from Phase III clinical trials showed that the differences in the primary endpoint analyses between Entereg and placebos were not statistically significant.

Our Entereg POI Phase III program initially consisted of four studies, POI 14CL302, POI 14CL313, POI 14CL308 and POI 14CL306. Based on the results from these studies, we submitted an NDA for Entereg 12 mg capsules in June 2004. In study POI 14CL302, the difference from placebo in the primary endpoint, GI3, for the Entereg 12 mg treatment group was not statistically significant. In study POI 14CL308, the difference from placebo for GI3 was not statistically significant in either the Entereg 6 mg or the 12 mg treatment groups. Even though the P-value for the 12 mg dose group of study POI 14CL308 was below 0.05, it is not considered formally statistically significant because of the multiple dose comparison. In studies involving multiple dose comparisons, statisticians control the overall study error rate (i.e., the likelihood that the drug response occurred by chance) by requiring that each of the multiple dose comparisons meet a P-value of P<0.05 to show statistical significance. In the event that one of the dose comparisons in any of these POI Phase III studies does not reach a significance level of P<0.05, the other dose comparison in that study needs to reach a significance level of P<0.025 to be considered statistically significant. In study POI 14CL306, GI3 was analyzed as one of the secondary efficacy endpoints, and the difference from placebo for this endpoint was not statistically significant.

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

In April 2007, the current development plan for OBD was put on-hold while findings from the long-term safety study, Study 014, are evaluated. Pending completion of these analyses, the Special Protocol Assessment that had been submitted to the FDA for an additional Phase III safety and efficacy study in patients with OBD (Study 015) has been withdrawn by Glaxo. Glaxo has also stopped Study 101684, an extension of Study 008 in a cancer pain population. On June 11, 2007, we and Glaxo announced that the FDA has placed the Entereg INDs on clinical hold. Clinical studies with Entereg may not resume until the FDA has lifted the clinical hold. We may be unable to provide the FDA with the information the FDA requires to lift the clinical hold. There is a risk that the OBD development program remains on hold indefinitely or that further development of Entereg in OBD is not conducted.

In April 2007, we announced the results from Study 014, a Phase III safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg compared to placebo.

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

The Delta receptor is one of three opioid receptors (mu, delta and kappa) that modulate pain. To date there have been no selective Delta agonist compounds successfully developed and approved by the FDA. We submitted an IND to the FDA in December 2005 to begin clinical testing of our first novel oral Delta agonist product candidate, ADL5859. In January 2006, we announced the FDA requested additional preclinical safety studies and additional information regarding our proposed Phase I protocol. Following our response to the FDA’s request for additional studies and information, the FDA lifted the clinical hold on our Delta IND for ADL5859. We have completed a Phase I single dose and a Phase I multi-dose clinical trial of ADL5859 designed to investigate the safety, tolerability and pharmacokinetics of ADL5859 in healthy volunteers. We have commenced Phase II testing of ADL5859. Drug development is a highly uncertain process and our Delta product candidates may not be safe or effective and we may not be successful in our Delta agonist development program. Development of Delta agonists may not lead to commercially successful drugs.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, since January 1, 2006, the closing price of our common stock reached a low of $3.58 per share on April 30, 2007 and a high of $27.45 per share on March 2, 2006.

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and section 20(a) of the Exchange Act, in connection with the announcement of the results of certain studies in our Phase III clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of the our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors, asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

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

We believe our existing cash, cash equivalents and short-term investments as of June 30, 2007 of $158.3 million will be sufficient to fund operations into 2009. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue and, as of June 30, 2007, we have incurred a cumulative net loss of $401.3 million. During the calendar years ended December 31, 2006 and 2005, we incurred operating losses of $79.3 million and $60.2 million, and net losses of $69.7 million and $56.8 million, respectively. During the six-month period ended June 30, 2007, we incurred operating losses of $29.2 million and a net loss of $24.8 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available, there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

We have no products that have received regulatory approval for commercial sale. All of our product candidates, including Entereg, are in development, and we face the substantial risks of failure inherent in developing drugs based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. There can be no assurance that these standards will remain consistent over time, further complicating our ability to obtain marketing approvals. To satisfy these standards, we will need to conduct significant additional research, animal testing, or preclinical testing, and human testing, or clinical trials.

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

Peripherally acting compounds given to patients as potential drugs are designed to exert their effects outside the brain and spinal cord, in contrast to centrally acting compounds which are designed to exert their effects on the brain or spinal cord. We are developing Entereg as a peripherally acting mu-opioid antagonist. An opioid antagonist is designed to block the effects of the opioid at the receptor level; in the case of Entereg, it is designed to block the unwanted effects of opioid analgesics on the gastrointestinal tract. Since there are no products on the market comparable to our product candidates, we do not have any historical or comparative sales data to rely upon to indicate that peripherally acting opioid antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We may not be successful in attracting or retaining qualified individuals. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel it could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance on any of our employees.

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

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

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

Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the recordkeeping, reporting security, control and accounting systems required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in significant regulatory action, including civil, administrative or criminal penalties. In addition, many individual state laws also impose separate regulatory restrictions and requirements, including licenses, recordkeeping and reporting. We believe that it is unlikely that any of our product candidates, other than those which may act on the central nervous system, may be subject to regulation as controlled substances.

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

The results of patent litigation among third parties may cause changes to the ways patents are interpreted, enforced and/or challenged. These changes may adversely affect our ability to protect our products.

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

If we engage in an acquisition, reorganization, or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at the annual meeting of stockholders of Adolor held in Malvern, Pennsylvania, on May 17, 2007:

I.	For the election of the following persons as Class III directors for terms of three years each to hold office until 2010:

NUMBER OF VOTES

NOMINEE	FOR	WITHHELD	BROKER NON-VOTES
Paul Goddard, Ph.D.	40,873,590	152,688	0
Claude H. Nash, Ph.D.	36,687,710	4,338,568	0
Donald Nickelson	37,690,461	3,335,817	0

Our directors who continued after the meeting include three Class I directors whose term expires in 2008, Armando Anido, Michael R. Dougherty and George V. Hager; and three Class II directors whose term expires in 2009, David M. Madden, Robert T. Nelsen and Georges Gemayel, Ph.D.

II.	To ratify the appointment of KPMG LLP as independent registered public accountants for the fiscal year ending December 31, 2007:

NUMBER OF VOTES

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
40,962,426	59,239	4,613	0

ITEM 6.	EXHIBITS:

The following exhibits are furnished as part of this Report on Form 10-Q:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date:	July 30, 2007	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer

		By:	/s/ Thomas P. Hess
Thomas P. Hess
Vice President, Finance and Chief Financial Officer