Form 10-Q
period 2007-09-30
ADOLOR CORP
filed 2007-10-30
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of October 16, 2007: 46,019,479 shares.

ADOLOR CORPORATION

FORM 10-Q

September 30, 2007

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets at September 30, 2007 and December 31, 2006	3

	Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and the period from August 9, 1993 (inception) to September 30, 2007	4

	Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2003, for the years ended December 31, 2004, 2005 and 2006, and the nine months ended September 30, 2007	5

	Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and the period from August 9, 1993 (inception) to September 30, 2007	9

	Notes to Financial Statements	11

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A	Risk Factors	26

ITEM 6.	Exhibits	39

	Signatures	40

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADOLOR CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,165,287	$3,278,858
Short-term investments	141,305,256	182,283,151
Accounts receivable from agreements	998,944	3,279,374
Prepaid expenses and other current assets	2,915,559	4,490,950

Total current assets	151,385,046	193,332,333
Equipment and leasehold improvements, net	5,894,527	7,022,494
Other assets	164,925	242,753

Total assets	$157,444,498	$200,597,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,993,945	$2,662,701
Accrued expenses	5,759,046	13,210,311
Deferred licensing fees and rent – current	3,447,062	4,329,192

Total current liabilities	11,200,053	20,202,204
Deferred licensing fees and rent – non-current	25,433,102	27,136,268
Other liabilities	22,960	78,480

Total liabilities	36,656,115	47,416,952

Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, par value $0.0001; 99,000,000 shares authorized; 46,019,479 and 45,999,543 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	4,602	4,592
Additional paid-in capital	535,263,110	529,682,107
Unrealized gains (losses) on available for sale securities	364,606	(4,563)
Deficit accumulated during the development stage	(414,843,935)	(376,501,508)

Total stockholders’ equity	120,788,383	153,180,628

Total liabilities and stockholders’ equity	$157,444,498	$200,597,580

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Operations

Three and nine months ended September 30, 2007 and 2006, and the period from August 9, 1993

(inception) to September 30, 2007

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2007
	2007	2006	2007	2006
Contract revenues	$1,820,078	$5,274,588	$5,446,700	$10,801,683	$112,522,279

Operating expenses incurred during the development stage:
Research and development	11,439,730	15,496,036	32,948,745	43,061,456	392,330,962
Marketing, general and administrative	5,800,276	10,495,160	17,142,390	26,105,792	174,799,821

Total operating expenses	17,240,006	25,991,196	50,091,135	69,167,248	567,130,783

Loss from operations	(15,419,928)	(20,716,608)	(44,644,435)	(58,365,565)	(454,608,504)
Interest income	1,882,149	2,548,822	6,170,094	6,505,116	39,449,644
Other (expense) income	(1,526)	(4,748)	131,914	537,014	314,925

Net loss	(13,539,305)	(18,172,534)	(38,342,427)	(51,323,435)	(414,843,935)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	—	48,905,779

Net loss allocable to common stockholders	$(13,539,305)	$(18,172,534)	$(38,342,427)	$(51,323,435)	$(474,296,028)

Basic and diluted net loss per share	$(0.29)	$(0.40)	$(0.83)	$(1.16)

Shares used in computing basic and diluted net loss per share	45,939,479	45,780,926	45,930,461	44,332,185

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity

For the period from August 9, 1993 (inception) to December 31, 2003, for the years ended

December 31, 2004, 2005 and 2006, and the nine months ended September 30, 2007

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

December 31, 2004, 2005 and 2006, and the nine months ended September 30, 2007

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

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity—Continued

For the period from August 9, 1993 (inception) to December 31, 2003, for the years ended

December 31, 2004, 2005 and 2006, and the nine months ended September 30, 2007

(Unaudited)

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under SFAS 123R	—	—	8,671,724	—	—	—	8,671,724
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	103,652	—	—	—	103,652
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,063,181	106	12,366,024	—	—	—	12,366,130
Restricted stock issued	80,000	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	292,897	—	292,897
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(69,738,378)	(69,738,378)

Balance, December 31, 2006	45,999,543	4,592	529,682,107	—	(4,563)	(376,501,508)	153,180,628
Compensation expense under SFAS 123R	16,487	10	5,553,319	—	—	—	5,553,329
Payments on notes granted to employees for stock options	—	—	6,681	—	—	—	6,681
Exercise of stock options	3,449	—	21,003	—	—	—	21,003
Unrealized gain on investments	—	—	—	—	369,169	—	369,169
Net loss	—	—	—	—	—	(38,342,427)	(38,342,427)

Balance, September 30, 2007	46,019,479	$4,602	$535,263,110	$—	$364,606	$(414,843,935)	$120,788,383

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Cash Flows

Nine months ended September 30, 2007 and 2006, and the period from August 9, 1993 (inception) to September 30, 2007

(Unaudited)

	Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2007
	2007	2006
Net cash flows from operating activities:
Net loss	$(38,342,427)	$(51,323,435)	$(414,843,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	5,497,809	6,823,321	36,569,104
Deferred licensing fees and rent	(2,585,296)	(3,246,903)	(22,859,836)
Non-cash warrant value	—	—	60,000
Depreciation expense	1,794,628	1,960,938	14,678,565
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from agreements	2,280,430	(1,018,085)	(998,944)
Prepaid expenses and other current assets	1,575,391	(1,148,957)	(2,915,559)
Other assets	77,828	(5,750)	(164,925)
Accounts payable	(668,756)	(2,410,770)	1,993,945
Accrued expenses	(7,451,265)	2,761,043	5,759,046
Deferred licensing fees and rent	—	—	51,740,000

Net cash used in operating activities	(37,821,658)	(47,608,598)	(330,848,981)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(666,661)	(1,129,198)	(20,806,573)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(107,652,936)	(311,323,023)	(1,301,579,280)
Maturities/sales of short-term investments	149,000,000	215,000,000	1,160,638,630

Net cash provided by (used in) investing activities	40,680,403	(97,452,221)	(161,577,705)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	—	135,055,435	401,379,620
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	21,003	12,263,299	16,214,022
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	6,681	35,809	1,032,183
Interest receivable converted to principal on notes	—	(766)	(135,761)

Net cash provided by financing activities	27,684	147,353,777	498,591,973

Net increase in cash and cash equivalents	2,886,429	2,292,958	6,165,287
Cash and cash equivalents at beginning of period	3,278,858	1,729,099	—

Cash and cash equivalents at end of period	$6,165,287	$4,022,057	$6,165,287

	Nine months ended September 30,		Period from August 9, 1993 (inception) to September 30, 2007
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash received from sale of Pennsylvania research and development tax credits	142,938	551,158	694,096
Supplemental disclosure of non-cash financing activities:
Unrealized gains on available for sale securities, net	369,169	430,863	364,606
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787

The accompanying notes are an integral part of the financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007

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

In April 2007, the Company announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures reported in patients receiving Entereg, compared to placebo. At that time, Glaxo put the OBD development program on-hold and withdrew the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population. In June 2007, the FDA placed the alvimopan Investigational New Drug Applications (“INDs”) on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. The Company and Glaxo currently have no studies ongoing with alvimopan. The Company’s request for removal of the clinical hold is currently under review by the FDA. There can be no assurance the FDA will lift the clinical hold on alvimopan INDs.

In August 2007, the FDA accepted as complete, the Company’s response to the November 2006 approvable letter for Entereg for the management of POI. The FDA informed the Company that the response is considered a complete class 2 response with a Prescription Drug User Fee Act (“PDUFA”) goal date of February 10, 2008. There can be no assurance that Entereg will be approved by the FDA for management of post-operative ileus (POI) or any other indication.

Currently, the Company’s revenues are derived from its collaboration agreement with Glaxo. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through September 30, 2007 aggregated approximately $414.8 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg.

Interim Financial Information

The information at September 30, 2007 and for the periods ended September 30, 2007 and 2006 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. The estimates made are principally in the areas of contract revenue recognition and research and development expense accruals. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force Issue No. 07-03 (“Issue No. 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of Issue No. 07-03 to have a material impact on its results of operations and financial position.

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(13,539,305)	$(18,172,534)	$(38,342,427)	$(51,323,435)
Unrealized gains on available for sale securities, net	390,519	295,892	369,169	430,863

Comprehensive loss	$(13,148,786)	$(17,876,642)	$(37,973,258)	$(50,892,572)

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets as management has the ability to sell them at any time.

The following summarizes the Company’s short-term investments at September 30, 2007 and December 31, 2006:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at September 30, 2007	$140,940,650	$364,606	—	$141,305,256

U.S. Government obligations at December 31, 2006	$182,287,714	$55,186	$(59,749)	$182,283,151

Short-term investments at September 30, 2007 and December 31, 2006 had maturities of up to twelve months.

5. CONTRACT REVENUES

Contract revenues for the three months and nine months ended September 30, 2007 and 2006 consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Amortization of up-front license fees	$821,134	$1,041,669	$2,463,401	$3,125,007
Collaborative agreement cost reimbursement	998,944	3,599,469	2,983,299	5,737,701
Co-promotion revenue	—	633,450	—	1,938,975

Total contract revenues	$1,820,078	$5,274,588	$5,446,700	$10,801,683

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. The $50.0 million signing fee is reflected in deferred licensing fees and is expected to be recognized as revenue on a straight-line basis through March 2016, the estimated performance period under the collaboration agreement. Revenue related thereto of approximately $0.8 million, $1.0 million, $2.5 million and $3.1 million was recognized in each of the three-month and nine-month periods ended September 30, 2007 and 2006, respectively. The estimated performance period was extended in 2006 by two years based on the second approvable letter from the FDA that was received in November 2006.

External expenses for research and development and marketing activities incurred in the United States by each entity are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the statements of operations as contract revenues. The Company recorded collaborative agreement cost reimbursement revenues of approximately $1.0 million, $3.6 million, $3.0 million and $5.7 million, respectively, in each of the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, under this arrangement. As of September 30, 2007, approximately $1.0 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

The decrease in co-promotion revenue from 2006 to 2007 was due to the expiration of the Arixtra co-promotion agreement with Glaxo on December 31, 2006.

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

6. STOCKHOLDERS’ EQUITY

Equity-based compensation

During the three-month and nine-month periods ended September 30, 2007, the Company granted approximately 149,000 and 1,798,000 common stock options to employees, respectively. During the three-month and nine-month periods ended September 30, 2007, the Company granted 100,000 and 285,000 common stock options to non-employee directors, respectively. The employee stock options vest monthly over a four-year period beginning from the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The non-employee director options vest over twelve months and were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The fair value of the options granted during the three-month and nine-month periods ended September 30, 2007 was $0.6 million and $7.6 million, respectively, and such amount will be amortized over the applicable service period. For the three months and nine months ended September 30, 2007, compensation expense recognized related to all outstanding common stock options was $1.5 million and $5.0 million, respectively.

During the three-month and nine-month periods ended September 30, 2007, the Company granted 15,000 and 326,000 deferred stock awards to employees, respectively. The deferred stock awards entitle the employee to receive shares of Company common stock upon the earlier of the approval of Entereg for POI or the eighteen-month anniversary (three-year anniversary for Vice Presidents and above) of the award date. In addition, non-employee directors received 16,487 shares of stock on May 16, 2007. For the three-month and nine-month periods ended September 30, 2007, compensation expense related to common stock awards was $0.2 million and $0.6 million, respectively.

7. RESTRUCTURING CHARGE

On December 14, 2006, the Company announced that it had disbanded its sales force of approximately 35 people and had made other selected reductions to the Company’s work force. This reduction was due to the November 2006 FDA approvable letter and subsequent delay to possible market entry for the Company’s lead product, Entereg.

The reduction in the Company’s work force resulted in a severance charge of $2.5 million, of which none was paid in 2006. Approximately $2.4 million was paid out during the nine months ended September 30, 2007 and the accrued severance balance at September 30, 2007 was $0.1 million.

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

The Company has not accrued any amount in the financial statements as of September 30, 2007 for these matters.

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

Entereg is a small molecule, mu-opioid receptor antagonist intended to block the adverse side effects of opioid analgesics on the GI tract without affecting analgesia. Entereg has been under development for both acute and chronic conditions. The acute indication is for the management of post operative ileus (“POI”), a GI condition characterized by the slow return of gut function that can result from GI or other surgeries. The chronic indication is for the treatment of opioid bowel dysfunction (“OBD”), which is a condition characterized by a number of GI symptoms, including constipation, that often results from chronic use of opioid analgesics to treat persistent pain conditions.

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

POI Clinical Development Program

Regulatory Overview

We have completed four Phase III clinical studies of Entereg for the management of POI, and submitted a New Drug Application (“NDA”) for Entereg 12 mg capsules to the Food and Drug Administration (“FDA”) in June 2004. Additionally, Glaxo has completed a Phase III study evaluating Entereg in POI conducted in Europe, Australia and New Zealand (Study 001). Our NDA was amended in April 2005 to include data from Study 001.

In April 2007, we announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures reported in patients receiving Entereg, compared to placebo. At that time, Glaxo put the OBD development program on-hold and withdrew the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population. In June 2007, the FDA placed the alvimopan Investigational New Drug Applications (“INDs”) on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no studies ongoing with alvimopan. Our request for removal of the clinical hold is currently under review by the FDA. There can be no assurance the FDA will lift the clinical hold on alvimopan INDs.

In August 2007, the FDA accepted as complete, our response to the November 2006 approvable letter for Entereg for the management of POI. The FDA informed us that the response is considered a complete class 2 response with a Prescription Drug User Fee Act (“PDUFA”) goal date of February 10, 2008. There can be no assurance that Entereg will be approved by the FDA for management of POI or any other indication.

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

We have also conducted an additional study in support of our pending NDA, Study 314. The protocol for Study 314 provided that the initial dose of Entereg should be administered 30 to 90 minutes prior to surgery, as compared to our previous Phase III studies where the first dose was required to be administered at least 120 minutes prior to surgery. The primary endpoint of Study 314 is time to recovery of GI function, GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first bowel movement, whichever occurred last. Study 314 was also designed to evaluate certain secondary endpoints.

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

The hazard ratio measures the degree of difference between the study drug group and the placebo group. A hazard ratio of 1 would indicate no difference between the study drug group and the placebo group in the probability of achieving the endpoint. A hazard ratio of 1.5 means that subjects receiving the drug are 50% more likely to achieve the endpoint, on average, during the course of the data collection period. Statistical analyses estimate the probability that an effect is produced by the drug. This probability is generally expressed as a “P value” which is an estimate of the probability that any difference measured between the drug group and the placebo group occurred by chance. For example, when a P value is reported as P<0.05, the probability that the study demonstrated a drug effect by chance is less than 5%.

Study 313. In September 2003, we announced top-line results of our second POI Phase III clinical study, POI 14CL313. Study POI 14CL313 enrolled 510 patients and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, and exclude simple hysterectomy patients. A statistically significant difference was achieved in the primary endpoint of the study in both the Entereg 6 mg and 12 mg treatment groups compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.28; P < 0.05; for 12 mg group, hazard ratio = 1.54; P < 0.01). A difference in favor of Entereg was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and hypotension.

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

Study 308. In January 2004, we announced top-line results of our fourth POI Phase III clinical study, POI 14CL308. Study POI 14CL308 enrolled 666 patients, and was designed to include large bowel resection patients, small bowel resection patients and radical hysterectomy patients, as well as simple hysterectomy patients (14% of enrolled patients). A positive trend was observed in the primary endpoint of the study when each of the Entereg 6 mg and 12 mg treatment groups were compared to the placebo group (Cox proportional hazard model; for 6 mg group, hazard ratio = 1.20, P=0.08; for 12 mg group, hazard ratio = 1.24, P=0.038). Due to the multiple dose comparison to a single placebo group, a P-value of less than 0.025 would have been required in the 12 mg dose group to be considered statistically significant. A difference in favor of Entereg was observed for all of the secondary endpoints in both the 6 mg and 12 mg treatment groups, including time to hospital discharge order written. The most frequently observed adverse events in both the placebo and treatment groups were nausea, vomiting and pruritis.

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

Study 314. In February 2006, we announced top-line results of our Phase III clinical study, POI 14CL314, which enrolled 654 patients scheduled to undergo large or small bowel resection. For the primary GI2 endpoint of Study 314, a statistically significant difference was achieved as compared to placebo (Cox proportional hazard model) hazard ratio = 1.53, P<0.001. A statistically significant difference in favor of Entereg was achieved for each of the secondary time to event endpoints. Under the protocol, patients were randomized to receive placebo or 12 mg of Entereg twice daily. The most frequently observed adverse events were nausea, vomiting and abdominal distension.

The GI2 endpoint was also measured in each of our prior studies. The data for the effect on time to GI2 recovery for bowel resection patients (MITT population) for the 12 mg dose of Entereg as an additional analysis is as follows: in Study 302, the hazard ratio was 1.400 and the P-value 0.029; in Study 308, the hazard ratio was 1.365 and the P-value 0.017; in Study 313, the hazard ratio was 1.625 and the P-value <0.001; and in Study 001, the hazard ratio was 1.299 and the P-value 0.008.

OBD Clinical Development Program

In April 2007, we and Glaxo announced the preliminary results for Study 014 and also announced that the current development program for OBD was being put on-hold and the Special Protocol Assessment that had been submitted to the FDA for an additional Phase III safety and efficacy study in patients with OBD (Study 015), was being withdrawn by Glaxo. At that time, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, which had 15 patients receiving treatment.

Additionally, on June 11, 2007, we and Glaxo announced that the FDA had placed the alvimopan INDs on clinical hold pending submission and analysis of the complete clinical data from Study 014, Study 101684 and the final study reports from the two-year carcinogenicity studies in mice and rats.

We and Glaxo submitted complete responses to the FDA requesting a release of the clinical hold for all alvimopan INDs. In September 2007, we announced that the FDA had informed us that it needed additional time to complete its review of the submissions for release of the clinical hold on the alvimopan INDs and as a result, the clinical hold for all alvimopan INDs remains in effect. The INDs will remain on clinical hold until the FDA has completed its review and notified us and Glaxo that clinical studies with alvimopan may resume. There can be no assurance that the FDA will lift the clinical hold allowing us and Glaxo to resume clinical testing of alvimopan.

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

Study 014. In April 2007, we and Glaxo announced the preliminary results from Study 014. Study 014 was a Phase III, double-blind, placebo-controlled (12 month) study designed to evaluate the long-term safety and tolerability of Entereg 0.5 mg twice daily in patients taking opioids for chronic non-cancer pain and experiencing OBD. A total of 805 patients were enrolled into the study and randomized 2:1; a total of 538 patients received alvimopan and 267 received placebo. Preliminary results show the proportion of patients experiencing serious adverse events was 13% in Entereg treated patients and 11% in placebo patients. Preliminary results also showed an increase in myocardial infarctions in patients treated with alvimopan (7 or 1.30%) as compared with patients treated with placebo (0) and in all cardiovascular serious adverse events reported by patients treated with Entereg (14 or 2.60%) as compared with patients treated with placebo (3 or 1.12%). The cardiovascular data from Study 014 were reviewed by an Independent Drug Monitoring Committee established by Glaxo. Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), with 15 neoplasms reported in patients receiving Entereg (2.8%) and 2 in patients receiving placebo (0.7%). Of these, 4 Entereg (0.7%) and 1 placebo (0.4%) malignant neoplasms were categorized as serious adverse events. An increase in the incidence of fractures was also observed in patients receiving Entereg.

Study 012. In September 2006, we and Glaxo announced top-line results from a Phase III clinical study of Entereg in OBD, Study 012, a randomized, double-blind, placebo-controlled, multi-center study under which patients were randomized to one of two Entereg arms (0.5 mg once daily or 0.5 mg twice daily) or to placebo for twelve weeks of treatment. Study 012 enrolled 518 patients with chronic non-cancer pain who had experienced symptoms of OBD, defined as having less than 3 SBMs (defined as bowel movements with no laxative in the previous 24 hours) a week plus one or more bowel movement symptoms (incomplete evacuation, straining, hard/small pellets) for 25% of bowel movements. This study achieved statistical significance for the primary endpoint, the proportion of patients who had a weekly average of three or more SBMs and an increase from baseline of one or more SBMs a week over the 12-week treatment period. In patients treated with alvimopan 0.5 mg twice daily, 72% met the primary endpoint compared with 48% of patients receiving placebo (P < 0.001). In patients treated with alvimopan 0.5 mg once daily, 61% met the primary endpoint compared with 48% of patients receiving placebo (P=0.065).

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

Study SB767905/011 (Study 011). In March 2005, we and Glaxo announced top-line results from a Phase IIb study of Entereg in OBD. In Study 011, in 522 non-cancer patients with OBD, all three oral Entereg dosage regimens achieved statistically significant effects on the primary and secondary endpoints compared with placebo. The primary endpoint was the change from baseline in weekly frequency of SBMs over the first half of the 6-week treatment period. All groups reported an SBM frequency of approximately 1 per week during the baseline period. The average weekly change from baseline over weeks 1-3 was 3.36 SBM for the Entereg 0.5 mg, twice daily treatment group, 3.29 SBM for the Entereg 1 mg, once daily treatment group and 4.17 SBM for the Entereg 1 mg, twice daily treatment group compared to 1.65 SBM for the placebo group. All Entereg treatment groups were statistically significantly different from placebo at the P<0.001 level. In this Phase IIb study, adverse events affecting the GI tract were the most common, occurring in 30%-43% of Entereg treated patients, compared to 36% on placebo. The most frequently reported adverse events were abdominal pain, nausea and diarrhea, and GI adverse events were also the most common reason for study withdrawal.

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

We also filed an IND for a co-formulated hydrocodone/APAP and alvimopan product and have completed a Phase I pharmacokinetic study which showed comparable drug levels in the co-formulated product and co-administered products.

We are not currently conducting clinical studies in the Combination Product Program while the alvimopan INDs remain on clinical hold.

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

In July 2007, we initiated a Phase II clinical study of ADL5859 in dental pain. In October 2007, we initiated a Phase II clinical study of ADL5859 in inflammatory pain associated with rheumatoid arthritis.

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

As we develop additional product candidates, we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Collaboration and Other Agreements with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we received and recognized $10.0 million in revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments under the collaboration agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $40.0 million related to the POI indication and up to $25.0 million related to the chronic OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from contract revenues. Cash, cash equivalents and short-term investments were $147.5 million at September 30, 2007 and $185.6 million at December 31, 2006, representing 93.7% and 92.5% of our total assets, respectively. The decrease was primarily due to the use of cash in the Company’s operating activities. We invest excess cash in United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2010 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Net loss	$(38,342,427)	$(51,323,435)
Adjustments for non-cash operating items	4,707,141	5,537,356

Net cash operating loss	(33,635,286)	(45,786,079)
Net change in assets and liabilities	(4,186,372)	(1,822,519)

Net cash used in operating activities	$(37,821,658)	$(47,608,598)

Net cash provided by (used in) investing activities	$40,680,403	$(97,452,221)

Net cash provided by financing activities	$27,684	$147,353,777

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Overall Cash Outflows

Net operating cash outflows of $37.8 million for the nine months ended September 30, 2007 resulted primarily from research and development expenditures associated with our product candidates, including clinical development and manufacturing costs for Entereg, and compensation costs, as well as marketing, general and administrative expenses.

We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in the remainder of 2007 and beyond due to continuing research and development expenses relating to product development programs. Further, we may license or acquire product candidates which would require additional cash outlays.

Cash Outflows-Internal Research and Development Costs

Our internal research and development costs for the three-month and nine-month periods ended September 30, 2007 were $4.6 million and $14.3 million, respectively, after adjustment for non-cash compensation and depreciation expenses. We expect these costs will continue at approximately this level in near-term periods.

Cash Outflows-External Research and Development Program Costs

External program costs totaled $5.7 million and $15.2 million for the three-month and nine-month periods ended September 30, 2007, respectively.

Program activities for the balance of 2007 may include:

Entereg – POI

We filed a complete response to the November 2006 approvable letter in the third quarter of 2007. We expect to incur expenses for activities supporting the filing, as well as for manufacturing activities.

Third quarter of 2007 POI program costs, including manufacturing expenses, totaled $1.0 million, and it is estimated that expenses may continue at these approximate levels in near-term periods.

Entereg – OBD

In April 2007, we and Glaxo announced the preliminary results from the completed Study 014 and also announced the current development program for Entereg in OBD is on hold while findings from Study 014 are evaluated. Future spending associated with this program in near-term periods is not estimable at this time.

Combination Product Program

We have no studies ongoing in our Combination Product Program.

Delta Program

We completed Phase I clinical testing of ADL5859 and began Phase II testing in the second quarter of this year. We are also preparing to file an IND on our second delta compound, ADL5747. In addition, we expect to incur manufacturing development costs related to our Delta compounds. Third quarter of 2007 Delta program expenses totaled $3.3 million and it is estimated that spending in near-term periods will continue at approximately this level in near-term periods.

Cash Outflows-Marketing, General and Administrative Expenses

General and administrative expenses totaled $3.6 million in the third quarter of 2007 after adjustment for non-cash compensation and depreciation expenses, and we expect that these expenses will continue at approximately this level in near-term periods.

External marketing expenses totaled $1.0 million in the third quarter of 2007 and it is estimated that spending in near-term periods will increase as we prepare to launch Entereg.

Cash Flows-Other

We expect cash inflows relating to contract revenues to be reduced in near-term periods due to decreased expenses incurred by us which are reimbursable by Glaxo. Cash inflows relating to interest income will be reduced as well due to declining investment balances.

The first quarter of 2007 saw significant reductions in accrued expenses and accounts payable as liability balances were reduced from year end levels through payment of restructuring costs, personnel costs and contracts.

Net Cash Provided by (Used in) Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the nine months ended September 30, 2007 was primarily due to the maturities of investment securities, net of purchases. Capital expenditures in 2007 and 2006 were primarily for laboratory equipment and information technology to support our research and development activities. The cash flows from investing activities in 2006 reflect the purchase of investments using proceeds from our stock offering in February 2006.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided By Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities were not significant for the nine months ended September 30, 2007. Net cash inflows provided by financing activities for the nine months ended September 30, 2006 were primarily due to our sale of 5,750,000 shares of common stock at $25.00 per share. We received net proceeds from the offering of approximately $135.1 million. In addition, we received $12.3 million upon the exercise of stock options in the nine months ended September 30, 2006.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, these may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. Although we received approvable letters from the FDA for Entereg in July 2005 and November 2006, there is no assurance that the FDA will approve Entereg in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of $147.5 million as of September 30, 2007 will be sufficient to fund operations into 2010.

Results of Operations

This section should be read in conjunction with the more detailed discussion under “Liquidity and Capital Resources.”

Contract revenues. Our contract revenues were $1.8 million and $5.3 million for the three months ended September 30, 2007 and 2006, respectively, and were $5.4 million and $10.8 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in revenues for the three months and nine months ended September 30, 2007 was primarily due to a decrease in expenses incurred by us and that are reimbursable by Glaxo under our collaboration agreement of $2.6 million and $2.8 million, respectively. In addition, co-promotion revenues decreased $0.6 million and $1.9 million, respectively, from our Arixtra co-promotion agreement with Glaxo, which terminated in 2006, combined with a decrease in amortization of up-front license fees due to an extension of the performance period by two years.

Research and development expenses were approximately $11.4 million and $15.5 million for the three months ended September 30, 2007 and 2006, respectively, and were $32.9 million and $43.1 million for the nine months ended September 30, 2007 and 2006, respectively. This decrease was principally due to decreased expenses relating to our Entereg program and sterile lidocaine patch program, partially offset by the increase in expenses related to our Delta program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory operating and overhead related expenses. These expenses totaled $5.7 million and $6.5 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $17.7 million and $19.4 million for the nine months ended September 30, 2007 and 2006, respectively. These internal research and development expenses are largely related to our Entereg, Delta and other discovery programs. External expenses include expenses incurred with clinical and pre-clinical research organizations, contract manufacturers and other third-party vendors and can be allocated to significant research and development programs as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Entereg POI Program	$968,021	$3,302,718	$3,868,062	$6,239,441
Entereg OBD Program	123,044	2,472,569	845,439	7,859,839
Combination Product Program	301,109	1,101,162	1,516,669	3,013,188
Sterile Lidocaine Patch Program	—	730,121	4,326	2,704,313
Delta Program	3,318,828	791,450	6,956,818	2,052,636
Other Programs	1,031,954	586,728	2,026,962	1,800,101

Total	$5,742,956	$8,984,748	$15,218,276	$23,669,518

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with each of our research and development programs. These studies may yield varying results that could delay, limit or prevent a program’s advancement through the various stages of product development and significantly impact the costs to be incurred, and time involved, in bringing a program to completion. As a result, the cost to complete such programs, as well as the period in which net cash outflows from such programs are expected to be incurred, are not reasonably estimable.

Marketing, general and administrative expenses. Our marketing, general and administrative expenses decreased to $5.8 million for the three months ended September 30, 2007 from $10.5 million for the three months ended September 30, 2006, and to $17.1 million for the nine months ended September 30, 2007 from $26.1 million for the nine months ended September 30, 2006. The decrease principally related to decreased personnel expenses, including expenses primarily associated with the sales force disbanded in December 2006, as well as lower marketing and sales expenses.

Interest income. Our interest income decreased to $1.9 million and $6.2 million for the three months and nine months ended September 30, 2007 from $2.5 million and $6.5 million, respectively, for the three months and nine months ended September 30, 2006. This was primarily due to a decrease in investments resulting from the use of cash in operations.

Other income. Our other income decreased to $0.1 million for the nine months ended September 30, 2007 from $0.5 million for the nine months ended September 30, 2006, and primarily represents cash received from the sale of a portion of our Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through September 30, 2007 aggregated $414.8 million, and we expect to continue to incur substantial losses in future periods. We expect that our operating losses in future periods will be the result of continued research and development expenses relating to Entereg and expenses relating to other product development programs, as well as costs incurred in preparation for the potential commercialization of Entereg.

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

A substantial portion of our assets consists of investment grade fixed income securities (U.S. Treasury obligations). The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, expect to continue in the future to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The amount of the investment portfolio at September 30, 2007 was $141.3 million, and the weighted-average interest rate return on the portfolio was 4.8%, with maturities of investments of up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2007, we and Glaxo announced the results from Study 014, a Phase III long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Preliminary results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The preliminary results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) and an increase in the incidence of fractures in patients receiving Entereg compared to placebo. At that time, Glaxo put the OBD development program on-hold and withdrew the protocol for an additional Phase III safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, and we discontinued Study 228. In June 2007, the FDA placed the alvimopan INDs on clinical hold.

We and Glaxo have requested that the FDA lift the clinical hold for all alvimopan INDs and the request is currently under review by the FDA. We and Glaxo currently have no studies ongoing with alvimopan and will not be able to conduct clinical studies with alvimopan until the FDA completes its review and notifies us that clinical studies with alvimopan may resume. The FDA may not lift the clinical hold on the alvimopan INDs.

In August 2007, the FDA accepted as complete, our response to the November 2006 approvable letter for Entereg for the management of POI. The FDA informed us that the response is considered a complete class 2 response with a PDUFA goal date of February 10, 2008. There can be no assurance that Entereg will be approved by the FDA for management of POI or any other indication.

We have received two approvable letters from the FDA for Entereg in POI and our NDA for Entereg may not be approved.

In November 2006, we received a second approvable letter from the FDA for Entereg in POI. The approvable letter indicated that before the application for Entereg may be approved, it would be necessary to provide the twelve-month safety data, including analysis of serious cardiovascular events, from Study 014, a safety study which was conducted by Glaxo in OBD. The FDA also requested a risk management plan. The Study 014 interim analysis submitted to the FDA in September 2006 showed an increase in the reported incidence of serious cardiovascular adverse events in patients receiving Entereg as compared to patients receiving placebo.

Preliminary results from completed Study 014 announced in April 2007 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. Study 014 preliminary results also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps) in patients receiving Entereg compared to placebo. Preliminary results from Study 014 also showed an increase in the incidence of fractures observed in patients receiving Entereg compared to placebo. These Study 014 results may make it difficult to receive FDA approval for Entereg in POI. The FDA has placed the alvimopan INDs on clinical hold. Safety results in Study 014 and other studies may not support approval of Entereg for OBD, POI or any other indication.

In August 2007, the FDA accepted as complete, our response to the November 2006 approvable letter for Entereg for the management of POI. The FDA informed us that the response is considered a complete class 2 response with a PDUFA goal date of February 10, 2008. There can be no assurance that Entereg will be approved by the FDA for management of POI or any other indication.

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

The FDA has placed the Entereg INDs on complete clinical hold and we will not be able to conduct additional clinical testing of Entereg until the FDA lifts this complete clinical hold.

In June 2007, the FDA placed the Entereg INDs on complete clinical hold. We and Glaxo submitted complete responses to the FDA requesting a release of the clinical hold for all alvimopan INDs. The complete responses were received by the FDA on August 13, 2007. In September 2007, the FDA informed us that it needed additional time to complete its review of the submission for release of the clinical hold on alvimopan and as a result, the clinical hold for all alvimopan INDs remains in effect. The FDA did not indicate a time frame within which its review would be completed. There can be no assurance that we will be able to provide adequate data and analysis to satisfy the FDA that the clinical hold should be lifted.There can be no assurance that the FDA will lift the clinical hold on the alvimopan INDs and allow clinical testing of alvimopan to resume. Additional clinical testing in OBD will be required to support any future NDA filing for use of Entereg in OBD. If the FDA does not lift the clinical hold, we and Glaxo will not be able to conduct any such additional clinical testing.

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

In April 2007, the current development plan for OBD was put on-hold while findings from the long-term safety study, Study 014, were evaluated. In June 2007, the FDA placed the Entereg INDs on clinical hold. Clinical studies with Entereg may not resume until the FDA has lifted the clinical hold. We may be unable to provide the FDA with the information the FDA requires to lift the clinical hold. There is a risk that OBD clinical development remains on hold indefinitely or that further development of Entereg in OBD is not conducted.

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

We are subject to the risk that patients enrolled in our and our collaborator’s clinical studies for our product candidates may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events which may or may not be related to our product candidates under evaluation.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, since January 1, 2006, the closing price of our common stock reached a low of $3.19 per share on August 2, 2007 and a high of $27.45 per share on March 2, 2006.

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

We believe our existing cash, cash equivalents and short-term investments as of September 30, 2007 of $147.5 million will be sufficient to fund operations into 2010. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have no products that have generated any revenue and, as of September 30, 2007, we have incurred a cumulative net loss of $414.8 million. During the calendar years ended December 31, 2006 and 2005, we incurred operating losses of $79.3 million and $60.2 million, and net losses of $69.7 million and $56.8 million, respectively. During the nine-month period ended September 30, 2007, we incurred operating losses of $44.6 million and a net loss of $38.3 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available, there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

We have limited experience in managing clinical trials, and delays or terminations of clinical trials we are conducting or may undertake in the future could impair our development of product candidates. Delay or termination of any clinical trials could result from a number of factors, including adverse events, enrollment requirements, rate of enrollment, competition with other clinical trials for eligible patients and other factors. We are subject to the risk that subjects enrolled in our clinical studies may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events which may or may not be judged related to our product candidates under evaluation.

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

ITEM 6.	EXHIBITS:

The following exhibits are filed as part of this report on Form 10-Q:

10.1	Letter Agreement between the Company and David Jackson dated May 1, 2007. [1,4]

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.
[4]	Compensation plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: October 30, 2007	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer

	By:	/s/ Thomas P. Hess
Thomas P. Hess
Vice President, Finance and Chief Financial Officer