Form 10-K
period 2007-12-31
ADOLOR CORP
filed 2008-02-29
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended December 31, 2007

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

Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐                Accelerated filer ☑                Non-accelerated filer ☐                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant was $162,868,852 as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2007; and (b) all directors of the registrant as of June 30, 2007.

The number of shares of the registrant’s Common Stock outstanding as of February 19, 2008 was 46,028,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2007 are incorporated by reference into Part III of this Annual Report.

ADOLOR CORPORATION

FORM 10-K

December 31, 2007

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

The following discussions should be read in conjunction with our audited financial statements and related notes thereto included elsewhere in this Annual Report and the risk factors in Item 1A of this Annual Report.

Our Company

We are a development stage biopharmaceutical corporation that was formed in 1993. Since inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that are successfully developed. We have a number of product candidates in various stages of development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. For the global development and commercialization of Entereg as a monotherapy, we are collaborating with Glaxo Group Limited (“Glaxo”) in two indications. We have a pending New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”) for Entereg for the proposed indication of acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. The Prescription Drug User Fee (“PDUFA”) date for that NDA is May 10, 2008. We are also developing delta opioid agonists in collaboration with Pfizer Inc. (“Pfizer”). One of the delta opioid agonists is in Phase 2a clinical testing and one is in Phase 1 clinical testing. We have additional product candidates in preclinical development for the treatment of moderate-to-severe pain conditions.

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

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. We are responsible for the development of acute indications, such as POI, and Glaxo is responsible for the development of chronic indications, such as OBD. In the United States, we and Glaxo are co-developing Entereg and intend to share profits that result from the sale of the product. For commercial sales of Entereg for POI in the United States, we would receive 45% and Glaxo would receive 55% of the net sales less certain agreed upon costs, subject to certain adjustments. After the first three years, each party’s share would become 50%. For commercial sales of Entereg for OBD in the United States, we would receive 35% and Glaxo would receive 65% of the net sales less certain agreed upon costs, subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of 20%. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg, and we would receive royalties on net sales. We may receive additional milestone payments under the collaboration agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $40.0 million related to the POI indication and up to $25.0 million related to the OBD indication.

POI Development Program

Regulatory Overview

Our pending NDA with the FDA for Entereg is for the proposed indication of acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. The PDUFA date for that application has been extended from February 10, 2008 to May 10, 2008. On January 23, 2008, the FDA’s Gastrointestinal Drug Advisory Committee (“GIDAC” or the “Committee”) met to review Entereg for that proposed indication. The recommendations of the Committee are not binding on the FDA, but are considered by FDA as it completes its review of the pending NDA. The Committee voted 9-6 that the overall benefits of treatment with Entereg outweighed potential risks for our proposed indication for short-term, in-hospital use. The Committee voted 13-0 with two abstentions that the efficacy results from the submitted studies in POI were clinically meaningful. The Committee voted 8-6 with one abstention that based on the currently available cardiovascular events data observed in the long-term (12 month) safety study in patients with OBD, Study 014, there were concerns for the use of alvimopan 12 mg capsules in the short-term proposed indication. The GIDAC also voted 14-0 with one abstention that our proposed risk management plan was not adequate to address potential risks. Subsequent to the Committee meeting, we submitted a revised risk management program to the FDA in February 2008.

We originally filed an NDA for Entereg 12 mg capsules for the management of POI in June 2004, which included four Phase 3 clinical studies (Study 302, 308, 313 and 306). An additional Phase 3 clinical study conducted in Europe, Australia, and New Zealand by Glaxo evaluating Entereg in POI (Study 001) was submitted to the FDA in April 2005. In July 2005, we received our first approvable letter from the FDA for this pending NDA. In May 2006, we submitted a complete response to the July 2005 approvable letter which included results from an additional clinical study in POI, Study 314. Following review of this complete response, the FDA issued a second approvable letter in November 2006. In August 2007, we submitted a complete response to the November 2006 approvable letter which included data from a long-term (12-month) safety study conducted in patients with OBD, Study 014, and a risk management plan. In January 2008, the FDA reviewed the safety and efficacy of Entereg for the proposed indication with the GIDAC. The current PDUFA date for this pending NDA is May 10, 2008. There can be no assurance that the FDA will approve the pending NDA for Entereg at the May 10, 2008 PDUFA date or ever.

In April 2007, we announced the results from Study 014, a Phase 3 long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Results from Study 014 showed numerically more myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), the incidence of malignant neoplasms, and an increase in the incidence of fractures reported in patients receiving Entereg, compared to placebo. At that time, Glaxo put the OBD development program on-hold and withdrew the protocol for an additional Phase 3 safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population and we stopped Study 228, a study of our product candidate that combines alvimopan and an opioid analgesic. In June 2007, the FDA placed the alvimopan Investigational New Drug Applications (“INDs”) on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no studies ongoing with alvimopan. Our request for removal of the clinical hold is currently pending. There can be no assurance the FDA will lift the clinical hold on the alvimopan INDs.

Clinical Overview

Our Entereg POI Phase 3 clinical program in support of the NDA submitted in June 2004 included four studies. Three of these studies (POI 14CL302, POI 14CL308 and POI 14CL313) were double-blind, placebo-controlled multi-center studies, each designed to enroll patients scheduled to undergo certain types of major abdominal surgery and receiving opioids for pain relief. Under the protocols, patients were randomized into three arms to receive placebo, 6 mg or 12 mg doses of Entereg. The primary endpoint in these three efficacy studies was time to recovery of GI function (GI3), a composite measure of the time to recovery of both upper and lower GI function, as defined by time to tolerability of solid foods, and time to first flatus or first bowel movement, whichever occurred last. These studies also measured GI function by GI2, a composite measure of the time to recovery of both upper and lower GI function, as defined by tolerability of solid foods and time to first bowel movement, whichever occurred last. The fourth POI clinical study in our Phase 3 program, POI 14CL306, was a double-blind, placebo-controlled multi-center observational safety study under which patients were randomized to receive either Entereg 12 mg (413 patients) or placebo (106 patients). Glaxo also completed a Phase 3 study in Europe, Australia and New Zealand (Study 3B 767905/001), Study 001, evaluating Entereg in POI and measuring both GI3 and GI2 endpoints. Following our first approvable letter in July 2005 from the FDA, we completed an additional study in support of our POI NDA, Study 314, in bowel resection patients. The primary endpoint of Study 314 was time to recovery of GI function as measured by GI2. We submitted the results of Study 314 to the FDA in May 2006 in a complete response to the FDA’s July 2005 approvable letter.

At its January 23, 2008 meeting, the GIDAC voted 13 to 0 with two abstentions that the efficacy results from the submitted POI studies in support of the NDA for Entereg were clinically meaningful. The minutes of the GIDAC report that the GI2 endpoint, where patients are ready to be discharged, was the most important endpoint.

OBD Clinical Development Program

In April 2007, we and Glaxo announced the preliminary results for Study 014 and also announced that the current development program for OBD was being put on-hold and the Special Protocol Assessment that had been submitted to the FDA for an additional Phase 3 safety and efficacy study in patients with OBD (Study 015) was being withdrawn by Glaxo. At that time, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, which had 15 patients receiving treatment.

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

Study 014.    In April 2007, we and Glaxo announced the preliminary results from Study 014. Study 014 was a Phase 3, double-blind, placebo-controlled (12 month) study designed to evaluate the long-term safety and tolerability of Entereg 0.5 mg twice daily in patients taking opioids for chronic non-cancer pain and experiencing OBD. A total of 805 patients were enrolled into the study and randomized 2:1; a total of 538 patients received alvimopan and 267 received placebo. Results from Study 014 showed numerically more myocardial infarctions in patients treated with alvimopan as compared with patients treated with placebo and in all cardiovascular serious adverse events reported by patients treated with Entereg as compared with patients treated with placebo. Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), malignant neoplasms and fractures reported in patients receiving Entereg compared to patients receiving placebo.

Other OBD Studies.    Glaxo has conducted several other clinical studies of Entereg for the treatment of OBD in patients taking opioid analgesics for persistent pain conditions. In September 2006, we and Glaxo announced the top-line results from two Phase 3 registration studies, Studies SB-767905/012 (Study 012) and SB-767905/013 (Study 013) of alvimopan for the treatment of OBD in patients with chronic non-cancer pain. Study 012 enrolled 518 patients with chronic non-cancer pain who had experienced symptoms of OBD. This study achieved statistical significance for the primary endpoint, the proportion of patients who had a weekly average of three or more spontaneous bowel movements (“SBM’s”) and an increase from baseline of one or more SBM’s a week over the 12-week treatment period in patients treated with alvimopan 0.5 mg twice daily. Study 013 enrolled 485 patients with chronic non-cancer pain and had the same primary endpoint as Study 012. The Study 013 results were not statistically significant.

Combination Product Program

We have been developing an analgesic product candidate that combines alvimopan and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects. During the second quarter of 2006, we commenced a Phase 2 dose ranging study in which alvimopan was co-administered with hydrocodone/APAP, Study 228. With the data from Study 014, we suspended enrollment in Study 228 in rotator cuff surgery patients. During the second quarter 2007, we discontinued Study 228.

We also filed an IND for a co-formulated hydrocodone/APAP and alvimopan product and have completed a Phase 1 pharmacokinetic study which showed comparable drug levels in the co-formulated product and co-administered products.

We are not currently conducting clinical studies in the Combination Product Program while the alvimopan INDs remain on clinical hold.

Delta Agonists

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

On December 4, 2007, we entered into an exclusive worldwide license and collaboration with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the products. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development and all regulatory approvals and commercialization of the products. The companies will share external development expenses in support of regulatory filings in the United States with 60% paid by Pfizer and 40% paid by us. Expenses for development activities required for regulatory filings outside the United States are the responsibility of Pfizer. Upon commercialization of products, we will share in the net profits/net losses, as defined in the agreement, in the United States with 60% paid to Pfizer and 40% paid to us, and we will be entitled to receive royalty payments for net sales (as defined in the agreement) of products outside of the United States. We retained an option to co-promote the products in the United States.

ADL5859 Clinical Development Program.    One of the delta compounds we are developing in collaboration with Pfizer is ADL5859. We have conducted Phase 1 clinical testing of ADL5859 in single and multi-dose administration in healthy volunteers to investigate the safety, tolerability and pharmacokinetics of ADL5859. We are now in Phase 2a clinical testing of ADL5859 in studies designed to explore the analgesic efficacy of ADL5859.

Study 33CL230.    Study 33CL230 was a randomized double-blind, single-dose, active and placebo controlled parallel group study of ADL5859 for the treatment of acute pain after surgical removal of impacted third molars. The active control in Study 33CL230 was ibuprofen. The study enrolled 201 subjects. The primary endpoint for the study was a measure of pain relief. Top-line results from Study 33CL230 indicated that ADL5859 was generally well tolerated, but that ADL5859 showed no efficacy signal in this model.

Study 33CL232.    Study 33CL232 is a randomized placebo and active controlled study being conducted to explore the analgesic efficacy of ADL5859 in subjects with pain associated with rheumatoid arthritis. Study 33CL232, which is expected to enroll approximately 60 subjects, is scheduled to complete a single-dose phase and a multiple-dose phase of the study. The active control is naproxen. In the single-dose phase of the study, the primary outcome is the average difference between baseline and post-dose lower extremity pain intensity over six hours after repeated treadmill walking. In the multiple-dose phase, the primary outcome is mean daily lower extremity pain intensity score over two weeks.

Study 33CL231.    Study 33CL231 is a randomized double-blind active and placebo controlled parallel group study of ADL5859 being conducted to explore the analgesic efficacy of ADL5859 in treating pain associated with diabetic peripheral neuropathy. Study 33CL231 is expected to enroll approximately 210 subjects. Under the protocol, following a seven-day baseline period, subjects are to be randomized to receive a four week treatment of either placebo, ADL5859, or an active control, duloxetine. The primary measure of efficacy for the study is the change in mean pain intensity score.

ADL5747 Clinical Development Program

We are also developing ADL5747 in collaboration with Pfizer. We are conducting Phase 1 clinical testing of ADL5747 in healthy volunteers to investigate the safety, tolerability and pharmacokinetics of ADL5747.

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

Commercialization

We intend to maintain a strategic marketing group to support our research and development efforts and commercial activities. We do not currently have our own sales force to sell any products we may develop. We had previously built a 35-person sales force intended to sell Entereg in the hospital market, but disbanded this sales force in December 2006.

In our collaboration agreement with Glaxo for the POI indication for Entereg, we are required in the launch year to provide a limited number of full-time equivalent sales personnel to sell the product. We are planning to engage a third-party contract sales organization to meet these requirements. We have a small manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for preclinical, clinical and commercial purposes. We maintain commercial supply agreements with certain of these third-party manufacturers. We presently do not maintain our own manufacturing facilities.

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

Focused Discovery Efforts. We have focused our discovery efforts principally on clinical conditions that can be treated by either stimulating or blocking opioid receptors. These conditions include POI and chronic OBD, as well as various pain conditions, including inflammatory pain, itch and visceral pain. We have biological and chemical expertise to support drug discovery, including expertise in opioid receptors in analgesic pathways, cloned human opioid, orphan and chimeric receptors and the chemical synthesis of compounds that do not readily cross the blood-brain barrier.

We also maintain increasing research efforts directed at the discovery and development of compounds that exert analgesic effects by targeting certain non-opioid receptors.

Implementing a Strategy that will Combine Third Party Alliances with our Internal Product Development and Marketing Efforts. We have built certain capabilities in discovery, development and commercialization in connection with advancing our product candidates. In addition, we have established and will continue to selectively establish collaborations with pharmaceutical companies and leading academic institutions to enhance our internal capabilities.

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

Collaboration and Other Agreements With Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we received and recognized $10 million as revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments under the collaboration agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $40 million related to the POI indication and up to $25 million related to the chronic OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

In June 2004, we entered into a distribution agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg on our behalf for a fee. Outside of the United States, we intend to rely on Glaxo for sales and marketing of Entereg, and expect to supply Glaxo with bulk capsules for sale under a supply agreement that we entered into with Glaxo in September 2004.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our Statements of Operations as cost reimbursement under collaborative agreement revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our Statements of Operations.

License and Collaboration Agreement with Pfizer

On December 4, 2007, we entered into an exclusive worldwide license and collaboration with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the products. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development and all regulatory approvals and commercialization of the products. We retained an option to co-promote the products in the United States.

We received an upfront payment of $30 million from Pfizer and reimbursement of $1.9 million for Phase 2 development costs for the compounds that we had incurred prior to entering into the collaboration agreement. The agreement also provides that we may receive milestone payments of up to $155 million for the first compound and $77.5 million for a second compound. The milestones payments would become payable upon achievement of certain clinical, regulatory and commercial milestones defined in the agreement. The first milestone event defined is commencement of Phase 2b clinical testing. For development expenses in support of regulatory filings in the United States, the companies share external development expenses with 60% paid by Pfizer and 40% paid by us. Expenses for development activities required for regulatory filings outside the United States are the responsibility of Pfizer. Upon commercialization of products, we will share in the net profits/net losses, as defined in the agreement, in the United States with 60% paid to Pfizer and 40% paid to us, and we will be entitled to receive royalty payments for net sales (as defined in the agreement) of products outside of the United States.

The agreement expires on a country-by-country basis upon expiration of the royalty term in each country, which term is a minimum of ten years following first commercial sale of a licensed product. We and Pfizer each have the right to terminate the agreement upon a material default of the other party. Pfizer has the right to terminate the agreement for certain clinical study results as set forth in the agreement. Following completion of Phase 2b studies for ADL5859 and ADL5747, Pfizer has the right to terminate the agreement without cause upon one hundred eighty days’ written notice to us.

Other License Agreements

In November 1996, Roberts Laboratories Inc. (“Roberts”) licensed from Eli Lilly and Company (“Eli Lilly”) certain intellectual property rights relating to Entereg. In June 1998, we entered into an option and license agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg receives regulatory approval, we are obligated to make a milestone payment of $0.9 million under this agreement, as well as royalties on commercial sales of Entereg. Our license to Entereg expires on the later of either the date of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996.

In August 2002, we entered into a separate license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Eli Lilly $4.0 million upon signing the agreement and are subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, we paid Eli Lilly $4.0 million upon acceptance for review of our NDA by the FDA, which payment was made in the third quarter of 2004.

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

We have rights to patents related to Entereg which expire between 2011 and 2020, including U.S. patents covering alvimopan which expire in 2011 and 2013. We expect that a patent covering Entereg will be eligible for patent term extension for a period of five years. We expect to file for patent term extension upon FDA approval, if any, of Entereg. There can be no assurance that our application for patent term extension will be granted. The scope of intellectual property protection provided during the period of patent term extension has been challenged in a number of legal cases. If we are granted patent term extension for an Entereg patent, we cannot be assured that any such extension will provide meaningful proprietary protection during the period of extension. One of the Entereg related U.S. patents claims the use of Entereg in post operative ileus and another claims the combination of alvimopan plus an opioid agonist; both of these patents expire in 2020. These expiration dates are based on the presumption that the applicable maintenance fees are paid and the patents, if challenged, are not held to be invalid.

We filed a patent application in 2004 claiming protection for our delta product candidates, ADL5859 and ADL5747. This patent application is currently pending.

The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including ours, are generally uncertain and involve complex legal and factual questions. Our business could be negatively impacted by any of the following:

•	the pending patent applications to which we have rights may not result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection, may not provide a basis for commercially viable products or may not provide us with any competitive advantages;

•	we may not be successful in developing additional proprietary technologies that are patentable;

•	our patents may be challenged by third parties; and

•	others may have patents that relate to our technology or business that may prevent us from marketing our product candidates unless we are able to obtain a license to those patents.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

•

Phase 1: The drug is initially introduced into healthy human subjects or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In addition, it is sometimes possible to conduct a preliminary evaluation of efficacy in Phase 1 trials for analgesia.

•

Phase 2: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted diseases and to determine optimal dosage and tolerance.

•

Phase 3: When Phase 2 evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

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

Other regulatory requirements

The FDA mandates that drugs be manufactured in conformity with current Good Manufacturing Practices (“cGMP”) regulations and at facilities approved to manufacture such drugs. If approval of an NDA is granted, requirements for labeling, advertising, record keeping and adverse experience reporting will also apply. In addition, if our products are approved for marketing by the FDA, we will be required to comply with several other types of state and federal laws applicable to pharmaceutical marketing. These laws include healthcare anti-kickback statutes and false claims statutes. Additionally, we may also be subject to regulations under other federal, state and local laws, including the Occupational Safety and Health Act, the Environmental Protection Act, the Clean Air Act, national restrictions on technology transfer, import, export, and customs regulations. Failure to comply with these requirements could result, among other things, in suspension of regulatory approval, recalls, injunctions, product seizures, non-coverage of our products under government health care programs or civil or criminal sanctions.

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

Available Information

We make available free of charge on or through our internet website at www.adolor.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Employees

As of December 31, 2007, we had 108 full-time employees and one part-time employee. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees are covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are highly dependent on achieving success in the clinical testing, regulatory approval and commercialization of our lead product candidate, Entereg, which may never be approved for commercial use.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. Prior to commercialization of Entereg in the United States for any indication, the FDA would have to approve Entereg for commercial sale. Entereg has been under development in two indications, POI and OBD. With respect to POI, we filed an NDA with the FDA in 2004 and have received two approvable letters from the FDA. The FDA is currently reviewing our NDA for the acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastamosis and we expect an FDA action on that application by the current PDUFA date of May 10, 2008. The FDA’s GIDAC reviewed the safety and efficacy of Entereg for this short-term, in-hospital use on January 23, 2008. While the Committee voted 9 to 6 that the overall benefits of treatment with Entereg in the indication outweighed potential risks, the Committee’s recommendation is not binding on the FDA. The Committee expressed concerns by a vote of 8 to 6 with one abstention that based on the currently available cardiovascular events data observed in the long-term (12 month) safety study in patients with OBD, Study 014, there were concerns for the use of alvimopan 12 mg capsules in the short-term proposed indication. At the Committee meeting, there was concern expressed that follow-up in the POI studies was inadequate. The Committee also voted 14 to 0 with one abstention that our proposed risk management plan was not adequate to address the potential risks. These concerns may make it more difficult for us to receive approval of our NDA for Entereg from the FDA; and even if we receive FDA approval, a risk management plan acceptable to the FDA may make it difficult for us to commercialize Entereg. There is no assurance that the FDA will approve our NDA for Entereg by the May 10, 2008 PDUFA date or ever.

With respect to OBD, the results from Study 014, a Phase 3 long-term safety study of alvimopan (Entereg) conducted by Glaxo in patients taking opioids for chronic non-cancer pain and experiencing OBD showed numerically more myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo, an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), malignant neoplasms and an increase in the incidence of fractures in patients receiving Entereg compared to placebo. Following these results, the alvimopan INDs were placed on clinical hold by the FDA and there is no assurance that the clinical hold will be lifted by the FDA. The clinical hold would have to be lifted before additional clinical testing of Entereg in OBD could occur.

Even if we are able to achieve regulatory approval of Entereg for use in POI, a risk management plan may adversely affect the commercial prospects for Entereg.

The November 2006 approvable letter for the NDA for Entereg in POI indicated that we would need to develop a risk management plan. The GIDAC voted unanimously that the risk management plan we submitted in our August 2007 complete response was inadequate. We submitted a revised risk management program in February 2008. There is no assurance that our revised risk management program will be acceptable to the FDA. To address potential safety concerns, the FDA may require that a risk management plan have significant restrictions on use of Entereg which would make it more difficult, burdensome and costly to administer. There is a risk that a risk management plan that would be acceptable to the FDA would materially adversely affect the commercial prospects for Entereg if it is approved for use in bowel resection surgery.

The FDA has placed the Entereg INDs on complete clinical hold and we will not be able to conduct additional clinical testing of Entereg until the FDA lifts this complete clinical hold.

In June 2007, the FDA placed the Entereg INDs on complete clinical hold. We and Glaxo submitted complete responses to the FDA requesting a release of the clinical hold for all alvimopan INDs. The complete responses were received by the FDA on August 13, 2007. In September 2007, the FDA informed us that it needed additional time to complete its review of the submission for release of the clinical hold on alvimopan and as a result, the clinical hold for all alvimopan INDs remains in effect. The FDA did not indicate a time frame within which its review would be completed. There can be no assurance that we will be able to provide adequate data and analysis to satisfy the FDA that the clinical hold should be lifted. There can be no assurance that the FDA will lift the clinical hold on the alvimopan INDs and allow clinical testing of alvimopan to resume. Additional clinical testing in OBD will be required to support any future NDA filing for use of Entereg in OBD. If the FDA does not lift the clinical hold, we and Glaxo will not be able to conduct any such additional clinical testing.

It is possible that Entereg may not be successfully developed for chronic use.

In April 2007, the current development plan for OBD was put on-hold while findings from the long-term safety study, Study 014, were evaluated. In June 2007, the FDA placed the Entereg INDs on clinical hold. Clinical studies with Entereg may not resume until the FDA has lifted the clinical hold. We may be unable to provide the FDA with the information the FDA requires to lift the clinical hold. There is a risk that OBD clinical development remains on hold indefinitely or that further development of Entereg in OBD is not conducted. Results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), malignant neoplasms and an increase in the incidence of fractures in patients receiving Entereg compared to placebo. These findings may make it difficult to design and conduct further clinical investigations that would have the potential to lead to FDA approval in this indication. Even if we are able to design studies acceptable to the FDA, it may be difficult to recruit patients to OBD studies.

In addition, in September 2006, we along with Glaxo announced the results from two identically designed Phase 3 registration studies in OBD in patients with chronic non-cancer pain conducted by Glaxo (Studies 012 and 013). Study 012 achieved statistical significance in its primary endpoint while Study 013 did not achieve statistical significance in its primary endpoint. We also announced top-line results from a Phase 2b investigation of alvimopan in patients with cancer pain treated with opioid analgesics. The results in the primary endpoints for this Phase 2b study were not statistically significant. These mixed efficacy results may make it more difficult to achieve a positive Phase 3 study in OBD.

If we are unable to successfully commercialize Entereg, our ability to generate revenues will be impaired and our business will be harmed.

We have not yet commercialized any products or technologies, and we may never do so. If Entereg is not approved by the FDA, our ability to achieve revenues from product sales will be impaired and our stock price may be materially and adversely affected. FDA approval is contingent on many factors, including clinical trial results and the evaluation of those results. Even if Entereg is approved by the FDA for marketing, we will not be successful unless Entereg gains market acceptance. The degree of market acceptance of Entereg will depend on a number of factors, including:

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

In December 2007, we entered into an exclusive worldwide license and collaboration with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the products. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development and all regulatory approvals and commercialization of the products.

Any failure by our collaborators to perform their obligations under the respective agreements could negatively impact our product candidates being jointly developed and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreements and may also delay our achievement, if any, of profitability. Both of our collaboration partners, Glaxo and Pfizer, have extensive experience in the successful commercialization of product candidates and we rely heavily on their expertise. Our success will largely depend upon the success of our collaborations with Glaxo for Entereg and Pfizer for ADL5859 and ADL5747 to develop, gain regulatory approvals and commercialize our product candidates.

Any termination of our collaboration agreement by Glaxo or termination of our collaboration agreement by Pfizer could have a material adverse impact on our ability to develop, obtain regulatory approval for or commercialize our product candidates being developed under the collaborations. Any termination of our collaboration agreements will terminate the funding we receive under the relevant collaboration agreement and may materially adversely impact our ability to fund further development efforts and may materially adversely impact our rate of development for our development programs.

Our delta agonist program may not lead to successful drug candidates.

To date there have been no selective delta agonist compounds successfully developed and approved by the FDA. We are developing our delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in clinical development. Drug development is a highly uncertain process and our delta product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful drugs.

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

The market price for our common stock has been highly volatile and may continue to be highly volatile in the future. For example, since January 1, 2006, the closing price of our common stock reached a low of $3.16 per share on November 17, 2007 and a high of $27.45 per share on March 2, 2006.

The market price for our common stock is highly dependent on the success of our product development efforts, and in particular, clinical trial results and regulatory review results.

The following additional factors may have a significant impact on the market price of our common stock:

•	developments concerning our collaborations, including our collaboration with Glaxo and our collaboration with Pfizer;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disasters or crises;

•	period-to-period fluctuations in our financial results; and

•	the general performance of the equity markets and, in particular, the biopharmaceutical sector of the equity markets.

Following periods of volatility and decline in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.

We have been named in a purported class action lawsuit and related derivative lawsuits.

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and section 20(a) of the Exchange Act, in connection with the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors, asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 (“Securities Act”) in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of us, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, we filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, our directors and officers moved to dismiss the complaint for failure to state a claim. Plaintiffs responded to our’s and our directors’ and officers’ motions on January 27, 2005. We and our directors and officers filed reply briefs on February 18, 2005.

We may become involved in additional litigation of this type in the future. Litigation of this type is often extremely expensive, highly uncertain and diverts management’s attention and resources.

If we continue to incur operating losses for a period longer than anticipated, we may be unable to continue our operations.

We believe our existing cash, cash equivalents and short-term investments as of December 31, 2007 of $167.2 million will be sufficient to fund operations into 2010. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have not commercialized any products and, as of December 31, 2007, we have incurred a cumulative net loss of $424.9 million. During the calendar years ended December 31, 2007 and 2006, we incurred operating losses of $56.5 million and $79.3 million, and net losses of $48.4 million and $69.7 million, respectively. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available, there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

We have limited commercial manufacturing capability and expertise. If we are unable to contract with third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements, we may be unable to obtain regulatory approvals, or to meet demand for our products.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended and expect to continue to depend on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. We may not be able to contract for the manufacture of sufficient quantities of the products we develop, or even to meet our needs for preclinical or clinical development. Our products may be in competition with other products for access to facilities of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give other products greater priority than our products. It is difficult and expensive to change contract manufacturers for pharmaceutical products, particularly when the products are under regulatory review in an NDA process. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if any are approved, on a timely and competitive basis.

To receive regulatory approval for a product, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture that product, and there is a risk that such approval may not be obtained. We are required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make that product in accordance with cGMP. Under cGMPs, we and our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of our products.

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

We currently have no internal distribution capability, limited marketing capabilities, and no internal sales capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain regulatory approval, we intend to sell some products directly in certain markets and rely on relationships with established pharmaceutical companies to sell products in certain markets. To sell any of our products directly, we must fully develop a marketing and field sales force with technical expertise, as well as supporting distribution capabilities. We may not be able to establish in-house sales and distribution capabilities or relationships with third parties. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

We have entered into, and may in the future enter into, collaborative arrangements, including our arrangements with Glaxo and Pfizer, for the marketing, sale and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements.

We cannot be certain that any of these parties, including Glaxo and Pfizer, will fulfill their obligations in a manner consistent with our best interests. Collaborators may also pursue alternative technologies or drug candidates, either on their own or in collaboration with others, that are in direct competition with us.

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

As our products are used commercially, unintended side effects, adverse reactions or incidents of misuse may occur that could result in additional regulatory controls, changes to product labeling, adverse publicity and reduced sales of our products.

During research and development, the use of pharmaceutical products, such as ours, is limited principally to clinical trial patients under controlled conditions and under the care of expert physicians. The commercial use of our products could identify undesirable or unintended side effects that have not been evident in our clinical trials.

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

We believe that Progenics Pharmaceuticals, Inc. is developing methylnaltrexone for the treatment of indications like those being targeted by us in both the acute and chronic settings. There are products already on the market for use in treating irritable bowel syndrome which may be evaluated for utility in opioid induced bowel dysfunction. There may be additional competitive products about which we are not aware. If our competitors are able to reach the commercial market before we do, this could have a material adverse effect on our ability to ultimately reach the commercial market and sell our products.

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

If we market products in a manner that violates health care fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

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

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as allegedly providing free trips, free goods, sham consulting fees and grants, and other monetary benefits to customers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

If Entereg receives marketing approval for POI, we will be required to submit pricing data to the federal government as a condition of selling the product to healthcare facilities of the Department of Veterans Affairs (“VA”), the Department of Defense (“DoD”), and other federal agencies and of having the product covered under Medicaid. These price reports are used to determine the amount of discounts that the manufacturer must provide to the VA and DoD healthcare networks. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. It is possible that our methodologies for calculating these prices could be challenged under false claims laws or other laws.

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

Our commercial success will depend in part on obtaining patent protection on our products and their uses and successfully defending these patents against third-party challenges. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. Accordingly, we cannot predict the breadth of claims allowed in our patents or those of our collaborators. The patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology.

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that will prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. Patent disputes in our industry are frequent and can preclude commercialization of products. Any patent related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any of these actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume substantial managerial and financial resources.

The results of patent litigation among third parties may cause changes to the ways patents are interpreted, enforced and/or challenged. These changes may adversely affect our ability to protect our products.

We rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators and consultants to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information. Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, our ability to receive patent protection or protect our proprietary information may be imperiled.

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

Many hospitals establish formularies, which are lists of drugs approved for use in the hospital. If we fail to secure and maintain formulary coverage for our products on favorable terms or are significantly delayed in doing so, we will have difficultly achieving market acceptance of our products and our business will be materially adversely affected.

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

Provisions of our amended and restated certificate of incorporation and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

We have shares of our common stock and preferred stock available for future issuance without stockholder approval. The existence of unissued common stock and preferred stock may enable our Board of Directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, which would protect the continuity of our management.

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

Under our collaboration agreement with Glaxo and under our agreement with Pfizer, there are certain limitations on Glaxo’s and Pfizer’s ability to acquire our securities. These limitations make it more difficult for Glaxo or Pfizer to acquire us, even if such an acquisition would benefit our stockholders. The limitations do not prevent Glaxo or Pfizer, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities.

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

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of us, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, we filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, our directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to our and our directors’ and officers’ motions on January 27, 2005. We and our directors and officers filed reply briefs on February 18, 2005.

We have not accrued any amount in our financial statements as of December 31, 2007 for these matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.    Our common stock is traded on The Nasdaq Stock Market LLC under the symbol “ADLR.” The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported by The Nasdaq Stock Market during each quarter of the two most recent years.

	High	Low
2006
First Quarter	$27.80	$14.05
Second Quarter	25.17	21.30
Third Quarter	26.17	11.85
Fourth Quarter	15.51	7.13
2007
First Quarter	$9.07	$6.53
Second Quarter	8.86	3.58
Third Quarter	4.00	3.19
Fourth Quarter	5.24	3.16

(b) Holders.    As of February 19, 2008, there were 134 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

(c) Dividends.    We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain any earnings for use in the operation of our business and to fund future growth.

(e) Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2002 and its relative performance is tracked through December 31, 2007.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The Statements of Operations data for the years ended December 31, 2007, 2006, and 2005, and our Balance Sheet data as of December 31, 2007 and 2006, are derived from our audited financial statements which are included elsewhere in this Annual Report. The Statements of Operations data for the years ended December 31, 2004 and 2003 and the Balance Sheet data as of December 31, 2005, 2004 and 2003 are derived from audited financial statements not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected in the future.

Please see Note 2 in the Notes to Financial Statements for an explanation of the method used to calculate the net loss allocable to common stockholders, net loss per share and the number of shares used in the computation of per share amounts.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Operations
Contract revenues	$9,120	$15,087	$15,719	$25,542	$20,727
Operating expenses incurred during the development stage:
Research and development	41,610	56,660	49,631	48,766	56,654
Marketing, general and administrative	23,970	37,689	26,293	22,870	17,648

Total operating expenses	65,580	94,349	75,924	71,636	74,302
Other income, net	8,017	9,524	3,408	2,508	2,369

Net loss	$(48,443)	$(69,738)	$(56,797)	$(43,586)	$(51,206)

Basic and diluted net loss per share allocable to common stockholders	$(1.05)	$(1.56)	$(1.45)	$(1.12)	$(1.57)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	45,933	44,731	39,088	38,924	32,586

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and short-term investments	$167,189	$185,562	$103,075	$162,324	$210,174
Working capital	147,543	173,130	89,664	149,081	195,531
Total assets	178,677	200,598	117,237	178,103	224,664
Deficit accumulated during the development stage	(424,944)	(376,502)	(306,763)	(249,967)	(206,380)
Total stockholders’ equity	112,353	153,181	66,693	123,160	165,279

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage biopharmaceutical corporation that was formed in 1993. Since inception, we have specialized in the discovery and development of prescription pain management products and expect to commercialize products that are successfully developed. We have a number of product candidates in various stages of development, ranging from preclinical studies to pivotal clinical trials. Our most advanced product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. For the global development and commercialization of Entereg as a monotherapy, we are collaborating with Glaxo Group Limited (“Glaxo”) in two indications. We have a pending New Drug Application (“NDA”) with the Food and Drug Administration (“FDA”) for Entereg for the proposed indication of acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. The Prescription Drug User Fee (“PDUFA”) date for that NDA is May 10, 2008. We are also developing delta opioid agonists in collaboration with Pfizer Inc. (“Pfizer”). One of the delta opioid agonists is in Phase 2a clinical testing and one is in Phase 1 clinical testing. We have additional product candidates in preclinical development for the treatment of moderate-to-severe pain conditions.

In April 2007, we announced the results from Study 014, a Phase 3 long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Results from Study 014 showed numerically more myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), the incidence of malignant neoplasms, and an increase in the incidence of fractures reported in patients receiving Entereg, compared to placebo.

In June 2007, the FDA placed the alvimopan INDs on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. Our request for removal of the clinical hold is currently pending. There can be no assurance the FDA will lift the clinical hold on alvimopan INDs.

In January 2008, the FDA’s Gastrointestinal Drug Advisory Committee (the “GIDAC”) reviewed Entereg for the proposed indication of acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. There can be no assurance that the FDA will approve the pending NDA for Entereg at the May 10, 2008 PDUFA date or ever.

In December 2007, we entered into an exclusive worldwide license and collaboration with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. We received an upfront payment of $30 million from Pfizer and reimbursement of $1.9 million for Phase 2 development costs for the compounds that we had incurred prior to entering into the collaboration agreement. The agreement also provides that we may receive milestone payments of up to $155 million for the first compound and $77.5 million for a second compound. The milestones payments would become payable upon achievement of certain clinical, regulatory and commercial milestones defined in the agreement. The first milestone event defined is commencement of Phase 2b clinical testing. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the products. We will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development and all regulatory approvals and commercialization of the products. For development expenses in support of regulatory filings in the United States, the companies share external development expenses with 60% paid by Pfizer and 40% paid by us. Expenses for development activities required for regulatory filings outside the United States are the responsibility of Pfizer. Upon commercialization of products, we will share in the net profits/net losses, as defined in the agreement, in the United States with 60% paid to Pfizer and 40% paid to us, and we be entitled to receive royalty payments for net sales (as defined in the agreement) of products outside of the United States. We retained an option to co-promote the products in the United States.

The following discussion is included to describe our financial position and results of operations as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U. S. generally accepted accounting principles requires management to adopt critical accounting policies and to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These critical accounting policies and estimates have been reviewed by our audit committee. The principal items in our financial statements that require significant estimates and judgments are as follows:

Equity-based Compensation—Beginning on January 1, 2006, we account for our employee stock option grants under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires the recognition of the fair value of equity-based compensation in the statement of operations. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections in adopting and implementing SFAS 123R, including expected stock price volatility and the estimated life of each award. The fair value of equity-based awards is amortized over the vesting period of the award and we have elected to use the straight-line method for awards granted after the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, we accounted for our stock option grants under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and made pro forma footnote disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma net loss and pro forma net loss per share for 2005 as disclosed in the notes to our financial statements were estimated using a Black-Scholes option valuation model.

Collaborative Agreement Revenues—We record deferred revenue for amounts received upfront under collaboration agreements in which we have continuing involvement, and we recognize such deferred amounts as revenue ratably over the estimated contract performance period. Such revenue recognition may be accelerated in the event of contract termination prior to completion of the expected performance period or lengthened if the development period exceeds the initial estimate. Under the terms of the collaboration agreement with Glaxo, we received a non-refundable and non-creditable upfront fee of $50.0 million. In 2007, approximately $3.3 million of the $50.0 million upfront fee was recognized as revenue. We expect to recognize the remaining deferred revenue through 2016, which represents the revised estimated contract performance period.

Under the terms of the collaboration agreement with Pfizer, we received an upfront payment of $30 million and reimbursement of $1.9 million for Phase 2 development costs for the compounds that we had incurred prior to entering into the collaboration agreement. We recognized as revenue in 2007 approximately $1.2 million of the total upfront payment of $31.9 million. We expect to recognize the remaining deferred revenue over the estimated contract performance period which extends into 2010.

Milestone fees are recorded as revenue when the milestone event is achieved.

Amounts reimbursable for costs incurred pursuant to the terms of collaboration agreements are recognized as revenue in the period in which the reimbursable costs are incurred. Such revenues are based on estimates of the reimbursable amount and are subject to verification by the collaborators. Accounts receivable from Glaxo and Pfizer of approximately $1.6 million at December 31, 2007 are related to estimated reimbursable expenses for the fourth quarter of 2007, and are subject to verification by Glaxo and Pfizer.

Research and Development Expenses—We have entered into contracts with third parties to conduct certain research and development activities including preclinical, clinical and manufacturing development activities. We accrue expenses related to such contracts based upon an estimate of the amounts due for work completed under the contracts. Factors considered in preparing such estimates include the number of subjects enrolled in studies, materials produced by our manufacturers and other criteria relating to the progress of efforts by our vendors.

Liquidity and Capital Resources

We have experienced negative operating cash flows since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as contract revenues. Cash, cash equivalents and short-term investments were approximately $167.2 million at December 31, 2007 and approximately $185.6 million at December 31, 2006, representing 93.6% and 92.5% of our total assets, respectively. We invest excess cash in United States Treasury obligations. The decrease in cash, cash equivalents and short-term investments was primarily the result of cash used in operating activities partially offset by cash received from Pfizer of $31.9 million.

We believe that our current cash, cash equivalents and short-term investments are adequate to fund operations into 2010 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the year ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Net loss	$(48,442,975)	$(69,738,378)
Adjustments for non-cash operating items	4,844,719	6,820,313

Net cash operating loss	(43,598,256)	(62,918,065)
Net change in assets and liabilities	25,548,879	(924,740)

Net cash used in operating activities	$(18,049,377)	$(63,842,805)

Net cash provided by (used in) investing activities	$30,293,329	$(82,064,044)

Net cash provided by financing activities	$52,994	$147,456,608

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Overall Cash Outflows

Net operating cash outflows of $18.0 million and $63.8 million for the years ended December 31, 2007 and 2006, respectively, resulted primarily from research and development expenditures associated with our product candidates, including development and manufacturing costs for Entereg and our Delta programs as well as compensation costs, and marketing, general and administrative expenses. The 2007 outflows were partially offset by payments received under the delta collaboration agreement with Pfizer, including a $30 million upfront payment and a payment of $1.9 million to reimburse us for Phase 2 development costs previously incurred.

We expect to continue to use cash resources in 2008 to fund operating losses. We expect to continue to incur operating losses in 2008 and beyond due to continuing research and development expenses relating to our product development programs. We also expect to incur increased sales and marketing costs in connection with any launch of Entereg. Further, we may license or acquire product candidates which would require additional cash outlays.

Cash Outflows-Internal Research and Development Costs

Our internal research and development costs for the year ended December 31, 2007 were $18.3 million after adjustment for non-cash compensation and depreciation expenses. We expect these costs will increase in 2008 as we continue to invest in research and development programs and increase headcount.

Cash Outflows-External Research and Development Program Costs

External program costs totaled $18.8 million for the year ended December 31, 2007.

Program activities in 2008 may include:

        Entereg – POI

The FDA PDUFA date for our pending NDA filing for Entereg is May 10, 2008. The extent of future development expense in 2008 and beyond for the program will be determined upon receipt of the FDA’s decision with respect to our pending NDA.The POI clinical development program is currently on clinical hold.

        Entereg – OBD

In April 2007, we and Glaxo announced the preliminary results from the completed Study 014 and also announced the current development program for Entereg in OBD is on hold while findings from Study 014 are evaluated. Future spending associated with this program in near-term periods is not estimable at this time. The OBD clinical development program is currently on clinical hold.

        Combination Product Program

We have no studies ongoing in our Combination Product Program. The Combination Product clinical development program is currently on clinical hold.

        Delta Program

We completed Phase 1 clinical testing of ADL5859 and began Phase 2 testing in 2007. We are conducting Phase 1 clinical testing of our second delta compound, ADL5747. We estimate overall spending relating to our Delta program will increase significantly in 2008; however, 60% of external development expenses will be reimbursed to us pursuant to our December 2007 collaboration agreement with Pfizer.

Cash Outflows-Marketing, General and Administrative Expenses

General and administrative expenses totaled $14.8 million for the year ended December 31, 2007, after adjustment for non-cash compensation and depreciation expenses, and we expect that these expenses will increase in 2008 in connection with any launch of Entereg.

External marketing and sales expenses totaled $4.2 million in 2007 and it is estimated that spending in 2008 will also increase significantly in connection with any launch of Entereg.

Cash Flows-Other

We expect cash inflows relating to contract revenues to increase in 2008 due to increased expenses incurred by us which are reimbursable by Pfizer. Cash inflows relating to interest income are expected to decrease due to declining investment balances.

The year ended December 31,2007 saw significant reductions in accrued expenses and accounts payable as liability balances were reduced from December 31, 2006 levels through payment of restructuring costs, personnel costs and contracts. We expect accruals to increase during 2008 as a result of increased spending in the areas of research and development and external marketing and sales.

Further, we may license or acquire product candidates from others which would require additional cash outlays.

Contractual Commitments

Lease Payments

Future minimum lease payments under non-cancelable operating leases are as follows:

Year ending December 31,
2008	$1,253,000
2009	1,264,000
2010	1,231,000
2011	1,219,000
2012	1,219,000
2013 and beyond	712,000

$6,898,000

Glaxo Collaboration Agreement

Under the terms of the Glaxo agreement, we reimburse Glaxo for a portion of certain third-party expenses incurred by them relating to Entereg, pursuant to an agreed upon development plan and budget which is subject to annual review. We also incur certain third-party expenses ourselves relating to Entereg, pursuant to an agreed upon development plan and budget, a portion of which are reimbursable to us by Glaxo. We record these expenses as incurred.

Pfizer Collaboration Agreement

Under the terms of the Pfizer agreement, we reimburse Pfizer for a portion of certain third-party expenses incurred by them relating to our delta opioid agonists, pursuant to an agreed upon development plan and budget which is subject to annual review. We also incur certain third-party expenses ourselves relating to the delta opioid agonists, pursuant to an agreed upon development plan and budget, a portion of which is reimbursable to us by Pfizer. We record these expenses as incurred.

Other Service Agreements

We have entered into various agreements for services with third-party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services. We accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $10.9 million will be payable in future periods under arrangements in place at December 31, 2007. Of this amount, approximately $2.5 million has been accrued for work estimated to have been completed as of December 31, 2007 and approximately $8.4 million relates to future performance under these arrangements.

License and Research Agreements

In November 1996, Roberts licensed from Eli Lilly certain intellectual property rights relating to Entereg. In June 1998, we entered into an option and license agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg. If Entereg receives regulatory approval, we are obligated to make an additional milestone payment of $0.9 million under this agreement, as well as royalties on commercial sales of Entereg. Our license to Entereg expires on the later of either the date of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996.

In August 2002, we entered into a separate license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We are subject to clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, we also paid Eli Lilly $4.0 million upon acceptance for review of our NDA by the FDA, which payment was made in the third quarter of 2004.

In July 2003, we entered into a license agreement with EpiCept Corporation (“Epicept”) under which we licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which we were developing for management of post operative incisional pain. We made a $2.5 million payment to EpiCept upon execution of the agreement and a $0.5 million payment to EpiCept in September 2005. We discontinued development of the sterile lidocaine patch and terminated the EpiCept license in the fourth quarter of 2006.

Net Cash Provided By (Used In) Investing Activities and Investing Requirements Outlook

Net cash provided by (used in) investing activities for the year ended December 31, 2007 and 2006 relates primarily to the purchase and maturities of investment securities. Capital expenditures in 2007 and 2006 were primarily for the purchase of laboratory equipment, furniture and fixtures and office equipment and leasehold improvements associated with our leased facility.

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

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, they may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. Although we received approvable letters from the FDA for Entereg in July 2005 and November 2006, there is no assurance that the FDA will approve Entereg in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $167.2 million as of December 31, 2007 will be sufficient to fund operations into 2010.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Contract Revenues.    Contract revenues were approximately $9.1 million and $15.1 million in 2007 and 2006, respectively. The decrease was primarily the result of a reduction in expenses incurred by us relating to Entereg, and reimbursable by Glaxo under the collaboration agreement, of $4.0 million, a reduction in co-promotion revenues of $2.4 million relating to the Arixtra co-promotion with Glaxo, which is no longer in place and a $0.9 million reduction in the amortization of the upfront license fee due to the revision to the estimated performance period. These decreases were partially offset by an increase in amortization of upfront fees and cost reimbursements associated with the Pfizer collaboration of $1.3 million. Contract revenues decreased in 2006 as compared to 2005 primarily due to a reduction in co-promotion revenues of $1.8 million relating to the Arixtra co-promotion with Glaxo. This decrease was partially offset by an increase in revenues of $1.2 million resulting from increased expenses incurred by us relating to Entereg and reimbursable by Glaxo under the collaboration agreement.

Research and Development Expenses.    Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses decreased to approximately $41.6 million for the year ended December 31, 2007 from approximately $56.7 million for the year ended December 31, 2006. The decrease was primarily related to a reduction in costs associated with our Entereg program and sterile lidocaine patch program, partially offset by an increase in expenses related to our delta program.

Research and development expenses increased to approximately $56.7 million for the year ended December 31, 2006 from approximately $49.6 million for the year ended December 31, 2005. Expenses increased principally due to a greater compensation expense of $2.8 million relating to the adoption of SFAS 123R and increased expenses associated with our combination product development program and sterile lidocaine patch program.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory and overhead related expenses. These expenses totaled $22.8 million, $25.1 million and $21.8 million in the years ended December 31, 2007, 2006 and 2005, respectively, and are largely related to our development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third-party vendors and can be allocated to significant research and development programs as follows:

	Year Ended December 31,
	2007	2006	2005
Entereg Program	$6,027,530	$19,563,818	$20,926,219
Combination Program	1,569,315	4,406,978	—
Sterile Patch Program	7,376	2,923,765	2,025,581
Delta Program	7,834,043	2,493,115	2,797,485
Other Programs	3,400,667	2,203,730	2,053,492

Total	$18,838,931	$31,591,406	$27,802,777

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

Marketing, General and Administrative Expenses.    Our marketing, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $24.0 million, $37.7 million and $26.3 million, respectively.

The expense decrease in 2007 was principally related to decreased personnel expenses, including expense primarily associated with the sales force that was disbanded in December 2006, as well as lower marketing and sales expenses. The expense increase in 2006 was principally related to increased personnel expenses, including expenses associated with the implementation of SFAS 123R of $5.8 million, combined with additional marketing and sales expenses.

Interest Income.    Our interest income decreased to approximately $7.9 million for the year ended December 31, 2007 from approximately $9.0 million for the year ended December 31, 2006. This was primarily due to a decrease in short-term investments resulting from the use of cash for operations.

Our interest income increased to approximately $9.0 million for the year ended December 31, 2006 from approximately $3.4 million for the year ended December 31, 2005. This was primarily due to an increase in short-term investments resulting from the proceeds from the sale of common stock in February 2006, in addition to higher interest rates.

Other Income.    Our other income decreased to approximately $0.1 million for the year ended December 31, 2007 as compared to $0.5 million for the year ended December 31, 2006 and represents cash received from the sale of certain Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through December 31, 2007 aggregated approximately $424.9 million, and we expect to continue to incur substantial losses in future periods.

We expect to continue to use cash resources to fund operating losses. We expect to continue to incur operating losses in 2008 and beyond due to continuing research and development expenses and increased spending relating to our product development programs, including the delta programs. We also expect to incur marketing costs in preparation for the potential commercialization of Entereg.

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

Income Taxes

As of December 31, 2007, we had approximately $295.9 million of Federal net operating loss carryforwards and $290.8 million of state net operating loss carryforwards, which are potentially available to offset future taxable income. The Federal and state net operating loss carryforwards will begin expiring in 2009 and 2008, respectively, if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to annual limitation. At December 31, 2007, we also had approximately $9.7 million of Federal and $0.7 million of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-

than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We adopted FIN 48 in 2007 and it did not have any impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We are currently evaluating the potential impact of SFAS 159 on our results of operations and financial condition.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which applies to companies involved in research and development activities that make non-refundable advance payments for goods that will be used or for services that will be performed on future research and development activities. EITF Issue 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and recognized as an expense as goods are delivered or the related services are performed. EITF Issue 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of EITF Issue 07-3 to have a material impact on our results of operations and financial position.

In December 2007, the FASB issued EITF Issue 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangements and clarifies, among other things, how to determine whether a collaborative agreement is within the scope of this issue. EITF Issue 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF Issue 07-1 to have a material impact on our results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2007 totaled $151.6 million, and the weighted-average interest rate was approximately 4.37% with maturities of investments ranging up to 12 months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. A list of the financial statements filed herewith can be found at “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

For the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act, as of the end of the period covered by this report. Based upon this evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. A control system, no matter how well designed and operated, cannot provide assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

The management of Adolor Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a–15(f) or 15d–15(f) promulgated under the Exchange Act, as amended. Our internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adolor Corporation:

We have audited Adolor Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adolor Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Adolor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Adolor Corporation as of December 31, 2007 and 2006, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and for the period from August 9, 1993 (inception) to December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2008

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

We incorporate by reference the information contained under the captions “Security Ownership of Certain Beneficial Owners and Directors and Officers” in our Definitive Proxy Statement related to our annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report pursuant to Section 14(a) of the Exchange Act. We have set forth below the securities authorized for issuance under equity compensation plans.

Securities Authorized for Issuance under Equity Compensation Plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	5,326,368	$10.96	1,758,597

(1)	Consists of options available for grant by us under our Amended and Restated 2003 Stock-Based Incentive Compensation Plan and our Amended and Restated 1994 Equity Compensation Plan. The Company also issued deferred stock awards shares to employees. There are 347,046 deferred stock awards outstanding at December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Reference is made to the Index to Financial Statements on page F-1 of this Annual Report.

2. Financial Statement Schedules

None

(b)	Exhibits

Reference is made to the Exhibit Index on page 45 of this Annual Report for a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008

ADOLOR CORPORATION

By:	/S/ MICHAEL R. DOUGHERTY
Name:	Michael R. Dougherty
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL R. DOUGHERTY Michael R. Dougherty	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/S/ THOMAS P. HESS Thomas P. Hess	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/S/ ARMANDO ANIDO Armando Anido	Director	February 29, 2008

/S/ GEORGES GEMAYEL Georges Gemayel	Director	February 29, 2008

/S/ PAUL GODDARD Paul Goddard	Director	February 29, 2008

/S/ GEORGE V. HAGER, JR. George V. Hager, Jr.	Director	February 29, 2008

/S/ DAVID M. MADDEN David M. Madden	Director	February 29, 2008

/S/ CLAUDE H. NASH Claude H. Nash	Director	February 29, 2008

/S/ ROBERT T. NELSEN Robert T. Nelsen	Director	February 29, 2008

/S/ DONALD E. NICKELSON Donald E. Nickelson	Director	February 29, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Adolor (incorporated by reference to Exhibit 3.1 to Form 10-Q filed by the Company on May 17, 2001).

3.2	Restated Bylaws of the Company as amended February 26, 2004 (incorporated by reference to Exhibit 3.2 to Form 8-K filed by the Company on December 14, 2007).

4.1

Rights Agreement, dated as of February 20, 2001, between Adolor and StockTrans, Inc., as Rights Agent (incorporated by reference to Exhibit 4.1 to Form 8-K filed by the Company on February 23, 2001), which included as Exhibit B thereto the Form of Rights Certificate, incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form 8-A, dated February 22, 2001.

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.14 to Amendment No. 3 to the Registration Statement on Form S-1 filed by the Company on March 21, 2000).

10.1	Amended and Restated 1994 Equity Compensation Plan.[1,4]

10.2	Adolor Corporation Amended and Restated 2003 Stock-Based Incentive Compensation Plan.[1,4]

10.3

Option and License Agreement between Adolor and Roberts Laboratories, Inc., dated June 10, 1998 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed by the Company on February 18, 2000). [2]

10.4

Amended and Restated Build to Suit Lease between the Company and 700 Pennsylvania Drive Associates, dated February 27, 2003 (incorporated by reference to Exhibit 10.4 to Form 10-K filed by the Company on March 18, 2003).

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

10.13	ROW Supply Agreement dated September 13, 2004 between Glaxo Group Limited and the Company (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on September 15, 2004). [2]

10.14	License and Collaboration Agreement between the Company and Pfizer Inc. dated December 4, 2007. [1,3]

10.15	Adolor Corporation Executive Severance Pay Program (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on November 1, 2002). [4]

10.16	Letter Agreement between the Company and Martha E. Manning, dated June 30, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Company on August 13, 2002). [4]

10.17	Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002 (incorporated by reference to Exhibit 10.15 to Form 10-K filed by the Company on March 18, 2003). [4]

10.18

Amendment dated January 26, 2004 to Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-K filed by the Company on March 4, 2004). [4]

10.19

Letter Agreement between the Company and Michael R. Dougherty dated December 14, 2006 amending letter agreement dated October 24, 2002, as amended January 26, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on December 14, 2006). [4]

10.20	Amendment dated February 21, 2008 to letter agreement between the Company and Michael R. Dougherty dated October 24, 2002, as amended January 26, 2004, as further amended December 14, 2006.[1,4]

10.21	Stock Award Letter Agreement between the Company and Michael R. Dougherty dated December 14, 2006 (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on December 14, 2006). [4]

10.22	Performance Stock Option Award between the Company and Michael R. Dougherty dated January 8, 2008. [1,4]

10.23	Letter Agreement between the Company and David Jackson, dated May 1, 2007 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on October 30, 2007). [4]

10.24	Letter Agreement between the Company and James Barrett dated July 20, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on July 24, 2007). [4]

10.25	Letter Agreement between the Company and Thomas Hess dated September 16, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on October 31, 2005). [4]

10.26	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.26 to Form 10-K filed by the Company on March 1, 2005). [4]

10.27	Form of Stock Option Agreement for members of the Board of Directors of Adolor Corporation (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on July 31, 2006). [4]

10.28	Form of Deferred Stock Award (incorporated by reference to Exhibit 10.30 to Form 10-K filed by the Company on February 27, 2007). [4]

Exhibit Number	Description

10.29	Form of Performance Deferred Stock Award. [1,4]

10.30	Incentive Compensation Plan (incorporated by reference to Exhibit 10.31 to Form 10-K filed by the Company on February 27, 2007). [4]

23.1	Consent of KPMG LLP. [1]

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.
[2]	Confidential treatment granted.
[3]	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
[4]	Compensation plan or arrangement in which directors and executive officers are eligible to participate.

INDEX TO FINANCIAL STATEMENTS

The following Financial Statements, and the related Notes thereto, of Adolor Corporation and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

Page

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets at December 31, 2007 and 2006	F-3
Statements of Operations for the years ended December 31, 2007, 2006 and 2005, and for the period from August 9, 1993 (inception) to December 31, 2007	F-4
Statements of Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005, and for the period from August 9, 1993 (inception) to December 31, 2007	F-5
Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2004, and for the years ended December 31, 2005, 2006 and 2007	F-6
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005, and for the period from August 9, 1993 (inception) to December 31, 2007	F-8
Notes to Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Adolor Corporation:

We have audited the accompanying balance sheets of Adolor Corporation (a development-stage company) as of December 31, 2007 and 2006, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and for the period from August 9, 1993 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adolor Corporation (a development-stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, and for the period from August 9, 1993 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Adolor Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2008

ADOLOR CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$15,575,804	$3,278,858
Short-term investments	151,613,695	182,283,151
Accounts receivable from agreements	1,592,009	3,279,374
Prepaid expenses and other current assets	3,953,809	4,490,950

Total current assets	172,735,317	193,332,333
Equipment and leasehold improvements, net	5,776,410	7,022,494
Other assets	164,925	242,753

Total assets	$178,676,652	$200,597,580

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$874,994	$2,662,701
Accrued expenses	6,703,970	13,210,311
Deferred licensing fees and rent—current	17,612,990	4,329,192

Total current liabilities	25,191,954	20,202,204
Deferred licensing fees and rent—non-current	41,098,260	27,136,268
Other liabilities	32,960	78,480

Total liabilities	66,323,174	47,416,952

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value; 99,000,000 shares authorized; 46,027,003 and 45,999,543 shares issued and outstanding at December 31, 2007 and 2006, respectively	4,603	4,592
Additional paid-in capital	536,893,567	529,682,107
Unrealized gain (loss) on available for sale securities	399,791	(4,563)
Deficit accumulated during the development stage	(424,944,483)	(376,501,508)

Total stockholders’ equity	112,353,478	153,180,628

Total liabilities and stockholders’ equity	$178,676,652	$200,597,580

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Years ended December 31, 2007, 2006 and 2005, and for the period from

August 9, 1993 (inception) to December 31, 2007

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2007
	2007	2006	2005
Contract revenues	$9,119,991	$15,087,411	$15,718,876	$116,195,570

Operating expenses incurred during the development stage:
Research and development	41,609,722	56,659,750	49,630,590	400,991,939
Marketing, general and administrative	23,970,339	37,689,565	26,292,904	181,627,770

Total operating expenses	65,580,061	94,349,315	75,923,494	582,619,709

Other income:
Interest income	7,890,494	8,991,261	3,401,345	41,170,044
Other income	126,601	532,265	6,643	309,612

Total other income	8,017,095	9,523,526	3,407,988	41,479,656

Net loss	(48,442,975)	(69,738,378)	(56,796,630)	(424,944,483)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	48,905,779

Net loss allocable to common stockholders	$(48,442,975)	$(69,738,378)	$(56,796,630)	$(484,396,576)

Basic and diluted net loss per share allocable to common stockholders	$(1.05)	$(1.56)	$(1.45)

Shares used in computing basic and diluted net loss per share allocable to common stockholders	45,932,981	44,731,350	39,088,126

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31, 2007, 2006 and 2005,

and for the period August 9, 1993 (inception) to December 31, 2007

	Years ended December 31,			Period from August 9, 1993 (inception) to December 31, 2007
	2007	2006	2005
Net loss	$(48,442,975)	$(69,738,378)	$(56,796,630)	$(424,944,483)
Other comprehensive income (loss):
Unrealized gains on available for sale securities	404,354	292,897	165,997	399,791
Realized loss on available for sale securities	—	—	7,385	30,957

Comprehensive loss	$(48,038,621)	$(69,445,481)	$(56,623,248)	$(424,513,735)

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006, and 2007

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	973,951	—	—	—	973,951
Interest receivable converted to principal on employee notes	—	—	(131,859)	—	—	—	(131,859)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(71,247)	(7)	(1,706,296)	1,706,303	—	—	—
Exercise of stock options	2,793,752	280	4,744,155	—	—	—	4,744,435
Unrealized loss on investments	—	—	—	—	(463,457)	—	(463,457)
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,375,779	—	—	—	95,376,469
Reduction of estimated offering costs	—	—	400,000	—	—	—	400,000
Net proceeds from issuance of newly registered shares of common stock	9,900,000	990	170,546,726	—	—	—	170,547,716
Issuance of common stock for bonus awards and under an employment agreement	16,609	1	223,770	(2,172)	—	—	221,599
Deferred compensation resulting from grant of stock options	—	—	24,268,613	(24,268,613)	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(347,382)	3,451,714	—	—	3,104,332
Amortization of deferred compensation	—	—	—	19,172,470	—	—	19,172,470
Net loss	—	—	—	—	—	(249,966,500)	(249,966,500)

Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY—Continued

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006 and 2007

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gain (loss) on available for sale securities	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917
Payments on notes granted to employees for stock options	—	—	15,742	—	—	—	15,742
Interest receivable converted to principal on employee notes	—	—	(3,136)	—	—	—	(3,136)
Exercise of stock options	26,017	3	133,195	—	—	—	133,198
Unrealized gain on investments	—	—	—	—	165,997	—	165,997
Amortization of deferred compensation	—	—	—	18,202	—	—	18,202
Net loss	—	—	—	—	—	(56,796,630)	(56,796,630)

Balance, December 31, 2005	39,106,362	3,911	373,751,232	(1,263)	(297,460)	(306,763,130)	66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under SFAS 123R	—	—	8,671,724	—	—	—	8,671,724
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	103,652	—	—	—	103,652
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,063,181	106	12,366,024	—	—	—	12,366,130
Restricted stock issued	80,000	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	292,897	—	292,897
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(69,738,378)	(69,738,378)

Balance, December 31, 2006	45,999,543	4,592	529,682,107	—	(4,563)	(376,501,508)	153,180,628
Compensation expense under SFAS 123R	16,487	10	7,158,474	—	—	—	7,158,484
Payments on notes granted to employees for stock options	—	—	6,681	—	—	—	6,681
Exercise of stock options	10,973	1	46,305	—	—	—	46,306
Unrealized gain on investments	—	—	—	—	404,354	—	404,354
Net loss	—	—	—	—	—	(48,442,975)	(48,442,975)

Balance, December 31, 2007	46,027,003	$4,603	$536,893,567	$—	$399,791	$(424,944,483)	$112,353,478

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005, and for the period from

August 9, 1993 (inception) to December 31, 2007

	Year ended December 31,			Period from August 9, 1993 (inception) to December 31, 2007
	2007	2006	2005
Net cash flows from operating activities:
Net loss	$(48,442,975)	$(69,738,378)	$(56,796,630)	$(424,944,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	7,112,957	8,554,691	18,202	38,184,252
Deferred licensing fees and rent	(4,627,556)	(4,329,164)	(4,329,203)	(24,902,096)
Value attributed to issuance of warrants	—	—	—	60,000
Depreciation expense	2,359,318	2,594,786	2,690,082	15,243,255
Non-cash proceeds from the trade of equipment	—	—	—	120,000
Gain on the sale of equipment	—	—	(22,471)	(42,698)
Issuance of common stock for technology license agreements	—	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from agreements	1,687,365	(64,540)	149,042	(1,592,009)
Prepaid expenses and other current assets	537,141	(2,038,759)	90,502	(3,953,809)
Other assets	77,828	54,250	(197,003)	(164,925)
Accounts payable	(1,787,707)	(690,595)	249,887	874,994
Accrued expenses	(6,839,094)	1,814,904	(320,825)	6,371,217
Deferred licensing fees	31,873,346	—	—	83,613,346

Net cash used in operating activities	(18,049,377)	(63,842,805)	(58,468,417)	(311,076,700)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(780,481)	(1,419,810)	(1,117,035)	(20,920,393)
Proceeds from the sale of equipment	—	—	25,245	169,518
Purchases of short-term investments	(161,926,190)	(342,644,234)	(73,230,372)	(1,355,852,534)
Maturities/sales of short-term investments	193,000,000	262,000,000	127,438,457	1,204,638,630

Net cash provided by (used in) investing activities	30,293,329	(82,064,044)	53,116,295	(171,964,779)

Net cash flows from financing activities:
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	—	600,000
Net proceeds from issuance of restricted common stock and exercise of common stock options	46,313	12,366,130	133,198	16,239,332
Proceeds from notes payable—related parties	—	—	—	1,000,000
Proceeds from notes payable	—	—	—	1,832,474
Payment of notes payable	—	—	—	(1,832,474)
Proceeds received on notes receivable	6,681	35,809	15,742	1,032,183
Interest receivable converted to principal on notes	—	(766)	(3,136)	(135,761)
Net proceeds from issuance of common stock	—	135,055,435	—	401,379,620

Net cash provided by financing activities	52,994	147,456,608	145,804	498,617,283

Net increase (decrease) in cash and cash equivalents	12,296,946	1,549,759	(5,206,318)	15,575,804
Cash and cash equivalents at beginning of period	3,278,858	1,729,099	6,935,417	—

Cash and cash equivalents at end of period	$15,575,804	$3,278,858	$1,729,099	$15,575,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$15,828	$240,438
Cash received from sale of research and development tax credits	142,938	551,158	—	694,096

Supplemental disclosure of non-cash financing activities:
Unrealized gain on available for sale securities	$404,354	$292,897	$165,997	$399,791
Purchases of equipment in accounts payable	387,240	—	—	387,240
Issuance of common stock for technology license agreements or for services	—	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	—	1,019,787

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg in multiple indications. The Company’s New Drug Application (“NDA”) for Entereg for the proposed indication of acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis, is currently pending with the Food and Drug Administration (“FDA”). The Company is also developing a product that combines alvimopan with an opioid analgesic. In addition, the Company is collaborating with Pfizer Inc (“Pfizer”) for the development and commercialization of delta opioid agonists, one in phase 2a clinical testing and one in phase 1 clinical testing. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration agreements with Glaxo and Pfizer. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through December 31, 2007 aggregated approximately $424.9 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg.

2.	BASIS OF ACCOUNTING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The carrying amount of cash equivalents approximates its fair value due to its short-term nature. The Company has $15.6 million in short-term money market accounts as of December 31, 2007.

Short-term Investments

The Company’s entire portfolio of short-term investments is currently classified as available for sale and is stated at fair value as determined by quoted market values. Investments are held in United States Treasury obligations. All investments are short-term and are classified as current assets. Changes in net unrealized gains and losses are included as a separate component of stockholders’ equity and comprehensive loss. For purposes of determining realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any other-than-temporary losses.

Concentration of Credit Risk

The Company invests its excess cash in accordance with a policy objective that seeks both liquidity and safety of principal. The policy limits investments to instruments issued by the U.S. government and commercial

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

institutions with strong investment grade credit ratings and places restrictions on maturity terms and concentrations by type and issuer.

Equipment and Leasehold Improvements

Purchases of equipment (consisting of computer, office and laboratory equipment), furniture and fixtures and leasehold improvements are recorded at cost. Depreciation and amortization is provided using the straight- line method over the estimated useful lives of the assets, generally three to seven years, or the lease term, whichever is shorter. Expenditures for repairs and maintenance are charged to expense as incurred.

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

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas, or by location, and does not have separately reportable segments.

Net Loss per Share

Net loss per share is computed by dividing the net loss allocable to common stockholders by the weighted average number of shares of common stock outstanding. Net loss allocable to common stockholders is calculated as the net loss plus preferred dividends accrued for the respective period, whether or not declared, plus the beneficial conversion feature, if any, on mandatorily redeemable convertible preferred stock. In computing the basic and diluted net loss per share allocable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U. S. generally accepted accounting principles require management to make estimates and assumptions that affect the amounts reported in its financial statements and accompanying notes. The estimates made are principally in the areas of contract revenue recognition and research and development expense accrual. Actual results could differ materially from those estimates.

Stock-Based Compensation

The Company has two stock-based compensation plans (the “Plans”) under which options have typically been granted with an exercise price equal to fair market value of the Company’s common stock on the date of grant. Options granted under the Plans vest at such dates as are determined in connection with their issuance and expire not more than ten years from the date of grant. Upon share option exercise, new shares of the Company’s common stock are issued.

Effective January 1, 2006, the Company adopted the fair value measurement and recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective basis transition method. Under this method, stock-based compensation expense recognized in 2006 and 2007 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated using the Black-Scholes option pricing model. The Company generally recognizes compensation expense for awards granted after December 31, 2005 on a straight-line basis over the requisite service period.

Certain of the Company’s share-based payment arrangements are outside the scope of SFAS 123R and are subject to Emerging Issues Task Force (“EITF”) Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, which requires vested stock options held by certain non-employee consultants to be accounted for as liability awards. Upon the adoption of SFAS 123R, the fair value of these vested and unexercised awards was estimated using the Black-Scholes option pricing model and $0.3 million was reclassified from equity to a liability as of January 1, 2006. The fair value of these awards are remeasured at each financial statement date until the awards are settled or expire. During the

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

years ended December 31, 2007 and 2006, approximately $45,500 and $118,000 of income was recorded based on the remeasurement of these options, respectively. As of December 31, 2007, stock options to acquire 28,000 shares of common stock held by non-employee consultants remained unexercised and a liability of approximately $33,000 is included in other liabilities in the accompanying balance sheet.

As a result of adopting SFAS 123R on January 1, 2006, and the impact of EITF Issue 00-19, the Company’s net loss for the years ended December 31, 2007 and 2006 increased by approximately $7.1 million and $8.6 million, respectively, as compared to if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), the Company’s previously adopted standard for such matters.

The following table summarizes the total stock-based compensation expense resulting from stock options included in the Statement of Operations.

	Year ended December 31, 2007	Year ended December 31, 2006
Selling, general and administrative	$3,780,745	$5,784,623
Research and development	3,332,212	2,768,805

Total stock-based compensation expense	$7,112,957	$8,553,428

Prior to January 1, 2006, the Company accounted for the Plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

The following table illustrates the effect on the net loss and the net loss per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods:

Year ended December 31, 2005
Net loss, as reported	$(56,796,630)
Add: Stock-based employee compensation expense included in reported net loss	18,202
Deduct: Total stock-based employee compensation expense determined under fair value based method	(7,055,750)

Pro forma net loss	$(63,834,178)

Net loss per share:
Basic and diluted—as reported	$(1.45)

Basic and diluted—pro forma	$(1.63)

Expected volatility for the expected life of the option is based upon historical volatility and the expected life is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the period equal to the expected term of the options.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company in 2007 and did not have any impact on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have any impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (non-financial instruments deferred under SFAS 159 to fiscal years beginning after November 15, 2008), provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating the potential impact of SFAS 159 on its results of operations and financial condition.

In June 2007, the FASB issued EITF Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, which applies to companies involved in research and development activities that make non-refundable down payments for goods that will be used or for services that will be performed on future research and development. EITF Issue 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and recognized as an expense as goods are delivered or the related services are performed. EITF Issue 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue 07-3 to have a material impact on its results of operations and financial position.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

In December 2007, the FASB issued EITF Issue 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangements and clarifies, among other things, how to determine whether a collaborative agreement is within the scope of this issue. EITF Issue 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue 07-1 to have a material impact on its results of operations and financial position.

3.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months at December 31, 2007 and 2006, and all such investments have maturities of less than one year. All investments are classified as “available for sale.”

The following summarizes the short-term investments at December 31, 2007 and 2006:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
US Government obligations at December 31, 2007	$151,213,904	$419,412	$(19,621)	$151,613,695

US Government obligations at December 31, 2006	$182,287,714	$55,186	$(59,749)	$182,283,151

4.	CONTRACT REVENUES

Contract revenues consist of the following:

	Year Ended December 31,
	2007	2006	2005
Cost reimbursement under collaborative agreement	$4,654,962	$8,533,750	$7,322,200
Co-promotion revenue	—	2,387,025	4,230,000
Amortization of upfront license fees	4,465,029	4,166,636	4,166,676

Total revenue	$9,119,991	$15,087,411	$15,718,876

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg® for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee is reflected in deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which estimated performance period was extended by two years to March 2016 based on the second approvable letter from the FDA received in November 2006. Revenue related thereto of approximately $3.3 million, $4.2 million and $4.2 million was recognized in each of the years ended December 31, 2007, 2006 and 2005, respectively.

External expenses for research and development and marketing activities incurred in the United States by each Company are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

amounts owed to the Company by Glaxo are recorded gross on the statements of operations as contract revenues. The Company recorded contract revenues of approximately $4.5 million, $8.5 million and $7.3 million, respectively, in the years ended December 31, 2007, 2006 and 2005 under this arrangement. As of December 31, 2007 and 2006, approximately $1.6 million and $2.8 million, respectively, were receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

The Company had established a hospital-focused sales force under a co-promotion agreement with Glaxo to co-promote Glaxo’s anti-thrombotic agent, Arixtra. Under the terms of the co-promotion agreement, Glaxo provided payments to the Company at a contractual rate for the Company’s sales representatives deployed on Arixtra. The Company recognized co-promotion revenue of approximately $2.4 million and $4.2 million, respectively, in the year ended December 31, 2006 and 2005 related thereto. The Company also had a $0.5 million receivable from Glaxo at December 31, 2006 related thereto. The co-promotion agreement with Glaxo terminated effective December 31, 2006 and the Company eliminated the sales force in December 2006 (Note 13).

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by the Company or for safety related reasons as defined in the collaboration agreement. Glaxo’s rights to terminate the acute-care indications or the chronic-care indications are generally triggered by failure to achieve certain milestones within certain timeframes, adverse product developments or adverse regulatory events. For example, because the post operative ileus (“POI”) product was not commercially sold as of December 31, 2005, Glaxo now possesses the right to terminate the collaboration agreement with respect to the POI product and the opioid bowel dysfunction chronic product.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747, proprietary delta opioid receptor agaonist compounds for the treatment of pain. Under the terms of the agreement, Pfizer paid the Company an upfront payment of $30.0 million and reimbursement of $1.9 million for Phase 2 development costs incurred prior to entering into the collaboration agreement. The $31.9 million upfront fee is reflected in deferred licensing fees in the accompanying balance sheet at December 31, 2007 and is expected to be recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. The estimated performance period is expected to be 2.25 years (February 2010). Revenue related thereto of approximately $1.2 million was recognized in the year ended December 31, 2007.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded contract revenues of approximately $0.1 million in the year ended December 31, 2007. As of December 31, 2007, approximately $30,000 was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

5.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 31,
	2007	2006
Laboratory, computer and office equipment	$11,979,336	$11,252,428
Furniture, fixtures and leasehold improvements	7,366,679	7,263,464

	19,346,015	18,515,892
Less accumulated depreciation and amortization	(13,569,605)	(11,493,398)

	$5,776,410	$7,022,494

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
Clinical development costs	$156,045	$601,683
Manufacturing costs	308,140	1,249,186
Consulting and other costs	2,876,117	2,742,378
Collaboration agreement expenses	71,932	2,669,966
Professional fees	587,367	408,593
Personnel related costs	2,689,807	3,035,316
Restructuring costs (Note 13)	14,562	2,503,189

	$6,703,970	$13,210,311

7.	COMMON STOCK AND SHARE-BASED PAYMENTS

Common Stock Sale

In 2006, the Company sold 5,750,000 shares of common stock at $25.00 per share. The proceeds of the offering were approximately $135.1 million, net of offering costs.

Shareholder Rights Plan

The Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) in February 2001. Under the Plan, preferred stock purchase rights (each, a “Right”) were distributed as a dividend at the rate of one Right for each share of common stock outstanding as of the close of business on February 20, 2001, and automatically attach to shares issued thereafter. Each Right entitles the holder to purchase one ten-thousandth of a share of newly created Series A Junior Participating preferred stock of the Company at an exercise price of $155.00 (the “Exercise Price”) per Right. In general, the Rights will be exercisable if a person or group (“Acquiring Person”) becomes the beneficial owner of 15% or more of the outstanding common stock of the Company or announces a tender offer for 15% or more of the common stock of the Company. When the Rights become exercisable, a holder, other than the Acquiring Person, will have the right to receive, upon exercise, common stock having a value equal to two times the Exercise Price of the Right. The Board of Directors will in general be entitled to redeem the Rights for $.0001 per Right at any time prior to the occurrence of the stock acquisition events described above. If not redeemed, the Rights will expire on February 19, 2011.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

Standstill Arrangements

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

The Pfizer license and collaboration agreement generally provides that for a period lasting until the earlier of (a) a number of years as defined in the agreement and (b) a period of time following the effective date of termination, Pfizer will not directly or indirectly, and will not encourage others to (i) acquire, or agree to acquire securities of the Company, (ii) make, or in any way participate in, any solicitation of proxies to vote the Company’s common stock and (iii) acquire or agree to acquire any of the assets, tangible or intangible, of the Company. The agreement sets forth circumstances under which Pfizer may acquire securities of the Company or be released from the standstill arrangement.

Stock Options

The Company’s 1994 Amended and Restated Equity Compensation Plan, as amended (the “1994 Plan”), and 2003 Stock-Based Incentive Compensation Plan (the “2003 Plan”), together known as the Plans, allow for the granting of incentive and nonqualified stock options to employees, directors, consultants and contractors to purchase an aggregate of 11,350,000 shares of the Company’s common stock. The options are exercisable generally for a period of seven to ten years from the date of grant and vest over terms ranging from immediately to four years. There were 824,332 and 934,265 options available for future grant under the 1994 Plan and 2003 Plan, respectively, as of December 31, 2007. The Company has reserved approximately 7,400,000 shares of common stock for the exercise of stock options.

The following table summarizes employee stock option activity for the year ended December 31, 2007:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	4,242,085	$13.82
Granted	2,105,819	5.62
Exercised	(10,973)	4.22
Forfeited	(542,342)	9.90
Cancelled	(468,221)	14.19

Outstanding at December 31, 2007	5,326,368	$10.96	7.2	$1,107,335

Exercisable at December 31, 2007	3,155,886	$13.12	6.0	$426,704

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

The weighted-average grant date fair value of the options issued in 2007, 2006 and 2005 was $3.61, $9.31 and $5.19, respectively.

The fair value of stock options granted to employees was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected dividend yield	—	—	—
Expected stock price volatility	76.6%	67.5%	68.3%
Risk-free interest rate	4.73%	4.52%	3.93%
Expected life (in years)	5.0	6.0	4.0

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on December 31, 2007. Intrinsic value is determined by calculating the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of options. The total intrinsic value of options exercised during the year ended December 31, 2007 was $20,000. The total number of in-the-money options exercisable as of December 31, 2007 was 357,454. As of December 31, 2007, total unrecognized compensation cost related to unvested stock options and deferred stock awards was approximately $12.0 million, which will be amortized over the weighted average remaining service period of 2.6 years.

A summary of options outstanding and exercisable by price range at December 31, 2007, is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of options	Weighted average remaining option life	Weighted average exercise price (per share)	Number of shares	Weighted average exercise price (per share)
$ 0.00— 2.79	73,336	2.17	$2.33	73,336	$2.33
$ 2.80— 5.59	1,105,410	8.98	$3.75	284,118	$3.69
$ 5.60— 8.39	1,176,907	8.83	$7.78	317,480	$7.78
$ 8.40—11.19	779,306	5.99	$9.76	628,533	$9.77
$11.20—13.99	491,941	5.38	$12.96	471,808	$13.02
$14.00—16.79	879,935	6.32	$15.01	649,093	$15.12
$16.80—19.59	102,216	5.23	$18.54	101,131	$18.55
$19.60—22.39	482,944	5.34	$21.16	475,221	$21.16
$22.40—25.19	202,373	8.33	$23.59	132,626	$23.43
$25.20—27.99	32,000	8.37	$26.40	22,540	$26.00

	5,326,368		$10.96	3,155,886	$13.12

During the years ended December 31, 2004, 2003 and 2001, the Company granted options to non-employees to acquire 59,966, 4,000 and 20,000 shares of common stock, respectively, for which deferred compensation of $365,000, $24,627 and $294,000 was recorded in 2004, 2003 and 2001, respectively, based on fair value as determined using a Black-Scholes option pricing model. The deferred compensation was amortized to expense over the vesting periods of the options. The amount of amortization for option grants to non-employees is subject to change each reporting period based upon changes in the fair value of the Company’s common stock, estimated volatility and the risk free interest rate until the non-employee completes his or her performance under the option agreement. Compensation expense during the years ended December 31, 2007, 2006 and 2005, relating to these option grants was approximately $0, $1,000, and $18,000, respectively.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

The Company granted 80,000 deferred stock awards to employees in 2006. Of this amount, 75,000 deferred stock awards vest upon meeting certain performance conditions (FDA approvals). The fair value of these deferred stock awards will be charged to expense upon obtaining such approvals. The remaining 5,000 deferred stock awards, with a fair value of $120,150, will be charged to expense over the three-year vesting period. The Company granted 342,056 deferred stock awards in 2007. The deferred stock awards entitle the employee to receive shares of Company stock upon the earlier of the approval of Entereg for POI or the eighteen-month anniversary (three-year anniversary for Vice Presidents and above) of the award date. In addition, non-employee directors received 16,487 shares of stock on May 16, 2007. The following table summarizes deferred stock awards for the year ended December 31, 2007:

Deferred Stock Awards
Outstanding at January 1, 2007	80,000
Granted	342,056
Exercised	(16,487)
Cancelled	(58,523)

Outstanding at December 31, 2007	347,046

In January 2008, the Company granted 866,260 stock options and 154,169 deferred stock awards to employees.

8.	LICENSE AND RESEARCH AGREEMENTS

In November 1996, Roberts Laboratories Inc. (“Roberts”) licensed from Eli Lilly and Company (“Eli Lilly”) certain intellectual property rights relating to Entereg. In June 1998, the Company entered into an Option and License Agreement with Roberts under which the Company licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg. The Company has made license and milestone payments under this agreement totaling $1.6 million. If Entereg receives regulatory approval, the Company is obligated to make a milestone payment of $900,000 under this agreement, as well as royalties on commercial sales of Entereg. The Company’s license to Entereg expires on the later of either the date of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996.

In August 2002, the Company entered into a separate exclusive license agreement with Eli Lilly under which the Company obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. The Company paid Eli Lilly $4.0 million upon signing the agreement and is subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, the Company also paid Eli Lilly $4.0 million upon acceptance for review of the Company’s NDA by the FDA, which payment was made in the third quarter of 2004.

In July 2003, the Company entered into a license agreement with EpiCept Corporation (“EpiCept”) under which the Company licensed exclusive rights to develop and commercialize in North America a sterile lidocaine patch which was being developed for management of post operative incisional pain. The Company made a $2.5 million payment to EpiCept upon execution of the agreement and a $0.5 million payment to EpiCept in September 2005. The Company terminated the EpiCept license in the fourth quarter 2006.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

The Company charges to expense research and development milestone payments that are required to be made upon the occurrence of future events prior to receipt of applicable regulatory approval.

9.	INCOME TAXES

No federal and state taxes are payable as of December 31, 2007 and 2006.

As of December 31, 2007, the Company had approximately $295.9 million of Federal and $290.8 million of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and Pennsylvania net operating loss carryforwards will expire as follows:

	Federal	State
2008	$—	$3,519,000
2009	33,000	3,938,000
2010	482,000	6,780,000
2011	1,079,000	12,151,000
2012	1,867,000	20,032,000
2013	—	14,546,000
2014	—	57,704,000
Thereafter	292,487,000	172,108,000

	$295,948,000	$290,778,000

Federal and state net operating loss carryforwards described above do not reflect a portion of the benefit related to certain stock option exercises as prescribed by SFAS 123R. The utilization of the state net operating loss carryforwards is subject to an annual limitation. At December 31, 2007, the Company also has approximately $9.7 million of Federal and $0.7 million of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

Significant components of the Company’s deferred tax assets and liabilities are shown below. At December 31, 2007, a valuation allowance of approximately $176.9 million has been recognized to offset the deferred tax asset. A valuation allowance to reduce the deferred tax asset is required if, based on weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of the Company’s deferred tax asset is dependent upon generating future taxable income and given the uncertainty of future profitability, management has determined that a valuation allowance is necessary. The change in the deferred tax asset valuation allowance in 2007 and 2006 was approximately $19.9 million and $28.9 million, respectively, and such change reduced the statutory Federal tax benefit at a rate of 35% to no tax benefit or provision in the statement of operations.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

	2007	2006
Deferred tax assets:
Net operating losses	$122,463,000	$112,298,000
Capitalized research and development costs	16,134,000	20,706,000
Tax credit carryforwards	10,180,000	8,905,000
Deferred revenue	24,416,000	13,056,000
Accrued expenses and other	3,870,000	2,278,000

Total deferred tax assets	177,063,000	157,243,000
Less valuation allowance	(176,897,000)	(157,007,000)

Net deferred tax assets	166,000	236,000
Deferred tax liability	(166,000)	(236,000)

Net deferred tax	$—	$—

In addition, other income of approximately $0.1 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively, represents cash received from the sale of certain Pennsylvania research and development tax credits.

10.	COMMITMENTS

Future minimum lease payments under non-cancelable operating leases for equipment and office and laboratory space are as follows:

Year ending December 31,
2008	$1,253,000
2009	1,264,000
2010	1,231,000
2011	1,219,000
2012	1,219,000
2013 and beyond	712,000

$6,898,000

Rent expense was approximately $1.0 million, $1.0 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. In December 2002, the Company signed a ten-year lease agreement for office and laboratory space. The lease includes a renewal option for two consecutive additional five-year periods and the Company has a purchase option exercisable at the fifth and tenth year of the lease term.

Glaxo Collaboration Agreement

Under the terms of the Glaxo agreement, the Company will partially reimburse Glaxo for third-party expenses incurred by Glaxo in the development of Entereg for certain indications in the United States, pursuant to an agreed upon development plan and budget. The Company also expects to incur certain expenses in the development of Entereg, pursuant to an agreed upon development plan and budget, for certain other indications in the United States, a portion of which are reimbursable to the Company by Glaxo. The Company will record these expenses as incurred.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

Pfizer Collaboration Agreement

Under the terms of the Pfizer agreement, the Company will partially reimburse Pfizer for third-party expenses incurred by Pfizer in the development of certain delta compounds in support of regulatory filings in the United States, pursuant to an agreed upon development plan and budget. The Company also expects to incur expenses in the development of certain delta compounds, pursuant to an agreed upon development plan and budget, a portion of which are reimbursable to the Company by Pfizer. The Company expects to record these expenses as incurred.

Other Service Agreements

The Company has entered into various agreements for services with third-party vendors, including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services. The Company accrues the costs of these agreements based on estimates of work completed to date. The Company estimates that approximately $10.9 million will be payable in future periods under arrangements in place at December 31, 2007. Of this amount, approximately $2.5 million has been accrued for work estimated to have been completed as of December 31, 2007, and approximately $8.4 million relates to future performance under these arrangements.

License and Research Agreements

With regard to our lead product, Entereg, we have commitments to Roberts and Eli Lilly. In November 1996, Roberts licensed from Eli Lilly certain intellectual property rights relating to Entereg. In June 1998, we entered into an option and license agreement with Roberts under which we licensed from Roberts the rights Roberts had licensed from Eli Lilly for Entereg. We have made license and milestone payments under this agreement totaling $1.6 million. If Entereg receives regulatory approval, we are obligated to make an additional milestone payment of $0.9 million under this agreement, as well as royalties on commercial sales of Entereg. Our license to Entereg expires on the later of either the date of the last to expire of the licensed Eli Lilly patents or fifteen years from November 5, 1996.

In August 2002, we entered into a separate license agreement with Eli Lilly under which we obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. We paid Eli Lilly $4.0 million upon signing the agreement and are subject to additional clinical and regulatory milestone payments and royalty payments to Eli Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, we also paid Eli Lilly $4.0 million upon acceptance for review of our NDA by the FDA, which payment was made in the third quarter of 2004.

11.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, in connection with the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the district court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

On August 2, 2004, two shareholder derivative lawsuits were filed in the United States District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for Entereg. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, the Company filed a motion challenging the standing of the Derivative Plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to the Company’s and the directors’ and officers’ motions on January 27, 2005. The Company and the directors and officers filed reply briefs on February 18, 2005.

The Company has not accrued any amount in the financial statements as of December 31, 2007 for these matters.

12.	401(k) PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (the “401(k) Plan”) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 100% of their salary, not to exceed the limits established by the Internal Revenue Code. All contributions made by participants into the participant’s account vest immediately. In 2007, 2006 and 2005, the Company made contributions to the 401(k) Plan of approximately $0.2 million, $0.3 million and $0.3 million, respectively. The Company’s common stock is not and never has been an investment option for 401(k) Plan participants.

13.	RESTRUCTURING CHARGE

On December 14, 2006, the Company announced that it had disbanded its sales force of approximately 35 people and made other selected reductions to the Company’s work force. This reduction was due to the November 2006 FDA approvable letter and subsequent delay to possible market entry for the Company’s lead product, Entereg.

The reduction in the Company’s work force resulted in a severance charge of approximately $2.5 million, of which none was paid in 2006. Substantially all of the accrued severance balance at December 31, 2006 of $2.5 million (see Note 6) was paid out in 2007. The severance charge is included in research and development and marketing, general and administrative expense in the statements of operations. The accrued severance balance at December 31, 2007 was approximately $15,000.

ADOLOR CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(continued)

14.	UNAUDITED QUARTERLY INFORMATION

The table below summarizes the unaudited results of operations for each quarter of 2007 and 2006:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Fiscal 2007
Revenue	$1,821	$1,806	$1,820	$3,673
Net loss	(13,208)	(11,595)	(13,539)	(10,101)
Basic and diluted net loss per share	(0.29)	(0.25)	(0.29)	(0.22)
Fiscal 2006
Revenue	$2,569	$2,958	$5,275	$4,285
Net loss	(17,445)	(15,705)	(18,173)	(18,415)
Basic and diluted net loss per share	(0.42)	(0.35)	(0.40)	(0.40)