Form 10-Q
period 2008-03-31
ADOLOR CORP
filed 2008-04-28
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of April 16, 2008: 46,028,332 shares.

ADOLOR CORPORATION

FORM 10-Q

March 31, 2008

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Statements of Operations for the three months ended March 31, 2008 and 2007, and the period from August 9, 1993 (inception) to March 31, 2008	4

	Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2004, for the years ended December 31, 2005, 2006 and 2007, and the three months ended March 31, 2008	5

	Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and the period from August 9, 1993 (inception) to March 31, 2008	8

	Notes to Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	23

ITEM 6.	Exhibits	35

	Signatures	36

ADOLOR CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,052,151	$15,575,804
Short-term investments	143,162,480	151,613,695
Accounts receivable from agreements	1,848,407	1,592,009
Prepaid expenses and other current assets	3,926,635	3,953,809

Total current assets	160,989,673	172,735,317
Equipment and leasehold improvements, net	5,273,716	5,776,410
Other assets	151,150	164,925

Total assets	$166,414,539	$178,676,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,193,407	$874,994
Accrued expenses	5,593,796	6,703,970
Deferred licensing fees and rent – current	17,612,990	17,612,990

Total current liabilities	24,400,193	25,191,954
Deferred licensing fees and rent – non-current	36,695,012	41,098,260
Other liabilities	28,800	32,960

Total liabilities	61,124,005	66,323,174

Commitments and contingencies
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,028,332 and 46,027,003 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	4,603	4,603
Additional paid-in capital	538,449,100	536,893,567
Unrealized gains on available for sale securities	836,873	399,791
Deficit accumulated during the development stage	(434,000,042)	(424,944,483)

Total stockholders’ equity	105,290,534	112,353,478

Total liabilities and stockholders’ equity	$166,414,539	$178,676,652

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Operations

Three months ended March 31, 2008 and 2007, and the period from August 9, 1993

(inception) to March 31, 2008

(Unaudited)

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31, 2008
	2008	2007
Contract revenues	$6,211,024	$1,821,003	$122,406,594

Operating expenses incurred during the development stage:
Research and development	11,421,072	11,573,017	412,413,011
Marketing, general and administrative	5,548,530	5,817,302	187,176,300

Total operating expenses	16,969,602	17,390,319	599,589,311

Loss from operations	(10,758,578)	(15,569,316)	(477,182,717)
Interest income	1,706,185	2,222,675	42,876,229
Other (expense) income, net	(3,166)	138,190	306,446

Net loss	(9,055,559)	(13,208,451)	(434,000,042)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	48,905,779

Net loss allocable to common stockholders	$(9,055,559)	$(13,208,451)	$(493,452,135)

Basic and diluted net loss per share	$(0.20)	$(0.29)

Shares used in computing basic and diluted net loss per share	45,948,066	45,920,368

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006 and 2007, and the three months ended March 31, 2008

(Unaudited)

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	973,951	—	—	—	973,951
Interest receivable converted to principal on employee notes	—	—	(131,859)	—	—	—	(131,859)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(71,247)	(7)	(1,706,296)	1,706,303	—	—	—
Exercise of stock options	2,793,752	280	4,744,155	—	—	—	4,744,435
Unrealized loss on investments	—	—	—	—	(463,457)	—	(463,457)
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,775,779	—	—	—	95,776,469
Net proceeds from issuance of newly registered shares of common stock	9,900,000	990	170,546,726	—	—	—	170,547,716
Issuance of common stock for bonus awards	16,609	1	223,770	(2,172)	—	—	221,599
Deferred compensation resulting from grant of stock options	—	—	24,268,613	(24,268,613)	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(347,382)	3,451,714	—	—	3,104,332
Amortization of deferred compensation	—	—	—	19,172,470	—	—	19,172,470
Net loss	—	—	—	—	—	(249,966,500)	(249,966,500)

Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity—Continued

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006 and 2007, and the three months ended March 31, 2008

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

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity—Continued

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006 and 2007, and the three months ended March 31, 2008

(Unaudited)

	Common stock		Additional paid-in capital	Deferred compensation	Unrealized gains (losses) on available for sale securities	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under SFAS 123R	—	—	8,671,724	—	—	—	8,671,724
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	103,652	—	—	—	103,652
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,063,181	106	12,366,024	—	—	—	12,366,130
Restricted stock issued	80,000	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	292,897	—	292,897
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(69,738,378)	(69,738,378)

Balance, December 31, 2006	45,999,543	4,592	529,682,107	—	(4,563)	(376,501,508)	153,180,628
Compensation expense under SFAS 123R	16,487	10	7,158,474	—	—	—	7,158,484
Payments on notes granted to employees for stock options	—	—	6,681	—	—	—	6,681
Exercise of stock options	10,973	1	46,305	—	—	—	46,306
Unrealized gain on investments	—	—	—	—	404,354	—	404,354
Net loss	—	—	—	—	—	(48,442,975)	(48,442,975)

Balance, December 31, 2007	46,027,003	4,603	536,893,567	—	399,791	(424,944,483)	112,353,478
Compensation expense under SFAS 123R	—	—	1,552,023	—	—	—	1,552,023
Exercise of stock options	1,329	—	3,510	—	—	—	3,510
Unrealized gain on investments	—	—	—	—	437,082	—	437,082
Net loss	—	—	—	—	—	(9,055,559)	(9,055,559)

Balance, March 31, 2008	46,028,332	$4,603	$538,449,100	$—	$836,873	$(434,000,042)	$105,290,534

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Cash Flows Three months ended March 31, 2008 and 2007, and the period from August 9, 1993 (inception) to March 31, 2008

(Unaudited)

	Three months ended March 31,		Period from August 9, 1993 (inception) to March 31, 2008
	2008	2007
Net cash flows from operating activities:
Net loss	$(9,055,559)	$(13,208,451)	$(434,000,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	1,547,863	2,012,407	39,732,115
Deferred licensing fees and rent	(4,403,248)	(861,765)	(29,305,344)
Non-cash warrant value	—	—	60,000
Depreciation expense	569,554	617,278	15,812,809
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable from agreements	(256,398)	2,279,505	(1,848,407)
Prepaid expenses and other current assets	27,174	12,281	(3,926,635)
Other assets	13,775	119,343	(151,150)
Accounts payable	318,413	(1,298,554)	1,193,407
Accrued expenses	(722,934)	(5,582,556)	5,593,796
Deferred licensing fees and rent	—	—	83,613,346

Net cash used in operating activities	(11,961,360)	(15,910,512)	(323,092,547)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(454,100)	(385,988)	(21,320,006)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(46,611,703)	(14,195,995)	(1,402,464,237)
Maturities/sales of short-term investments	55,500,000	31,500,000	1,260,138,630

Net cash provided by (used in) investing activities	8,434,197	16,918,017	(163,476,095)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	401,379,620
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	3,510	21,001	16,242,842
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	—	6,681	1,032,183
Interest receivable converted to principal on notes	—	—	(135,761)

Net cash provided by financing activities	3,510	27,682	498,620,793

Net (decrease)/increase in cash and cash equivalents	(3,523,653)	1,035,187	12,052,151
Cash and cash equivalents at beginning of period	15,575,804	3,278,858	—

Cash and cash equivalents at end of period	$12,052,151	$4,314,045	$12,052,151

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash received from sale of Pennsylvania research and development tax credits	—	142,938	694,096
Supplemental disclosure of non-cash financing activities:
Unrealized gains (losses) on available for sale securities, net	437,082	(16,979)	836,873
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787
Change in accrued expenses related to purchases of equipment	(387,240)	—	—

The accompanying notes are an integral part of the financial statements.

Adolor Corporation

(A Development Stage Company)

Notes to Financial Statements

March 31, 2008

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the “Company”) is a development stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has a number of product candidates that are in various stages of development ranging from preclinical studies to advanced stage clinical trials. The Company’s lead product candidate, Entereg® (alvimopan), is designed to selectively block the unwanted effects of opioid analgesics on the gastrointestinal (“GI”) tract. The Company is collaborating with Glaxo Group Limited (“Glaxo”) for the global development and commercialization of Entereg in multiple indications. The Company’s New Drug Application (“NDA”) for Entereg for the proposed indication of acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis is currently pending with the Food and Drug Administration (“FDA”). The Company is also developing a product that combines alvimopan with an opioid analgesic. In addition, the Company is collaborating with Pfizer Inc. (“Pfizer”) for the development and commercialization of delta opioid agonists, with one in Phase 2a clinical testing and one in Phase 1 clinical testing. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration agreements with Glaxo and Pfizer. The Company has not generated any product sales revenues, has incurred operating losses since inception, and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through March 31, 2008 aggregated approximately $434.0 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products under development, particularly its lead product candidate, Entereg.

Interim Financial Information

The information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
	Total Carrying value as of March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$143,162,480	$143,162,480	$—	$—

Total	$143,162,480	$143,162,480	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007 provided the entity also elects to apply the provision of SFAS 157. The adoption of SFAS 159 did not have any impact on the Company’s results of operations and financial position.

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue No. 07-03”). Issue No. 07-03 requires that nonrefundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 07-03 did not have a material impact on the Company’s results of operations and financial position.

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net loss	$(9,055,559)	$(13,208,451)
Unrealized gains (losses) on available for sale securities, net	437,082	(16,979)

Comprehensive loss	$(8,618,477)	$(13,225,430)

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets as management has the ability to sell them at any time.

The following summarizes the Company’s short-term investments at March 31, 2008 and December 31, 2007:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at March 31, 2008	$142,325,607	$836,873	$0	$143,162,480

U.S. Government obligations at December 31, 2007	$151,213,904	$419,412	$(19,621)	$151,613,695

Short-term investments at March 31, 2008 and December 31, 2007 had maturities of up to twelve months.

5. CONTRACT REVENUES

Contract revenues for the three months ended March 31, 2008 and 2007 consist of the following:

	Three months ended March 31,
	2008	2007
Amortization of upfront license fees	$4,362,617	$821,134
Collaborative agreement cost reimbursement	1,848,407	999,869

Total contract revenues	$6,211,024	$1,821,003

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee is reflected in deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which estimated performance period was extended by two years to March 2016 based on the second approvable letter from the FDA received in November 2006. Revenue related thereto of approximately $0.8 million was recognized in each of the three-month periods ended March 31, 2008 and 2007, respectively.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross on the statements of operations as contract revenues. The Company recorded contract revenues of approximately $1.0 million and $1.0 million, respectively, in the three months ended March 31, 2008 and 2007 under this arrangement. As of March 31, 2008, approximately $1.0 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

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

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Under the terms of the agreement, Pfizer paid the Company an upfront payment of $30.0 million and reimbursement of $1.9 million for Phase 2 development costs incurred prior to entering into the collaboration agreement. The $31.9 million upfront fee is reflected in deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. The estimated performance period is expected to be 2.25 years (February 2010). Revenue related thereto of approximately $3.5 million was recognized in the three-month period ended March 31, 2008.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded contract revenues of approximately $0.8 million in the three-month period ended March 31, 2008. As of March 31, 2008, approximately $0.8 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

6. STOCKHOLDERS’ EQUITY

Equity-based compensation

During the three-month period ended March 31, 2008, the Company granted approximately 901,000 common stock options to employees. The employee stock options vest monthly over a four-year period beginning from the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The fair value of the options granted during the three-month period ended March 31, 2008 was $2.6 million, and such amount will be amortized over the applicable service period. For the three months ended March 31, 2008, compensation expense recognized related to all outstanding common stock options was $1.4 million.

During the three-month period ended March 31, 2008, the Company granted 154,000 deferred stock awards to employees. The deferred stock awards entitle the employee to receive shares of Company common stock upon the approval of Entereg for POI by the FDA. The fair value of the deferred stock awards granted during the three-month period was $0.7 million. For the three-month period ended March 31, 2008, compensation expense related to other common stock awards issued in 2007 was $0.2 million.

7. RESTRUCTURING CHARGE

On December 14, 2006, the Company announced that it had disbanded its sales force of 35 people and had made other selected reductions to the Company’s work force. This reduction was due to the November 2006 FDA approvable letter and subsequent delay to possible market entry for the Company’s lead product, Entereg.

The reduction in the Company’s work force resulted in a severance charge of $2.5 million, of which none was paid in 2006. Approximately $2.5 million was paid out during the year ended December 31, 2007. The accrued severance balance at December 31, 2007 was approximately $15,000, which was paid out during the three months ended March 31, 2008.

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

The Company has not accrued any amount in the financial statements as of March 31, 2008 for these matters.

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

POI Development Program

Regulatory Overview

        Our pending NDA with the FDA for Entereg is for the proposed indication of acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. The PDUFA date for that application has been extended from February 10, 2008 to May 10, 2008. On January 23, 2008, the FDA’s Gastrointestinal Drug Advisory Committee (“GIDAC” or the “Committee”) met to review Entereg for that proposed indication. The recommendations of the Committee are not binding on the FDA, but are considered by the FDA as it completes its review of the pending NDA. The Committee voted 9-6 that the overall benefits of treatment with Entereg outweighed potential risks for our proposed indication for short-term, in-hospital use. The Committee voted 13-0 with two abstentions that the efficacy results from the submitted studies in POI were clinically meaningful. The Committee voted 8-6 with one abstention that based on the currently available cardiovascular events data observed in the long-term (12 month) safety study in patients with OBD, Study 014, there were concerns for the use of alvimopan 12 mg capsules in the short-term proposed indication. The GIDAC also voted 14-0 with one abstention that our proposed risk management plan was not adequate to address potential risks. We submitted a revised risk management program to the FDA in February 2008.

We originally filed an NDA for Entereg 12 mg capsules for the management of POI in June 2004, which included four Phase 3 clinical studies (Study 302, 308, 313 and 306). An additional Phase 3 clinical study conducted in Europe, Australia, and New Zealand by Glaxo evaluating Entereg in POI (Study 001) was submitted to the FDA in April 2005. In July 2005, we received our first approvable letter from the FDA for this pending NDA. In May 2006, we submitted a complete response to the July 2005 approvable letter which included results from an additional clinical study in POI, Study 314. Following review of this complete response, the FDA issued a second approvable letter in November 2006. In August 2007, we submitted a complete response to the November 2006 approvable letter, which included data from a long-term (12-month) safety study conducted in patients with OBD, Study 014, and a risk management plan. In January 2008, the FDA reviewed the safety and efficacy of Entereg for the proposed indication with the GIDAC. The current PDUFA date for this pending NDA is May 10, 2008. There can be no assurance that the FDA will approve the pending NDA for Entereg at the May 10, 2008 PDUFA date or ever.

In April 2007, we announced the results from Study 014, a Phase 3 long-term safety study of alvimopan (Entereg) in patients taking opioids for chronic non-cancer pain and experiencing OBD, and the impact those results have on the current development program. Results from Study 014 showed numerically more myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), the incidence of malignant neoplasms, and an increase in the incidence of fractures reported in patients receiving Entereg, compared to placebo. At that time, Glaxo put the OBD development program on-hold and withdrew the protocol for an additional Phase 3 safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, and we stopped Study 228, a study of our product candidate that combines alvimopan and an opioid analgesic. In June 2007, the FDA placed the alvimopan Investigational New Drug Applications (“INDs”) on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume. We and Glaxo currently have no studies ongoing with alvimopan. Our request for removal of the clinical hold is currently pending. There can be no assurance the FDA will lift the clinical hold on the alvimopan INDs.

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

Combination Product Program

We have been developing an analgesic product candidate that combines alvimopan and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects. During the second quarter of 2006, we commenced a Phase 2 dose ranging study in which alvimopan was co-administered with hydrocodone/APAP, Study 228. Based on the data from Study 014, we suspended enrollment in Study 228 in rotator cuff surgery patients. During the second quarter of 2007, we discontinued Study 228.

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

Study 33CL231. Study 33CL231 is a randomized double-blind active and placebo controlled parallel group study of ADL5859 being conducted to explore the analgesic efficacy of ADL5859 in treating pain associated with diabetic peripheral neuropathy. Study 33CL231 is expected to enroll approximately 210 subjects. Under the protocol, following a seven-day baseline period, subjects are to be randomized to receive a four-week treatment of either placebo, ADL5859, or an active control, duloxetine. The primary measure of efficacy for the study is the change in mean pain intensity score.

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

In our collaboration agreement with Glaxo for the POI indication for Entereg, we are required in the launch year to provide a limited number of full-time equivalent sales personnel to sell the product. We engaged a third-party contract sales organization to meet these requirements. We have a small manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for preclinical, clinical and commercial purposes. We maintain commercial supply agreements with certain of these third-party manufacturers. We presently do not maintain our own manufacturing facilities.

In June 2004, we entered into a distribution agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg and expect to supply Glaxo with bulk capsules for commercial sale of POI under a supply agreement we entered into with Glaxo in September 2004.

As we develop additional product candidates, we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Collaboration and Other Agreements with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we received and recognized $10.0 million as revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. We may receive additional milestone payments under the collaboration agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $40.0 million related to the POI indication and up to $25.0 million related to the chronic OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

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

In June 2004, we entered into a distribution agreement with Glaxo under which, upon our receipt of regulatory approvals, Glaxo will perform certain distribution and contracting services for Entereg on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg, and expect to supply Glaxo with bulk capsules for commercial sale of POI under a supply agreement that we entered into with Glaxo in September 2004.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our statements of operations as contract revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our statements of operations.

License and Collaboration Agreement with Pfizer

On December 4, 2007, we entered into an exclusive worldwide license and collaboration agreement with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the products. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development and all regulatory approvals and commercialization of the products. We retained an option to co-promote the products in the United States.

We received an upfront payment of $30.0 million from Pfizer and reimbursement of $1.9 million for Phase 2 development costs for the compounds that we had incurred prior to entering into the collaboration agreement. The agreement also provides that we may receive milestone payments of up to $155.0 million for the first compound and $77.5 million for a second compound. The milestone payments would become payable upon achievement of certain clinical, regulatory and commercial milestones defined in the agreement. The first milestone event defined is commencement of Phase 2b clinical testing. For development expenses in support of regulatory filings in the United States, the companies share external development expenses with 60% paid by Pfizer and 40% paid by us. Expenses for development activities required for regulatory filings outside the United States are the responsibility of Pfizer. Upon commercialization of products, we will share in the net profits/net losses, as defined in the agreement, in the United States with 60% paid to Pfizer and 40% paid to us, and we will be entitled to receive royalty payments for net sales (as defined in the agreement) of products outside of the United States.

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

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from amounts received under collaboration agreements. Cash, cash equivalents and short-term investments were $155.2 million at March 31, 2008 and $167.2 million at December 31, 2007, representing 93.3% and 93.6% of our total assets, respectively. The decrease was primarily due to the use of cash in the Company’s operating activities. We invest excess cash in United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2010 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net loss	$(9,055,559)	$(13,208,451)
Adjustments for non-cash operating items	(2,285,831)	1,767,920

Net cash operating loss	(11,341,390)	(11,440,531)
Net change in assets and liabilities	(619,970)	(4,469,981)

Net cash used in operating activities	$(11,961,360)	$(15,910,512)

Net cash provided by investing activities	$8,434,197	$16,918,017

Net cash provided by financing activities	$3,510	$27,682

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Overall Cash Outflows

Net operating cash outflows of $12.0 million for the three-month period ended March 31, 2008 resulted primarily from research and development expenditures associated with our product candidates, including development and manufacturing costs for Entereg and our delta programs as well as compensation costs, and marketing, general and administrative expenses. The 2008 outflows were partially offset by payments received under the Entereg and delta collaboration agreements of $1.6 million.

We expect to continue to use cash resources in 2008 to fund operating activities. We expect to continue to incur operating losses in 2008 and beyond due to continuing research and development expenses relating to our product development programs. We also expect to incur increased sales and marketing costs in connection with any launch of Entereg. Further, we may license or acquire product candidates which would require additional cash outlays.

Cash Outflows-Internal Research and Development Costs

Our internal research and development costs for the three months ended March 31, 2008 were $5.0 million after adjustment for non-cash compensation and depreciation expenses. We expect these costs will increase in 2008 as we continue to invest in research and development programs and increase headcount.

Cash Outflows-External Research and Development Program Costs

External program costs totaled $5.4 million for the three months ended March 31, 2008.

Program activities in 2008 may include:

Entereg – POI

The FDA PDUFA date for our pending NDA filing for Entereg is May 10, 2008. The extent of future development expense in 2008 and beyond for the program will be determined upon receipt of the FDA’s decision with respect to our pending NDA. The POI clinical development program is currently on clinical hold.

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

Delta Program

We completed Phase 1 clinical testing of ADL5859 and are conducting Phase 2a testing in 2008. We are also conducting Phase 1 clinical testing of our second delta compound, ADL5747. We estimate overall spending relating to our delta program will increase significantly in 2008; however, 60% of external development expenses will be reimbursed to us pursuant to our December 2007 collaboration agreement with Pfizer.

Cash Outflows-Marketing, General and Administrative Expenses

General and administrative expenses totaled $4.4 million for the three-month period ended March 31, 2008, after adjustment for non-cash compensation and depreciation expenses, and we expect that these expenses will increase in 2008 in connection with any launch of Entereg.

External marketing and sales expenses included in the above amount totaled $0.9 million for the three-month period ended March 31, 2008, and it is estimated that spending in the remainder of 2008 will also increase significantly in connection with any launch of Entereg.

Cash Flows-Other

We expect cash inflows relating to contract revenues to increase in 2008 due to increased expenses incurred by us which are reimbursable by Pfizer. Cash inflows relating to interest income are expected to decrease due to declining investment balances.

We also expect accruals to increase during 2008 as a result of increased spending in the areas of research and development and external marketing and sales.

Further, we may license or acquire product candidates from others which would require additional cash outlays.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the three months ended March 31, 2008 relates primarily to the purchase and maturities of investment securities. Capital expenditures to date in 2008 and in 2007 were primarily for the purchase of laboratory equipment, furniture and fixtures and office equipment and leasehold improvements associated with our leased facility.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in information technology, laboratory and office equipment to support our research and development activities, and potential commercialization activities.

Net Cash Provided by Financing Activities and Financing Requirements Outlook

Net cash inflows provided by financing activities were not significant for the three months ended March 31, 2008 and 2007, respectively.

We may never receive regulatory approval for any of our product candidates, generate product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, they may not be sustained on a continuing basis. We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. Although we received approvable letters from the FDA for Entereg in July 2005 and November 2006, there is no assurance that the FDA will approve Entereg in the future. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of approximately $155.2 million as of March 31, 2008 will be sufficient to fund operations into 2010.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Contract Revenues. Contract revenues were $6.2 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively. The increase was primarily the result of an increase in amortization of upfront fees associated with the Pfizer collaboration agreement of $3.5 million and an increase in expenses incurred by us and that are reimbursable by Pfizer under our collaboration agreement of $0.8 million.

Research and Development Expenses. Our research and development expenses consist primarily of salaries and other personnel-related expense, costs of clinical trials, costs to manufacture product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses were $11.4 million for the three months ended March 31, 2008 as compared to $11.6 million for the three months ended March 31, 2007.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory and overhead related expenses. These expenses totaled $6.0 million and $6.3 million for the three months ended March 31, 2008 and 2007, respectively, and are largely related to our development efforts. External expenses include expenses incurred with clinical research organizations, contract manufacturers, and other third-party vendors and can be allocated to significant research and development programs as follows:

	Three months ended March 31,
	2008	2007
Entereg Program	$1,708,744	$2,314,751
Combination Program	26,204	625,298
Delta Program	1,373,445	1,892,458
Other Programs	2,315,771	485,356

Total	$5,424,164	$5,317,863

External expenses were $5.4 million and $5.3 million for the three months ended March 31, 2008 and 2007, respectively. Expense decreases in the Entereg program of $0.6 million and in the combination program of $0.6 million were the result of reduced spending as a result of the alvimopan IND’s being on clinical hold. In addition, the decrease of $0.5 million in the delta program was due to reduced manufacturing costs as compared to the quarter ended March 31, 2007. These decreases were offset by an increase of $1.8 million in our other preclinical programs.

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

Marketing,General and Administrative Expenses. Our marketing, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $5.5 million and $5.8 million, respectively.

The expense decrease in 2008 was a result of decreased personnal expenses, including stock-based compensation expenses associated with Statement of Financial Accounting Standards No. 123R.

Interest Income. Our interest income decreased to $1.7 million for the three months ended March 31, 2008 from $2.2 million for the three months ended March 31, 2007. This was due to a decrease in short-term investments resulting from the use of cash in operating activities and a decline in interest rates.

Other (Expense) Income. Our other expense decreased to $3,166 for the three months ended March 31, 2008 as compared to other income of $138,190 for the three months ended March 31, 2007. The amount in 2007 primarily represents cash received from the sale of certain Pennsylvania research and development tax credits.

Net Loss Outlook

We have not generated any product sales revenues, have incurred operating activities since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through March 31, 2008 aggregated $434.0 million, and we expect to continue to incur substantial losses in future periods.

We expect to continue to incur operating losses in the remainder of 2008 and beyond due to continuing research and development expenses and increased spending relating to our product development programs, including the delta programs. We also expect to incur marketing costs in preparation for the potential commercialization of Entereg.

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

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past and, to the extent possible, will continue in the future, to hold such debt instruments to maturity at which time the debt instrument will be redeemed at its stated or face value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2008 totaled $143.2 million, and the weighted-average interest rate was approximately 3.36% with maturities of investments ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective at providing such reasonable assurance. Because of inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption: In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 (the “Securities Act”) in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

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

We have not accrued any amount in our financial statements as of March 31, 2008 for these matters.

ITEM 1A.	RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

We are highly dependent on achieving success in the clinical testing, regulatory approval and commercialization of our lead product candidate, Entereg, which may never be approved for commercial use.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent upon obtaining regulatory approval for and successfully commercializing Entereg, especially in the United States. Prior to commercialization of Entereg in the United States for any indication, the FDA would have to approve Entereg for commercial sale. Entereg has been under development in two indications, POI and OBD. With respect to POI, we filed an NDA with the FDA in 2004 and have received two approvable letters from the FDA. The FDA is currently reviewing our NDA for the acceleration of time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastamosis and we expect an FDA action on that application by the current PDUFA date of May 10, 2008. The FDA’s GIDAC reviewed the safety and efficacy of Entereg for this short-term, in-hospital use on January 23, 2008. While the GIDAC voted 9 to 6 that the overall benefits of treatment with Entereg in the indication outweighed potential risks, the GIDAC’s recommendation is not binding on the FDA. The GIDAC expressed, by a vote of 8 to 6 with one abstention, that based on the currently available cardiovascular events data observed in the long-term (12 month) safety study in patients with OBD, Study 014, there were concerns for the use of alvimopan 12 mg capsules in the short-term proposed indication. At the GIDAC meeting, there was concern expressed that follow-up in the POI studies was inadequate. The GIDAC also voted 14 to 0 with one abstention that our proposed risk management plan was not adequate to address the potential risks. These concerns may make it more difficult for us to receive approval of our NDA for Entereg from the FDA. Even if we receive FDA approval, a risk management plan acceptable to the FDA may make it difficult for us to commercialize Entereg. There is no assurance that the FDA will approve our NDA for Entereg by the May 10, 2008 PDUFA date or ever.

With respect to OBD, the results from Study 014, a Phase 3 long-term safety study of alvimopan (Entereg) conducted by Glaxo in patients taking opioids for chronic non-cancer pain and experiencing OBD showed numerically more myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo, an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), malignant neoplasms and an increase in the incidence of fractures in patients receiving Entereg compared to placebo. Following these results, the alvimopan INDs were placed on clinical hold by the FDA and there is no assurance that the clinical hold will be lifted by the FDA. The clinical hold would have to be lifted before additional clinical testing of Entereg in OBD could resume.

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

In April 2007, the current development plan for OBD was put on-hold while findings from the long-term safety study, Study 014, were evaluated. In June 2007, the FDA placed the Entereg INDs on clinical hold. Clinical studies with Entereg may not resume until the FDA has lifted the clinical hold. We may be unable to provide the FDA with the information the FDA requires to lift the clinical hold. There is a risk that OBD clinical development remains on hold indefinitely or that further development of Entereg in OBD is not conducted. Results from Study 014 showed an increase in myocardial infarctions and all cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The results of Study 014 also showed an imbalance in the incidence of neoplasms (benign, malignant, skin cancers and unspecified, including polyps), malignant neoplasms and an increase in the incidence of fractures in patients receiving Entereg compared to placebo. These findings may make it difficult to design and conduct further clinical investigations that would have the potential to lead to FDA approval in this indication. Even if we are able to design studies acceptable to the FDA, it may be difficult to recruit patients for OBD studies.

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

In December 2007, we entered into an exclusive worldwide license and collaboration agreement with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the products. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development and all regulatory approvals and commercialization of the products.

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

Our stock price has been volatile, and your investment in our stock could decline in value.

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

We believe our existing cash, cash equivalents and short-term investments as of March 31, 2008 of $155.2 million will be sufficient to fund operations into 2010. We have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have not commercialized any products and, as of March 31, 2008, we have incurred a cumulative net loss of $434.0 million. During the calendar years ended December 31, 2007 and 2006, we incurred operating losses of $56.5 million and $79.3 million, and net losses of $48.4 million and $69.7 million, respectively. During the three-month period ended March 31, 2008, we incurred an operating loss of $10.8 million and a net loss of $9.1 million. We expect to incur substantial losses for at least the next several years and expect that these losses will increase as we expand our research and development and sales and marketing activities. If we fail to obtain the capital necessary to fund our operations, we will be forced to curtail our operations and we will be unable to develop products successfully. We do not know whether additional financing will be available when needed, or that, if available, we will obtain financing on terms favorable to our stockholders or to us. If adequate funds are not available on acceptable terms, our ability to fund our operations, products or technologies or otherwise respond to competitive pressures could be significantly delayed or limited, and we may have to reduce or cease our operations. If additional funds become available, there can be no assurance that we can predict the time and costs required to complete development programs or that we will not substantially exceed our budgets.

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

To receive regulatory approval for a product, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture that product, and there is a risk that such approval may not be obtained. We are required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make that product in accordance with current Good Manufacturing Practices, or cGMP. Under cGMPs, we and our manufacturers will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of our products.

We maintain a relationship with Torcan Chemical Ltd. for the supply of the active pharmaceutical ingredient in Entereg. We maintain a relationship with Pharmaceutics International Inc. for the supply of Entereg finished capsules, and a relationship with Sharp Corporation for the packaging of Entereg finished capsules. We also rely upon these parties for the performance of scale-up and other development activities, and for the maintenance and testing of product pursuant to applicable stability programs.

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

We currently have no internal distribution capability, limited marketing capabilities, and no internal sales capabilities. In order to commercialize products, if any are approved, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. If we obtain regulatory approval, we intend to sell some products directly in certain markets and rely on relationships with established pharmaceutical companies to sell products in certain markets. To sell any of our products directly, we must develop marketing and sales capabilities with technical expertise, as well as supporting distribution capabilities. We may not be able to establish these capabilities or relationships with third parties to effectively market and sell our products. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

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

Our quarterly operating results may fluctuate significantly depending on the initiation of new collaboration agreements, the activities under current collaboration agreements or the termination of existing collaboration agreements.

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

Peripherally acting compounds given to patients as potential drugs are designed to exert their effects outside the brain and spinal cord, in contrast to centrally acting compounds which are designed to exert their effects on the brain or spinal cord. We are developing Entereg as a peripherally acting mu-opioid antagonist. An opioid antagonist is designed to block the effects of the opioid at the receptor level; in the case of Entereg, it is designed to block the unwanted effects of opioid analgesics on the gastrointestinal tract. We do not have any historical or comparative sales data to rely upon to indicate that our peripherally acting opioid antagonist drugs will achieve commercial success in the marketplace. Market acceptance of our product candidates will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, of the safety and efficacy of our product candidates and competitor product candidates;

•	cost-effectiveness of our product candidates relative to competing products;

•	availability of government or third-party payor reimbursement for our product candidates;

•	effectiveness of marketing and distribution efforts by us and our collaborators; and

•	the risk management plan.

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

Progenics Pharmaceuticals, Inc. is collaborating with Wyeth Pharmaceuticals to develop methylnaltrexone for the treatment of indications in both the acute and chronic settings. On April 24, 2008, Progenics Pharmaceuticals, Inc. and Wyeth Pharmaceuticals announced that FDA had approved methylnaltrexone as a subcutaneous injection for the treatment of opioid-induced constipation in patients with advanced illness who are receiving palliative care when response to laxative therapy has not been sufficient. There are products already on the market for use in treating irritable bowel syndrome which may be evaluated for utility in opioid induced bowel dysfunction. There may be additional competitive products about which we are not aware. These products could have a material adverse effect on our ability to successfully market and sell our products.

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We may not be successful in attracting or retaining qualified individuals. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel, it could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance on any of our employees.

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

If Entereg receives marketing approval for POI, we will be required to submit pricing data to the federal government as a condition of selling the product to health care facilities of the Department of Veterans Affairs (“VA”), the Department of Defense (“DoD”), and other federal agencies and of having the product covered under Medicaid. These price reports are used to determine the amount of discounts that the manufacturer must provide to the VA and DoD health care networks. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. It is possible that our methodologies for calculating these prices could be challenged under false claims laws or other laws.

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

Before commencing clinical trials in humans, we must submit to the FDA an IND application. The FDA may decide not to permit the clinical trial to go forward. In addition, we, or the FDA, may suspend ongoing clinical trials at any time if the subjects participating in the trials are exposed to unacceptable health risks, or if the FDA finds deficiencies in the IND application or the conduct of the trials. Additional clinical testing will be required to support any future NDA filing for use of Entereg in OBD. If the FDA does not lift the clinical hold, we and GLAXO will not be able to conduct any such additional clinical testing.

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

Others have filed, and in the future are likely to file, patent applications covering products and technologies that are similar, identical or competitive to ours, or important to our business. We cannot be certain that any patent application owned by a third party will not have priority over patent applications filed or in-licensed by us, or that we or our licensors will not be involved in interference proceedings before the United States Patent and Trademark Office.

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

ITEM 6.	EXHIBITS:

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: April 28, 2008	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer

	By:	/s/ Thomas P. Hess
Thomas P. Hess
Vice President, Finance and Chief Financial Officer