Form 10-Q
period 2008-06-30
ADOLOR CORP
filed 2008-08-06
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares outstanding of the issuer’s Common Stock, par value $0.0001 per share, as of July 15, 2008: 46,304,882 shares.

ADOLOR CORPORATION

FORM 10-Q

June 30, 2008

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited):

	Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Statements of Operations for the three and six months ended June 30, 2008 and 2007 and the period from August 9, 1993 (inception) to June 30, 2008	4

	Statements of Stockholders’ Equity for the period from August 9, 1993 (inception) to December 31, 2004, for the years ended December 31, 2005, 2006 and 2007 and the six months ended June 30, 2008	5

	Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and the period from August 9, 1993 (inception) to June 30, 2008	8

	Notes to Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 6.	Exhibits	34

	Signatures	34

ADOLOR CORPORATION

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$11,894,992	$15,575,804
Short-term investments	149,417,673	151,613,695
Accounts receivable	2,631,562	1,592,009
Prepaid expenses and other current assets	3,335,230	3,953,809

Total current assets	167,279,457	172,735,317
Equipment and leasehold improvements, net	4,922,352	5,776,410
Other assets	151,150	164,925

Total assets	$172,352,959	$178,676,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,473,957	$874,994
Accrued expenses	6,795,692	6,703,970
Deferred licensing fees and rent – current	17,642,854	17,612,990

Total current liabilities	25,912,503	25,191,954
Deferred licensing fees and rent – non-current	32,291,760	41,098,260
Other liabilities	29,560	32,960

Total liabilities	58,233,823	66,323,174

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,304,882 and 46,027,003 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,631	4,603
Additional paid-in capital	540,611,586	536,893,567
Unrealized gains on available for sale securities	17,468	399,791
Deficit accumulated during the development stage	(426,514,549)	(424,944,483)

Total stockholders’ equity	114,119,136	112,353,478

Total liabilities and stockholders’ equity	$172,352,959	$178,676,652

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Operations

Three and six months ended June 30, 2008 and 2007 and the period from August 9, 1993

(inception) to June 30, 2008

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 9,
	2008	2007	2008	2007	1993 (inception) to June 30, 2008
Contract revenues	$26,964,318	$1,805,619	$33,175,342	$3,626,622	$149,370,912

Operating expenses incurred during the development stage:
Research and development	13,262,176	9,935,998	24,683,248	21,509,015	425,675,187
Marketing, general and administrative	7,224,664	5,524,812	12,773,194	11,342,114	194,400,964

Total operating expenses	20,486,840	15,460,810	37,456,442	32,851,129	620,076,151

Income (loss) from operations	6,477,478	(13,655,191)	(4,281,100)	(29,224,507)	(470,705,239)
Interest income	1,008,015	2,065,270	2,714,200	4,287,945	43,884,244
Other income (expense)	—	(4,749)	(3,166)	133,441	306,446

Net income (loss)	7,485,493	(11,594,670)	(1,570,066)	(24,803,121)	(426,514,549)
Undeclared dividends attributable to mandatorily redeemable convertible preferred stock	—	—	—	—	10,546,314
Beneficial conversion feature on mandatorily redeemable convertible preferred stock	—	—	—	—	48,905,779

Net income (loss) allocable to common stockholders	$7,485,493	$(11,594,670)	$(1,570,066)	$(24,803,121)	$(485,966,642)

Basic net income (loss) per share	$0.16	$(0.25)	$(0.03)	$(0.54)

Diluted net income (loss) per share	$0.16	$(0.25)	$(0.03)	$(0.54)

Shares used in computing basic net income (loss) per share	46,092,828	45,931,326	46,020,447	45,925,877

Shares used in computing diluted net income (loss) per share	46,354,384	45,931,326	46,020,447	45,925,877

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006 and 2007 and the six months ended June 30, 2008

(Unaudited)

	Common stock				Unrealized	Deficit
	Number of shares	Amount	Additional paid-in capital	Deferred compensation	gains (losses) on available for sale securities	accumulated during the development stage	Total stockholders’ equity
Inception, August 9, 1993	—	$—	$—	$—	$—	$—	$—
Issuance of common stock to founder in November 1994 at $.001 per share	100,000	10	12,490	(12,400)	—	—	100
Issuance of restricted stock in November 1994 and May 1996	565,411	57	72,355	(66,767)	—	—	5,645
Issuance of common stock for technology license agreements in December 1995 at $.125 per share	50,000	5	6,245	—	—	—	6,250
Issuance of common stock for technology license agreements	3,829	—	50,006	—	—	—	50,006
Issuance of common stock for services in April 1999 at $3.736 per share	3,570	—	13,339	—	—	—	13,339
Value attributed to issuance of warrants	—	—	60,000	—	—	—	60,000
Notes issued to employees for stock options exercised	—	—	(1,056,488)	—	—	—	(1,056,488)
Payments on notes granted to employees for stock options	—	—	973,951	—	—	—	973,951
Interest receivable converted to principal on employee notes	—	—	(131,859)	—	—	—	(131,859)
Accretion of Series H preferred stock issuance costs	—	—	(281,794)	—	—	—	(281,794)
Forfeiture of stock options	(71,247)	(7)	(1,706,296)	1,706,303	—	—	—
Exercise of stock options	2,793,752	280	4,744,155	—	—	—	4,744,435
Unrealized losses on investments	—	—	—	—	(463,457)	—	(463,457)
Conversion of preferred shares	18,818,421	1,882	80,381,821	—	—	—	80,383,703
Net proceeds from initial public offering	6,900,000	690	95,775,779	—	—	—	95,776,469
Net proceeds from issuance of newly registered shares of common stock	9,900,000	990	170,546,726	—	—	—	170,547,716
Issuance of common stock for bonus awards	16,609	1	223,770	(2,172)	—	—	221,599
Deferred compensation resulting from grant of stock options	—	—	24,268,613	(24,268,613)	—	—	—
Accelerated amortization and cancellation of deferred compensation resulting from the acceleration of vesting of stock options	—	—	(347,382)	3,451,714	—	—	3,104,332
Amortization of deferred compensation	—	—	—	19,172,470	—	—	19,172,470
Net loss	—	—	—	—	—	(249,966,500)	(249,966,500)

Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity—Continued

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006 and 2007 and the six months ended June 30, 2008

(Unaudited)

	Common stock				Unrealized	Deficit
	Number of shares	Amount	Additional paid-in capital	Deferred compensation	gains (losses) on available for sale securities	accumulated during the development stage	Total stockholders’ equity
Balance, December 31, 2004	39,080,345	$3,908	$373,605,431	$(19,465)	$(463,457)	$(249,966,500)	$123,159,917
Payments on notes granted to employees for stock options	—	—	15,742	—	—	—	15,742
Interest receivable converted to principal on employee notes	—	—	(3,136)	—	—	—	(3,136)
Exercise of stock options	26,017	3	133,195	—	—	—	133,198
Unrealized gains on investments	—	—	—	—	165,997	—	165,997
Amortization of deferred compensation	—	—	—	18,202	—	—	18,202
Net loss	—	—	—	—	—	(56,796,630)	(56,796,630)

Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Stockholders’ Equity—Continued

For the period from August 9, 1993 (inception) to December 31, 2004, for the years ended

December 31, 2005, 2006 and 2007 and the six months ended June 30, 2008

(Unaudited)

	Common stock				Unrealized	Deficit
	Number of shares	Amount	Additional paid-in capital	Deferred compensation	gains (losses) on available for sale securities	accumulated during the development stage	Total stockholders’ equity
Balance, December 31, 2005	39,106,362	$3,911	$373,751,232	$(1,263)	$(297,460)	$(306,763,130)	$66,693,290
Net proceeds from issuance of newly registered shares of common stock	5,750,000	575	135,054,860	—	—	—	135,055,435
Compensation expense under SFAS 123R	—	—	8,671,724	—	—	—	8,671,724
Reclassification of stock options issued to consultants	—	—	(300,428)	—	—	—	(300,428)
Reclassification of stock options exercised by consultants	—	—	103,652	—	—	—	103,652
Payments on notes granted to employees for stock options	—	—	35,809	—	—	—	35,809
Interest receivable converted to principal on employee notes	—	—	(766)	—	—	—	(766)
Exercise of stock options	1,063,181	106	12,366,024	—	—	—	12,366,130
Restricted stock issued	80,000	—	—	—	—	—	—
Unrealized gains on investments	—	—	—	—	292,897	—	292,897
Amortization of deferred compensation	—	—	—	1,263	—	—	1,263
Net loss	—	—	—	—	—	(69,738,378)	(69,738,378)

Balance, December 31, 2006	45,999,543	4,592	529,682,107	—	(4,563)	(376,501,508)	153,180,628
Vesting of deferred stock	16,487	10	(10)	—	—	—	—
Compensation expense under SFAS 123R	—	—	7,158,474	—	—	—	7,158,474
Payments on notes granted to employees for stock options	—	—	6,681	—	—	—	6,681
Exercise of stock options	10,973	1	46,315	—	—	—	46,316
Unrealized gains on investments	—	—	—	—	404,354	—	404,354
Net loss	—	—	—	—	—	(48,442,975)	(48,442,975)

Balance, December 31, 2007	46,027,003	4,603	536,893,567	—	399,791	(424,944,483)	112,353,478
Vesting of deferred stock	343,109	34	(34)	—	—	—	—
Stock issued to directors	10,881	1	(1)	—	—	—	—
Forfeiture of restricted stock	(5,000)	—	—	—	—	—	—
Purchase and retirement of deferred stock	(81,326)	(8)	(425,230)	—	—	—	(425,238)
Compensation expense under SFAS 123R	—	—	4,105,264	—	—	—	4,105,264
Exercise of stock options	10,215	1	38,020	—	—	—	38,021
Unrealized losses on investments	—	—	—	—	(382,323)	—	(382,323)
Net loss	—	—	—	—	—	(1,570,066)	(1,570,066)

Balance, June 30, 2008	46,304,882	$4,631	$540,611,586	$—	$17,468	$(426,514,549)	$114,119,136

The accompanying notes are an integral part of the financial statements.

ADOLOR CORPORATION

(A Development Stage Company)

Statements of Cash Flows

Six months ended June 30, 2008 and 2007 and the

period from August 9, 1993 (inception) to June 30, 2008

(Unaudited)

	Six months ended June 30,		Period from August 9, 1993
	2008	2007	(inception) to June 30, 2008
Net cash flows from operating activities:
Net loss	$(1,570,066)	$(24,803,121)	$(426,514,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation expense	4,101,864	3,843,100	42,286,116
Deferred licensing fees and rent	(8,806,496)	(1,723,530)	(33,708,592)
Non-cash warrant value	—	—	60,000
Depreciation expense	1,081,112	1,240,912	16,324,367
Non-cash proceeds from the trade of equipment	—	—	120,000
Gain on the sale of equipment	—	—	(42,698)
Issuance of common stock for technology license agreements	—	—	56,256
Changes in assets and liabilities:
Accounts receivable	(1,039,553)	2,230,574	(2,631,562)
Prepaid expenses and other current assets	618,579	714,990	(3,335,230)
Other assets	13,775	77,828	(151,150)
Accounts payable	598,963	(779,634)	1,473,957
Accrued expenses	389,150	(7,614,792)	6,705,880
Deferred licensing fees and rent	29,860	—	83,643,206

Net cash used in operating activities	(4,582,812)	(26,813,673)	(315,713,999)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(524,482)	(481,819)	(21,390,388)
Proceeds from the sale of equipment	—	—	169,518
Purchase of short-term investments	(100,173,301)	(62,447,311)	(1,456,025,835)
Maturities/sales of short-term investments	101,987,000	93,500,000	1,306,625,630

Net cash provided by (used in) investing activities	1,289,217	30,570,870	(170,621,075)

Net cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	401,379,620
Net proceeds from issuance of mandatorily redeemable convertible preferred stock and Series B warrants	—	—	78,501,909
Proceeds from Series D mandatorily redeemable convertible preferred stock subscription	—	—	600,000
Net proceeds from exercise of common stock options and issuance of restricted common stock	38,021	21,001	16,277,353
Payment of withholding taxes related to deferred stock	(425,238)	—	(425,238)
Proceeds from notes payable-related parties	—	—	1,000,000
Proceeds from notes payable	—	—	1,832,474
Payment of notes payable	—	—	(1,832,474)
Proceeds received on notes receivable	—	6,681	1,032,183
Interest receivable converted to principal on notes	—	—	(135,761)

Net cash provided by (used in) financing activities	(387,217)	27,682	498,230,066

Net increase (decrease) in cash and cash equivalents	(3,680,812)	3,784,879	11,894,992
Cash and cash equivalents at beginning of period	15,575,804	3,278,858	—

Cash and cash equivalents at end of period	$11,894,992	$7,063,737	$11,894,992

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash received from sale of Pennsylvania research and development tax credits	—	142,938	694,096
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains (losses) on available for sale securities, net	(382,323)	(21,350)	17,468
Deferred compensation from issuance of common stock, restricted common stock and common stock options	—	—	24,496,376
Issuance of common stock for technology license agreements or for services	—	—	19,589
Conversion of Series A through H (excluding D) preferred stock for common stock	—	—	80,383,703
Conversion of stock subscription to Series D mandatorily redeemable preferred stock	—	—	600,000
Conversion of bridge financing, including accrued interest, to Series B mandatorily redeemable preferred stock	—	—	1,019,787
Change in accrued expenses related to purchases of equipment	(297,428)	—	89,812

The accompanying notes are an integral part of the financial statements.

Adolor Corporation ,

(A Development Stage Company)

Notes to Financial Statements

June 30, 2008

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a development-stage biopharmaceutical corporation that was formed in 1993. The Company specializes in the discovery, development and commercialization of prescription pain management products. The Company has one U. S. Food and Drug Administration (FDA)-approved product, Entereg® (alvimopan), which was approved on May 20, 2008 for the management of postoperative ileus (POI). Entereg is specifically indicated to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. In collaboration with Glaxo Group Limited (Glaxo), the Company launched Entereg in the United States in June 2008.

The Company has a number of product candidates that are in various stages of development, ranging from preclinical studies to advanced-stage clinical trials. The Company is collaborating with Glaxo for the development of Entereg for opioid bowel dysfunction (OBD), a condition which often results from chronic use of opioid analgesics to treat persistent pain conditions. The Company recently reported that Glaxo is evaluating all options relating to the Entereg OBD program, including whether to proceed with its involvement with the program. The Company also is developing a product that combines alvimopan with an opioid analgesic. In addition, the Company is collaborating with Pfizer Inc. (Pfizer) for the development and commercialization of delta opioid agonists, with one candidate in Phase 2a clinical testing and one candidate in Phase 1 clinical testing. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

Currently, the Company’s revenues are derived from its collaboration agreements with Glaxo and Pfizer. The Company has not recognized any product sales revenues and, with the exception of the three months ended June 30, 2008, the Company has incurred operating losses since inception and has not achieved profitable operations. The Company’s deficit accumulated during the development stage through June 30, 2008 aggregated $426.5 million, and the Company expects to continue to incur substantial losses in future periods. The Company is highly dependent on the success of its research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of its products.

Interim Financial Information

The information as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth in accordance with U.S. generally accepted accounting principles. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. The estimates made are principally in the areas of contract revenue recognition and research and development expense accruals and stock option expenses. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain non-financial assets and liabilities.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets and liabilities that are not active or quoted prices in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair value measurements at June 30, 2008 using
	Total carrying value as of June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$149,417,673	$149,417,673	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS 157 did not have any impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument-by-instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on the Company’s results of operations and financial position.

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (Issue No. 07-03). Issue No. 07-03 requires that non-refundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 07-03 did not have a material impact on the Company’s results of operations and financial position.

3. COMPREHENSIVE INCOME (LOSS)

The following is the reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$7,485,493	$(11,594,670)	$(1,570,066)	$(24,803,121)
Unrealized gains (losses) on available for sale securities, net	(819,404)	(4,371)	(382,323)	(21,350)

Comprehensive income (loss)	$6,666,089	$(11,599,041)	$(1,952,389)	$(24,824,471)

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade, fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets as management has the ability to sell them at any time.

The following summarizes the Company’s short-term investments at June 30, 2008 and December 31, 2007:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at June 30, 2008	$149,400,205	$198,196	$(180,728)	$149,417,673

U.S. Government obligations at December 31, 2007	$151,213,904	$419,412	$(19,621)	$151,613,695

Short-term investments at June 30, 2008 and December 31, 2007 had maturities of up to twelve months.

5. CONTRACT REVENUES

Contract revenues for the three and six months ended June 30, 2008 and 2007 consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Milestone revenue	$20,000,000	$—	$20,000,000	$—
Amortization of up-front license fees	4,362,616	821,133	8,725,233	1,642,267
Collaboration agreement cost reimbursement	2,601,702	984,486	4,450,109	1,984,355

Total contract revenues	$26,964,318	$1,805,619	$33,175,342	$3,626,622

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee is reflected in deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which estimated performance period was extended by two years to March 2016 based on the second approvable letter from the FDA received in November 2006. Revenue related thereto of $0.8 million was recognized in each of the three-month periods ended June 30, 2008 and 2007, and $1.6 million in each of the six-month periods ended June 30, 2008 and 2007.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $0.9 million and $1.0 million for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $0.9 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

During the three months ended June 30, 2008, the Company recorded $20.0 million in milestone revenue under the Glaxo collaboration agreement in conjunction with the FDA approval of Entereg for POI.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by the Company or for safety-related reasons as defined in the collaboration agreement. The Company recently reported that Glaxo is evaluating all options relating to the Entereg OBD program, including whether to proceed with its involvement with the program.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed the Company $1.9 million for Phase 2 development costs incurred prior to entering into the collaboration agreement. The $31.9 million up-front fee is reflected in deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. The estimated performance period is expected to be 2.25 years (February 2010). Revenue related thereto of $3.5 million and $7.1 million was recognized in the three-month and six-month periods ended June 30, 2008, respectively.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursement from Pfizer of $1.7 million and $2.5 million in the three-month and six-month periods ended June 30, 2008, respectively. As of June 30, 2008, $1.7 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

6. STOCKHOLDERS’ EQUITY

During the three-month and six-month periods ended June 30, 2008, the Company granted options for approximately 506,000 and 1,407,000 shares of common stock, respectively, to employees and directors. The employee stock options vest monthly over a four-year period beginning from the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The director stock options generally vest monthly over a one-year period beginning from the date of grant and were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The fair value of the options granted during the three-month and six-month periods ended June 30, 2008 were $1.8 million and $4.3 million, respectively, and such amounts will be amortized over the applicable service period. For the three-month and six-month periods ended June 30, 2008, compensation expense recognized related to all outstanding common stock options was $1.3 million and $2.7 million, respectively.

During the three-month and six-month periods ended June 30, 2008, respectively, the Company granted approximately 36,000 and 190,000 deferred and restricted stock awards. With the FDA approval of Entereg for POI in May 2008, approximately 381,000 deferred and restricted stock awards vested. At June 30, 2008, an aggregate of 62,500 shares of deferred stock and restricted stock awards remain unvested. For the three-month and six-month periods ended June 30, 2008, compensation expense related to all common stock awards was $1.2 million and $1.4 million, respectively. In connection with the vesting of restricted and deferred stock awards during the three months ended June 30, 2008, approximately 81,000 shares, with an aggregate fair value of $0.4 million, were withheld and retired in satisfaction of minimum tax withholding obligations.

For the three-month period ended June 30, 2008, outstanding common stock options, representing 6,010,610 shares, were excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive. In addition, 62,500 unvested deferred stock and restricted stock awards have been excluded, as the performance conditions for vesting have not been met.

7. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Company common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), in connection with the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. The Company and the management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. The Company believes that the allegations are without merit and intends to vigorously defend the litigation.

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

The Company has not accrued any amount in the financial statements as of June 30, 2008 for these matters, and we await the decision of the United States District Court for the Eastern District of Pennsylvania for each matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Various statements made in this Quarterly Report on Form 10-Q are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those which express plan, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. We have based these forward-looking statements on our current expectations and projections about future events and they are subject to risks and uncertainties, known and unknown, which could cause actual results and developments to differ materially from those expressed or implied in such statements. These forward-looking statements include statements about the following:

•	the status and anticipated timing of regulatory review and approval for our product candidates;

•	our product development efforts, including results from clinical trials;

•	the Risk Evaluation and Mitigation Strategy (REMS) for Entereg in POI;

•	estimates of the market opportunity and the commercialization plans for alvimopan and our product candidates;

•	the safety and efficacy of our products and product candidates;

•	anticipated dates of clinical trial initiation, completion and announcement of trial results by us and our collaborators;

•	anticipated trial results and regulatory submission dates for our product candidates by us and our collaborators;

•	analysis and interpretation of data by regulatory authorities;

•	anticipated operating losses and capital expenditures;

•	our intentions regarding the establishment of collaborations;

•	anticipated efforts of our collaborators;

•	our intention to rely on third parties for manufacturing;

•	the scope and duration of intellectual property protection for our products;

•	the scope of third-party patent rights;

•	our ability to raise additional capital; and

•	our ability to acquire or in-license products or product candidates.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “target,” “goal,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to differences include, but are not limited to, those discussed in Part II, Item 1A., Risk Factors of this Quarterly Report and discussed in our other Securities and Exchange Commission (SEC) filings.

We urge you to carefully review and consider the disclosures found in these filings, all of which are available in the SEC EDGAR database at www.sec.gov. Given the uncertainties affecting biopharmaceutical companies in the development stage, you are cautioned not to place undue reliance on any such forward-looking statements, any of which may turn out to be wrong due to inaccurate assumptions, unknown risks, uncertainties or other factors. We undertake no obligation to (and expressly disclaim any such obligation to) publicly update or revise the statements made herein or the risk factors that may relate thereto whether as a result of new information, future events or otherwise.

The following discussions should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report and the Risk Factors in Part II, Item 1A., of this Quarterly Report.

Company Overview

We are a development-stage biopharmaceutical corporation that was formed in 1993. Since inception, we have specialized in the discovery and development of prescription pain management products and plan to commercialize products that are successfully developed. We have one U. S. Food and Drug Administration (FDA)-approved product, Entereg® (alvimopan), which was approved on May 20, 2008, for the management of postoperative ileus (POI). Entereg is specifically indicated to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. In collaboration with Glaxo Group Limited (Glaxo), we launched Entereg in the United States in June 2008.

We also have a number of product candidates in various stages of development, ranging from preclinical studies to advanced-stage clinical trials. We have been collaborating with Glaxo for the development of Entereg for opioid bowel dysfunction (OBD), a condition which often results in chronic use of opioid analgesics to treat persistent pain conditions. We recently reported that Glaxo is evaluating all options relating to the Entereg OBD program, including whether to proceed with its involvement with the program. The Company also is developing a product that combines alvimopan with an opioid analgesic. We also are developing delta opioid agonists in collaboration with Pfizer Inc. (Pfizer). One of the delta opioid agonist candidates is in Phase 2a clinical testing and one candidate is in Phase 1 clinical testing. We have additional product candidates in preclinical development for the treatment of moderate-to-severe pain conditions.

Entereg

Opioid analgesics provide pain relief by stimulating opioid receptors located in the central nervous system. There are, however, opioid receptors throughout the body, including in the gastrointestinal (GI) tract. By binding to the opioid receptors in the GI tract, opioid analgesics can slow gut motility and disrupt normal GI function that allows for the passage, absorption and excretion of ingested solid materials. This disruption can cause patients to experience significant discomfort and abdominal pain and may result in their reducing or eliminating their pain medication.

Entereg is a small molecule, peripherally-acting mu-opioid receptor antagonist intended to block the adverse side effects of opioid analgesics on the GI tract without affecting analgesia. Entereg has been under development for both acute and chronic conditions. The acute indication, which was recently approved by the FDA, is for the management of POI, a GI condition characterized by the slow return of gut function that can result from GI or other surgeries. The chronic indication is for the treatment of opioid bowel dysfunction (OBD), which is a condition characterized by a number of GI symptoms, including constipation, that often results from chronic use of opioid analgesics to treat persistent pain conditions.

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. We are responsible for the development of acute indications, such as POI, and Glaxo is responsible for the development of chronic indications, such as OBD. In the United States, Glaxo and we are co-developing Entereg and intend to share profits or losses that result from the sale of the product. For commercial sales of Entereg for POI in the United States, we will receive 45% and Glaxo will receive 55% of the net sales less certain agreed upon costs, subject to certain adjustments. After the first three years, each party’s share will become 50%. For commercial sales of Entereg for OBD in the United States, we would receive 35% and Glaxo would receive 65% of the net sales less certain agreed upon costs, subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States to a royalty on net sales of 20%. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg, and we would receive royalties on net sales.

We are currently commercializing Entereg for POI with Glaxo. With regard to the OBD program, we announced in July 2008 that Glaxo is evaluating all options, including whether to proceed with its involvement with the program.

Entereg for POI

Regulatory Approval

Our New Drug Application (NDA) for Entereg was approved by the FDA on May 20, 2008 for the management of POI and is specifically indicated to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. The Entereg FDA approval is subject to a Risk Evaluation and Mitigation Strategy (REMS) under which Entereg is available only to hospitals that perform bowel resections and are enrolled in the Entereg Access Support and Education (E.A.S.E.™) Program. Our initial launch efforts have been focused on registering hospitals in the E.A.S.E. Program. As of July 31, 2008, over 600 hospitals have been registered under the program.

Regulatory History

We originally filed an NDA for Entereg 12 mg capsules for the management of POI in June 2004, which included four Phase 3 clinical studies (Study 302, 308, 313 and 306). An additional Phase 3 clinical study conducted in Europe, Australia and New Zealand by Glaxo evaluating Entereg in POI (Study 001) was submitted to the FDA in April 2005. In July 2005, we received our first approvable letter from the FDA for this pending NDA. In May 2006, we submitted a complete response to the July 2005 approvable letter which included results from an additional clinical study in POI, Study 314. Following review of this complete response, the FDA issued a second approvable letter in November 2006. In August 2007, we submitted a complete response to the November 2006 approvable letter, which included data from a long-term (12-month) safety study conducted in patients with OBD, Study 014, and a risk management plan.

Study 014 was a Phase 3 long-term safety study of Entereg (alvimopan) in patients taking opioids for chronic non-cancer pain and experiencing OBD. Results from Study 014 showed numerically more myocardial infarctions and other cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The results of Study 014 also showed an increase in the incidence of benign neoplasms, malignant neoplasms, skin cancers and unspecified neoplasms, including polyps, and the incidence of fractures reported in patients receiving Entereg, compared to placebo. At that time, Glaxo put the OBD development program on hold and withdrew the protocol for an additional Phase 3 safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, and we stopped Study 228, a study of our product candidate that combines alvimopan and an opioid analgesic. In June 2007, the FDA placed the alvimopan Investigational New Drug Applications (INDs) on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume.

On January 23, 2008, the FDA’s Gastrointestinal Drug Advisory Committee (GIDAC) met to review Entereg for the proposed indication in POI. The GIDAC voted 9-6 that the overall benefits of treatment with Entereg outweighed potential risks for our proposed indication for short-term, in-hospital use. The GIDAC voted 13-0 with two abstentions that the efficacy results from the submitted studies in POI were clinically meaningful. The GIDAC voted 8-6 with one abstention that, based on the currently available cardiovascular events data observed in the long-term (12 month) safety study in patients with OBD (Study 014), there were concerns for the use of alvimopan 12 mg capsules in the short-term proposed indication.

Entereg for OBD

In addition to Study 014 described above, Glaxo has conducted several other clinical studies of Entereg for the treatment of OBD in patients taking opioid analgesics for persistent pain conditions. In September 2006, Glaxo and we announced the top-line results from two Phase 3 registration studies, Studies SB-767905/012 (Study 012) and SB-767905/013 (Study 013) of alvimopan for the treatment of OBD in patients with chronic non-cancer pain. Study 012 enrolled 518 patients with chronic non-cancer pain who had experienced symptoms of OBD. This study achieved statistical significance for the primary endpoint, the proportion of patients who had a weekly average of three or more spontaneous bowel movements (SBMs) and an increase from baseline of one or more SBMs a week over the 12-week treatment period in patients treated with alvimopan 0.5 mg twice daily. Study 013 enrolled 485 patients with chronic non-cancer pain and had the same primary endpoint as Study 012. The Study 013 results were not statistically significant.

Following the release of Study 014 results, the Entereg OBD development program was placed on clinical hold, which was lifted by the FDA in July 2008. Adolor announced, in July 2008, that Glaxo is evaluating all options relating to the OBD program, including whether to proceed with its involvement with the program.

Combination Program

We have been developing an analgesic product candidate that combines alvimopan and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects. During the second quarter of 2006, we commenced Study 228, a Phase 2 dose ranging study in which alvimopan was co-administered with hydrocodone/APAP. Based on the data from Study 014, we suspended enrollment in Study 228 in rotator cuff surgery patients and later discontinued Study 228.

We also filed an IND for a co-formulated hydrocodone/APAP and alvimopan product and have completed a Phase 1 pharmacokinetic study which showed comparable drug levels in the co-formulated product and co-administered products.

We are not currently conducting clinical studies in this program.

Delta Agonists

The delta receptor is one of three opioid receptors that modulate pain; the other receptors being the mu and kappa receptors. Today, all marketed opioid drugs interact with the mu receptors, primarily in the brain and spinal cord. We have identified a series of novel, orally active delta agonists that selectively stimulate the delta opioid receptor. Our goal in the program is to develop medications that produce pain relief similar to traditional mu opioids, while reducing or eliminating some typical narcotic side effects.

On December 4, 2007, we entered into an exclusive, worldwide license and collaboration with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the products. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development, for securing regulatory approvals and for commercialization of the products. The companies will share external development expenses in support of regulatory filings in the United States with 60% paid by Pfizer and 40% paid by us. Expenses for development activities required for regulatory filings outside the United States are the responsibility of Pfizer.

Upon commercialization of products, we will share in the net profits/net losses, as defined in the agreement, in the United States at the rate of 60% to Pfizer and 40% to us. We will be entitled to receive royalty payments for net sales (as defined in the agreement) of products outside of the United States. We retain an option to co-promote the products in the United States.

ADL5859 Clinical Development Program

One of the delta compounds we are developing in collaboration with Pfizer is ADL5859. We have conducted Phase 1 clinical testing of ADL5859 in single-dose and multi-dose administration in healthy volunteers to investigate its safety, tolerability and pharmacokinetics. We are now in Phase 2a clinical testing of ADL5859 in studies designed to explore its analgesic efficacy in several pain indications.

Study 33CL230. Study 33CL230 was a randomized, double-blind, single-dose, active and placebo controlled parallel group study of ADL5859 for the treatment of acute pain after surgical removal of impacted third molars. The active control in Study 33CL230 was ibuprofen. The study enrolled 201 subjects. The primary endpoint for the study was a measure of pain relief. Results from Study 33CL230 indicated that ADL5859 was generally well tolerated, but that ADL5859 showed no efficacy signal in this model.

Study 33CL232. Study 33CL232 is a randomized, placebo and active controlled study being conducted to explore the analgesic efficacy of ADL5859 in subjects with pain associated with rheumatoid arthritis. Study 33CL232, which is expected to enroll approximately 42 subjects, is scheduled to complete a single-dose phase and a repeat-dose phase. The active control is naproxen. In the single-dose phase of the study, the primary outcome is the average difference between baseline and post-dose lower extremity pain intensity over six hours after repeated treadmill walking. In the repeat-dose phase, the primary outcome is mean daily lower extremity pain intensity score over two weeks.

Study 33CL231. Study 33CL231 is a randomized, double-blind active and placebo controlled parallel group study of ADL5859 being conducted to explore the analgesic efficacy of ADL5859 in treating pain associated with diabetic peripheral neuropathy. Study 33CL231 is expected to enroll approximately 210 subjects. Under the protocol, following a seven-day baseline period, subjects are to be randomized to receive a four-week treatment of either placebo, ADL5859 or an active control, duloxetine. The primary measure of efficacy for the study is the change in mean pain intensity score.

ADL5747 Clinical Development Program

We also are developing ADL5747 in collaboration with Pfizer. We are conducting Phase 1 clinical testing of ADL5747 in healthy volunteers to investigate its safety, tolerability and pharmacokinetics.

Discovery / In-licensing

Our pain research efforts initially focused on designing small molecules to target peripheral opioid receptors as a means of avoiding the centrally mediated side effects of currently available opioid analgesics. While work continues on the selective targeting of peripheral opioid receptors, new research is using advancements in molecular biology and medicinal chemistry to design molecules to avoid prototypical opioid receptor-induced side effects. In addition, our discovery research team is actively assessing other, non-opioid, pain targets. We believe there are opportunities to expand our product portfolio through the acquisition or in-licensing of products and/or product development candidates and intend to continue to explore and evaluate such opportunities.

Competitive Environment

We operate in a highly regulated and competitive environment. Our competitors include fully-integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals and greater manufacturing and marketing capabilities than we do.

Commercialization

We are commercializing Entereg in POI with Glaxo. Currently, Glaxo is principally conducting the detailing effort for Entereg in the hospital marketplace and, through a 17 person contract sales force, we are co-promoting Entereg in certain hospitals. Glaxo also performs certain distribution and contracting services for Entereg on our behalf for a fee.

We maintain a strategic marketing group to support our commercial activities and research and development efforts. We have a small manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for commercial and development purposes. We maintain commercial supply agreements with certain of these third-party manufacturers. We presently do not maintain our own manufacturing facilities.

As we develop additional product candidates, we may enter into strategic marketing or co-promotion agreements with, and grant additional licenses to, pharmaceutical companies to gain access to additional markets both domestically and internationally.

Collaboration and Other Agreements with Glaxo

In April 2002, we entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the collaboration agreement, Glaxo paid us a non-refundable and non-creditable signing fee of $50.0 million during the quarter ended June 30, 2002. Additionally, in the third quarter of 2004, we received and recognized $10.0 million as revenue under this agreement relating to achieving the milestone of acceptance for review of our NDA by the FDA. In the second quarter of 2008, we received and recognized $20.0 million as revenue under this agreement relating to achieving FDA approval of Entereg in POI.

We may receive additional milestone payments under the collaboration agreement upon the successful achievement, if any, of certain clinical and regulatory objectives, including up to $20.0 million related to the POI indication and $25.0 million related to the OBD indication. The milestone payments relate to substantive achievements in the development lifecycle and it is anticipated that these will be recognized as revenue if and when the milestones are achieved.

The collaboration agreement provides for development of a number of acute and chronic indications involving the use of Entereg in in-patient and out-patient settings. In the United States, Glaxo and we are co-developing Entereg and intend to share profits or losses that result from the sale of product. For commercial sales of Entereg for POI in the United States, we will receive 45% and Glaxo will receive 55% of the net sales, less certain agreed upon costs, subject to certain adjustments. After the first three years, each party’s share will become 50%. For commercial sales of Entereg for OBD in the United States, we would receive 35% and Glaxo would receive 65% of the net sales, less certain agreed upon costs, subject to certain adjustments. Under the collaboration agreement, we have the right to convert our right to receive a profit share for OBD in the United States into a royalty on net sales of 20%. We have overall responsibility for development activities for acute care indications such as POI, and Glaxo has overall responsibility for development activities for chronic care indications such as OBD. Outside the United States, Glaxo is responsible for the development and commercialization of Entereg for all indications, and we would receive royalties on net sales.

External expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross in our statements of operations as contract revenue. Amounts reimbursable to Glaxo by us are recorded as research and development or marketing expense, as appropriate, on our statements of operations.

The term of the collaboration agreement varies depending on the indication and the territory. The term of the collaboration agreement for the POI indication in the United States is ten years from the first commercial sale of Entereg in that indication. Generally, the term for the OBD indication in the United States is fifteen years from the first commercial sale of Entereg in that indication, if any. In the rest of the world, the term is generally fifteen years from the first commercial sale of Entereg, if any, on a country-by-country and indication-by-indication basis.

Glaxo has certain rights to terminate the collaboration agreement. Glaxo also has the right to terminate its rights and obligations with respect to the acute-care indications, or its rights and obligations for the chronic-care indications. Glaxo has the right to terminate the collaboration agreement for breach of the agreement by us or for safety related reasons as defined in the collaboration agreement. The Company recently reported that Glaxo is evaluating all options relating to the Entereg OBD program, including whether to proceed with its involvement in the program.

In June 2004, we entered into a distribution agreement with Glaxo under which Glaxo will perform certain distribution and contracting services for Entereg on our behalf for a fee. Outside the United States, we intend to rely on Glaxo for sales and marketing of Entereg, and expect to supply Glaxo with bulk capsules for commercial sale of POI under a supply agreement that we entered into with Glaxo in September 2004.

License and Collaboration Agreement with Pfizer

On December 4, 2007, we entered into an exclusive worldwide license and collaboration agreement with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the product candidates. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development, for securing regulatory approvals and for commercialization of the products.

We received an up-front payment of $30.0 million from Pfizer and reimbursement of $1.9 million for Phase 2 development costs for the compounds that we had incurred prior to entering into the collaboration agreement. The agreement also provides that we may receive milestone payments of up to $155.0 million for the first compound and $77.5 million for a second compound. The milestone payments would become payable upon achievement of certain clinical, regulatory and commercial milestones defined in the agreement. The first milestone event defined is commencement of Phase 2b clinical testing. For development expenses in support of regulatory filings in the United States, the companies share external development expenses with 60% paid by Pfizer and 40% paid by us. Expenses for development activities required for regulatory filings outside the United States are the responsibility of Pfizer. Upon any commercialization of products, we will share in the net profits/net losses, as defined in the agreement, in the United States at the rate of 60% to Pfizer and 40% to us. We will be entitled to receive royalty payments for net sales (as defined in the agreement) of products outside of the United States. We retain an option to co-promote the products in the United States.

The agreement expires on a country-by-country basis upon expiration of the royalty term in each country, which term is a minimum of ten years following first commercial sale of a licensed product. Pfizer and we each have the right to terminate the agreement upon a material default of the other party. Pfizer has the right to terminate the agreement for certain clinical study results as set forth in the agreement. Following completion of Phase 2b studies for ADL5859 and ADL5747, Pfizer has the right to terminate the agreement without cause upon one hundred eighty days’ written notice to us.

Liquidity and Capital Resources

We have experienced negative operating cash flow since our inception and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from amounts received under collaboration agreements. Cash, cash equivalents and short-term investments were $161.3 million at June 30, 2008 and $167.2 million at December 31, 2007, representing 93.6% of our total assets, respectively. The decrease was primarily due to the use of cash in the Company’s operating activities, partially offset by receipt of a $20.0 million milestone payment under our collaboration agreement with Glaxo. We invest excess cash in United States Treasury obligations.

We believe that our current financial resources and sources of liquidity are adequate to fund operations into 2010 based upon our expectations of the level of research and development, marketing and administrative activities necessary to achieve our strategic objectives.

The following is a summary of selected cash flow information for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
	2008	2007
Net loss	$(1,570,066)	$(24,803,121)
Adjustments for non-cash operating items	(3,623,520)	3,360,482

Net cash operating loss	(5,193,586)	(21,442,639)
Net change in assets and liabilities	610,774	(5,371,034)

Net cash used in operating activities	$(4,582,812)	$(26,813,673)

Net cash provided by investing activities	$1,289,217	$30,570,870

Net cash provided by (used in) financing activities	$(387,217)	$27,682

Net Cash Used in Operating Activities and Operating Cash Flow Requirements Outlook

Overall Cash Outflows

Net operating cash outflows of $4.6 million for the six-month period ended June 30, 2008 resulted primarily from research and development expenditures associated with our product candidates, including development and manufacturing costs for Entereg and our delta programs, as well as compensation costs and marketing, general and administrative expenses. The 2008 outflows were partially offset by payments received under the Entereg and delta collaboration agreements of $23.4 million, including a $20.0 million milestone payment from Glaxo upon FDA approval of Entereg for POI.

We expect to continue to use cash resources in 2008 to fund operating activities. We expect to continue to incur operating losses in 2008 and beyond due to continuing research and development expenses relating to our product development programs. We also expect to incur increased sales and marketing costs in connection with the launch of Entereg. Further, we may license or acquire product candidates which would require additional cash outlays.

Cash Outflows - Internal Research and Development Costs

Our internal research and development costs for the three-month and six-month periods ended June 30, 2008 were $5.9 million and $10.9 million, respectively, after adjustment for non-cash compensation and depreciation expenses. We expect these costs will increase as we continue to invest in research and development programs and increase headcount.

Cash Outflows - External Research and Development Program Costs

External program costs totaled $5.9 million and $11.3 million for the three-month and six-month periods ended June 30, 2008, respectively.

Program activities for the remainder of 2008 may include:

Entereg – POI

The extent of future development expense in 2008 and beyond for the POI program will be determined by the extent of additional clinical testing which may be conducted. We are planning to conduct a study in cystectomy patients.

Entereg – OBD

In July 2008, Adolor announced that it understands that Glaxo is evaluating all options relating to the OBD program, including whether to proceed with its involvement with the program. Future expenses related to this program are not estimable at this time.

Delta Program

We are conducting several Phase 2a clinical trials of ADL5859 in 2008. We are also conducting Phase 1 clinical testing of our second delta compound, ADL5747. We estimate overall spending relating to our delta program will increase significantly in 2008; however, 60% of external development expenses will be reimbursed pursuant to our December 2007 collaboration agreement with Pfizer.

Other Programs

The Company also is conducting research and preclinical studies on a number of our product candidates. Expenses related to these efforts are expected to increase during the remainder of 2008 as the programs are advanced to later stages of development.

Cash Outflows - Marketing, General and Administrative Expenses

General and administrative expenses for the three-month and six-month periods ended June 30, 2008 were $3.3 million and $7.0 million, respectively, after adjustment for non-cash compensation and depreciation expenses. We expect that these expenses will increase during the remainder of 2008 in connection with the launch of Entereg.

External marketing and sales expenses for the three-month and six-month periods ended June 30, 2008 were $1.6 million and $2.1 million, respectively. It is estimated that such expenses will increase significantly during the remainder of 2008 in connection with the launch of Entereg.

Cash Flows - Other

We expect cash inflows relating to contract revenues to increase in 2008, due to increased expenses incurred by us which are reimbursable by Pfizer. Cash inflows relating to interest income are expected to decrease due to declining investment balances.

We also expect accruals to increase during 2008 as a result of increased spending in the areas of research and development and external marketing and sales.

Further, we may license or acquire product candidates from others which would require additional cash outlays.

Net Cash Provided By Investing Activities and Investing Requirements Outlook

Net cash provided by investing activities for the six months ended June 30, 2008 relates primarily to the purchase and maturities of investment securities. Capital expenditures to date in 2008 were primarily for the purchase of laboratory equipment, furniture and fixtures and office equipment and leasehold improvements associated with our leased facility.

We expect to continue to fund operations through the maturities of investments in our portfolio. We expect to continue to require investments in laboratory equipment, information technology and office equipment to support our research and development and commercialization activities.

Net Cash Provided By (Used In) Financing Activities and Financing Requirements Outlook

Net cash outflows used in financing activities were not significant for the six months ended June 30, 2008.

We may never generate significant product sales revenues, achieve profitable operations or generate positive cash flows from operations, and even if profitable operations are achieved, they may not be sustained on a continuing basis. While we reported an operating profit in the three-month period ended June 30, 2008, this was related to the receipt of a $20.0 million milestone payment from Glaxo and is not indicative of future results.

We have invested a significant portion of our time and financial resources since our inception in the development of Entereg, and our potential to achieve revenues from product sales in the foreseeable future is dependent largely upon successfully commercializing Entereg, especially in the United States. We expect to continue to use our cash and investments resources to fund operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments of $161.3 million as of June 30, 2008 will be sufficient to fund operations into 2010.

Results of Operations

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Contract Revenues. Contract revenues were $27.0 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively, and were $33.2 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively. The increase in 2008 was primarily the result of a $20.0 million milestone payment received from Glaxo in conjunction with FDA approval of Entereg for POI and contract revenues associated with the Pfizer collaboration.

Research and Development Expenses. Our research and development expenses consist primarily of salaries and other personnel-related expenses, costs of clinical trials, costs of manufacturing product candidates, technology licensing costs, laboratory supply costs and facility-related costs. Research and development expenses were $13.3 million and $9.9 million for the three months ended June 30, 2008 and 2007, respectively, and were $24.7 million and $21.5 million for the six months ended June 30, 2008 and 2007, respectively.

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory and overhead expenses. These expenses totaled $7.4 million and $5.7 million for the three months ended June 30, 2008 and 2007, respectively, and were $13.4 million and $12.0 million for the six months ended June 30, 2008 and 2007, respectively. External expenses were $5.9 million and $4.2 million for the three months ended June 30, 2008 and 2007, respectively, and were $11.3 million and $9.5 million for the six months ended June 30, 2008 and 2007, respectively. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors and can be allocated to significant research and development programs as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Entereg POI Program	$1,971,708	$1,370,104	$3,624,224	$2,900,041
Entereg OBD Program	(13,225)	(62,419)	43,003	722,395
Combination Product Program	14,548	590,262	40,752	1,215,560
Delta Program	2,754,976	1,745,532	4,128,421	3,637,990
Other Programs	1,181,462	513,978	3,497,233	999,334

Total	$5,909,469	$4,157,457	$11,333,633	$9,475,320

Expense increases in 2008 were primarily related to increased activity in the delta program and our other preclinical programs, partially offset by decreases in research and development expenses for the combination product program.

There are significant risks and uncertainties inherent in the preclinical and clinical studies associated with each of our research and development programs. These studies may yield varying results that could delay, limit or prevent the advancement of a program through the various stages of product development and significantly impact the costs to be incurred, and time involved, in bringing a program to completion. As a result, the cost to complete such programs, as well as the period in which net cash inflows from significant programs are expected to commence, are not reasonably estimable.

Marketing, General and Administrative Expenses. Our marketing, general and administrative expenses were $7.2 million and $5.5 million for the three months ended June 30, 2008 and 2007, respectively, and were $12.8 million and $11.3 million for the six months ended June 30, 2008 and 2007, respectively. The expense increases in 2008 were the result of increased personnel expenses, including stock-based compensation expenses associated with Statement of Financial Accounting Standards No. 123R, and expenses associated with the launch of Entereg for POI.

Interest Income. Our interest income was $1.0 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively, and was $2.7 million and $4.3 million for the six months ended June 30, 2008 and 2007, respectively. The decreases in 2008 were due to the use of cash in operating activities and a decline in interest rates.

Net Loss Outlook

We have not generated any product sales revenues and, with the exception of the three months ended June 30, 2008, have incurred operating losses since inception and have not achieved profitable operations. Our deficit accumulated during the development stage through June 30, 2008 aggregated $426.5 million, and we expect to continue to incur substantial losses in future periods.

We expect to continue to incur operating losses during the remainder of 2008 and beyond due to continuing research and development expenses and increased spending relating to our product development programs, including the delta programs. We also expect to incur increased sales and marketing costs related to the commercialization of Entereg for POI. Prior to the FDA approval of Entereg for POI, costs associated with the manufacture of Entereg were expensed to research and development. As a result, at June 30, 2008, we have approximately $10.0 million of Entereg inventory that carries a zero-cost and is not reflected on the June 30, 2008 balance sheet. Our results in the future will be favorably impacted as we sell this inventory.

We are highly dependent on the success of our research, development and licensing efforts and, ultimately, upon regulatory approval and market acceptance of our products under development, in particular our approved product, Entereg. We may never generate significant product sales revenues, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite is also true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2008 totaled $149.4 million, and the weighted-average yield was approximately 2.5% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal finance and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of the end of the period covered by this report.

        Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective at providing such reasonable assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act in connection with the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 (the Securities Act) in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

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

We have not accrued any amount in our financial statements as of June 30, 2008 for these matters, and we await the decision of the United States District Court for the Eastern District of Pennsylvania for each matter.

ITEM 1A.	RISK FACTORS

As further described herein, our performance and financial results are subject to risks and uncertainties including, but not limited to, the following specific risks:

If we are unable to successfully commercialize Entereg for use in POI, our business will be materially adversely affected.

Our ability to generate revenues from product sales of Entereg in POI will depend on the successful commercialization of Entereg in the United States and whether physicians, patients and healthcare payors view Entereg as safe and effective for its labeled indication. We, in collaboration with Glaxo, launched Entereg in June 2008. Entereg is for hospital use only and is available only to registered hospitals. The initial commercial success of Entereg will depend on several factors, including the following:

•	The number of hospitals that register for the E.A.S.E. Program;

•	The ability to obtain formulary acceptance for Entereg within registered hospitals;

•	The effectiveness of Glaxo’s and our sales and marketing efforts; and

•	The acceptance of Entereg in the medical community.

The Risk Evaluation and Mitigation Strategy (REMS) and boxed warning may adversely affect the commercial prospects for Entereg.

Entereg was approved by the FDA subject to a REMS. The FDA has determined that a REMS is necessary to ensure that the benefits of Entereg in POI outweigh the risks. Our Entereg product labeling carries a boxed warning that Entereg is available only for short-term (15 doses) use in hospitalized patients. The REMS and the boxed warning may make it more difficult to market and sell Entereg. We will not be able to market and sell Entereg to hospitals that do not register for the E.A.S.E. Program. Hospitals may be unwilling or unable to comply with the requirements for registration in the E.A.S.E. Program. Hospitals may not have systems, order sets, protocols or other measures in place to limit the use of Entereg to no more than 15 doses per patient and to ensure use in the hospital only. Hospitals may not have controls in place to ensure that Entereg will neither be dispensed for outpatient use nor be transferred to unregistered hospitals. If we are not able to register significant numbers of hospitals in the E.A.S.E. Program, we will not be able to successfully commercialize Entereg in POI. Further, there can be no certainty that the registration of hospitals under the E.A.S.E. Program will lead to sales of Entereg.

It is possible that Entereg may not be successfully developed for chronic use in OBD.

In April 2007, the development plan for OBD was suspended while findings from the long-term safety study, Study 014, were evaluated. In June 2007, the FDA placed the alvimopan INDs on clinical hold. While the clinical hold on the OBD IND was lifted in July 2008, we recently reported that Glaxo is evaluating all options relating to the Entereg OBD program, including whether to proceed with its involvement with the program. If Glaxo terminates its development efforts in OBD, Glaxo would no longer pay any share of OBD development expenses. We may not be in a position to continue development of Entereg in OBD on our own without additional funding or a collaboration partner. There is a risk that further development of Entereg in OBD is not conducted.

Results from Study 014 showed an increase in myocardial infarctions and other cardiovascular serious adverse events reported by patients treated with Entereg compared to placebo. The results of Study 014 also showed an increase in the incidence of benign neoplasms, malignant neoplasms, skin cancers and unspecified neoplasms, including polyps, and the incidence of fractures reported in patients receiving Entereg compared to placebo. These findings may make it difficult to design and conduct further clinical investigations that would be necessary for FDA approval in this indication.

In September 2006, Glaxo and we announced the results from two identically designed Phase 3 registration studies in OBD in patients with chronic, non-cancer pain conducted by Glaxo (Studies 012 and 013). Study 012 achieved statistical significance in its primary endpoint while Study 013 did not achieve statistical significance in its primary endpoint. We also announced top-line results from a Phase 2b investigation of alvimopan in patients with cancer pain treated with opioid analgesics. The results in the primary endpoints for this Phase 2b study were not statistically significant. These mixed efficacy results may make it more difficult to achieve a positive Phase 3 study in OBD.

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

We believe our existing cash, cash equivalents and short-term investments as of June 30, 2008 of $161.3 million will be sufficient to fund operations into 2010. With the exception of the three months ended June 30, 2008, we have generated operating losses since we began operations in November 1994. We expect to continue to generate such losses and will need additional funds that may not be available in the future. We have incurred a cumulative net loss of $426.5 million. During the calendar years ended December 31, 2007 and 2006, we incurred operating losses of $56.5 million and $79.3 million, and net losses of $48.4 million and $69.7 million, respectively. During the six-month period ended June 30, 2008, we incurred an operating loss of $4.3 million and a net loss of $1.6 million.

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

The market price for our common stock is highly dependent on the success of our product development efforts and, in particular, product revenues, clinical trial results and regulatory review results.

The following additional factors may have a significant impact on the market price of our common stock:

•	developments concerning our collaborations, including our collaboration with Glaxo and our collaboration with Pfizer;

•	period-to-period fluctuations in our financial results;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	regulatory developments in the United States and foreign countries;

•	litigation;

•	economic and other external factors or other disasters or crises; and

•	the general performance of the equity markets and, in particular, the biopharmaceutical sector of the equity markets.

We have only recently received FDA approval to market Entereg. We do not have a history of Entereg sales and therefore do not have experience upon which to estimate future revenues from Entereg sales, if any. It is reasonably likely that sales of Entereg will fluctuate from period to period and may not meet with market expectations, which may adversely affect our stock price. Hospitals must be registered in the E.A.S.E. Program in order to be eligible to order Entereg. The registration process is likely to slow uptake of Entereg and may add to the fluctuation in sales of Entereg.

Following periods of volatility and decline in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.

We face product liability risks, which may have a negative effect on our financial performance.

The administration of drugs to humans in clinical trials or commercially can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Our Entereg product labeling carries a boxed warning that Entereg is available only for short-term (15 doses) use in hospitalized patients. Our Entereg product label informs physicians that there were more reports of myocardial infarctions in patients treated with alvimopan 0.5 mg twice daily compared with placebo-treated patients in a 12-month study of patients treated with opioids for chronic pain. Our Entereg product also is marketed and sold under a REMS.

As our products are used more widely and in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incidents of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance and significant self-insurance retentions in amounts we believe to be commercially reasonable, but which may not cover the potential liability associated with significant product liability claims. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Additionally, we enter into various agreements where we indemnify third parties such as manufacturers and investigators for certain product liability claims related to our products. These indemnification obligations may cause us to pay significant sums of money for claims that are covered by these indemnifications.

We are dependent on our collaborators to perform their obligations under our collaboration agreements.

In April 2002, Glaxo and we entered into a collaboration agreement for the exclusive worldwide development and commercialization of Entereg for certain indications. Glaxo and we agreed to develop Entereg for a number of indications, both acute and chronic, which would potentially involve the use of Entereg in in-patient and out-patient settings. In the United States, we have the right to co-develop and to co-promote Entereg with Glaxo, and share development expenses and commercial returns, if any, pursuant to contractually agreed percentages. We have overall responsibility for the development of acute care indications such as POI, and Glaxo has overall responsibility for the development of chronic care indications such as OBD. We recently reported that Glaxo is evaluating all options relating to the Entereg OBD program, including whether to proceed with its involvement with the program.

In December 2007, we entered into an exclusive worldwide license and collaboration agreement with Pfizer to develop and commercialize ADL5859 and ADL5747, proprietary delta opioid receptor agonist compounds for the treatment of pain. Additional delta compounds and additional indications for those compounds may be added to the collaboration on terms specified in the agreement. The collaboration agreement provides for the establishment of a joint steering committee to guide the development and commercialization of the product candidates. The collaboration agreement also provides that we will be responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer will be responsible for subsequent worldwide development, for securing regulatory approvals and for commercialization of the products.

Any failure by our collaborators to perform their obligations under the respective agreements could negatively impact the product candidates being jointly developed and could lead to our loss of potential revenues from product sales and milestones that may otherwise become due under our collaboration agreements and may also delay our achievement, if any, of profitability. Both of our collaboration partners, Glaxo and Pfizer, have extensive experience in the successful commercialization of product candidates and we rely heavily on their expertise. Our success will largely depend upon the success of our collaborations with Glaxo for Entereg and Pfizer for ADL5859 and ADL5747 to develop, gain regulatory approvals and commercialize our product candidates. Any termination of our collaboration agreement by Glaxo or termination of our collaboration agreement by Pfizer could have a material adverse impact on our ability to develop, obtain regulatory approval for or commercialize our product candidates being developed under the collaborations. Any termination of our collaboration agreements will terminate the funding we receive under the relevant collaboration agreement and may materially adversely impact our ability to fund further development efforts and may materially adversely impact our rate of development for our development programs.

We are commercializing Entereg for its approved POI indication in bowel resection surgery in collaboration with Glaxo. We have engaged a contract sales force of 17 sales representatives and Glaxo has a hospital sales force of approximately 250 sales representatives detailing Entereg. We are highly dependent on Glaxo’s commercial efforts to successfully commercialize Entereg.

We have limited commercial manufacturing capability and expertise. If we are unable to contract with third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements, we may be unable to obtain regulatory approval or to meet demand for our products.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended, and expect to continue to depend, on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. We may not be able to contract for the manufacture of sufficient quantities of the products we develop, or even to meet our needs for preclinical or clinical development. Our products may be in competition with other products for access to facilities of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give other products greater priority than our products. It is difficult and expensive to change contract manufacturers for pharmaceutical products. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if additional products are approved, on a timely and competitive basis.

To receive regulatory approval for a product, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture that product, and there is a risk that such approval may not be obtained for our product candidates. We are required to submit, in an NDA, information and data regarding chemistry, manufacturing and controls which satisfies the FDA that our contract manufacturers are able to make that product in accordance with current Good Manufacturing Practices, or cGMPs. Under cGMPs, our manufacturers and we will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of our products.

We maintain a contractual relationship with Torcan Chemical Ltd. for the supply of the active pharmaceutical ingredient in Entereg. We maintain a contractual relationship with Pharmaceutics International Inc. for the supply of Entereg finished capsules and a contractual relationship with Sharp Corporation for the packaging of Entereg finished capsules. We are reliant on these relationships to supply the commercial market for Entereg in POI. Any disruption in the supply of Entereg could materially adversely affect our commercial success.

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

We currently have no internal distribution capability, limited marketing capabilities and limited sales capabilities. In order to commercialize products, we must internally develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. We intend to sell some products directly in certain markets and rely on relationships with established pharmaceutical companies to sell products in certain markets. To sell any of our products directly, we must develop marketing and sales capabilities with technical expertise, as well as supporting distribution capabilities. We may not be able to establish these capabilities or relationships with third parties to effectively market and sell our products. To the extent that we enter into co-promotion or other licensing arrangements, our product revenues may be lower than if we directly marketed and sold our products, and any revenues we receive will depend upon the efforts of third parties, which efforts may not be successful.

Our ability to enter into new collaborations and to achieve success under existing collaborations is uncertain.

We have entered into, and may in the future enter into, collaborative arrangements, including our arrangements with Glaxo and Pfizer, for the development, marketing, sale and distribution of our product candidates, which require, or may require, us to share profits or revenues. We may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees and others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements.

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

Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize our product candidates and if we are not successful, our ability to generate revenue from the commercialization of any products resulting from our development efforts will be limited.

Our product candidates will require governmental approvals prior to commercialization. Because these product candidates are in development, we face the substantial risks of failure inherent in developing drugs based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. There can be no assurance that these standards will remain consistent over time, further complicating our ability to obtain marketing approvals for our product candidates. To satisfy these standards, we will need to conduct significant additional research, preclinical testing and clinical trials.

Preclinical testing and clinical development are long, expensive and uncertain processes. Failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Based on results at any stage of clinical trials, we may decide to discontinue development of our product candidates. Even if we obtain approval and begin marketing a product, ongoing clinical trials, including for other indications, may result in additional information that could affect our ability or decision to continue marketing the product. Even if we receive regulatory approval for our product candidates, we must comply with applicable FDA post-marketing regulations governing manufacturing, promotion, labeling, risk management and reporting of adverse events and other information, as well as other regulatory requirements. Failure to comply with applicable regulatory requirements could subject us to criminal penalties, civil penalties, recall or seizure of products, withdrawal of marketing approval, total or partial suspension of production or injunction, as well as other regulatory actions against our product or us.

We intend to explore opportunities to expand our product portfolio by acquiring or in-licensing product candidates. Although we conduct extensive evaluations of product candidate opportunities as part of our due diligence efforts, there can be no assurance that our product candidate development efforts related thereto will be successful or that we will not become aware of issues or complications that will cause us to alter, delay or terminate our product candidate development efforts.

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

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws.

We are required to submit pricing data to the federal government as a condition of selling Entereg to health care facilities of the Department of Veterans Affairs (VA), the Department of Defense (DoD) and other federal agencies and of having Entereg covered under Medicaid. These price reports are used to determine the amount of discounts that the manufacturer must provide to the VA and DoD health care networks. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. We depend upon Glaxo to calculate these prices for Entereg, and it is possible that Glaxo’s methodologies for calculating these prices could be challenged under false claims laws or other laws. If this were to occur, we could face substantial liability.

The federal Controlled Substances Act might impose significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of certain of our product candidates.

The federal Controlled Substances Act imposes significant restrictions, licensing and regulatory requirements on the manufacturing, distribution and dispensing of controlled substances. Therefore, we must determine whether the Drug Enforcement Administration (DEA) would consider any of our product candidates to be a controlled substance.

Facilities that conduct research, manufacture or distribute controlled substances must be registered to perform these activities and have the recordkeeping, reporting, security, control and accounting systems required by the DEA to prevent loss and diversion. Failure to maintain compliance, particularly as manifested in loss or diversion, can result in significant regulatory action, including civil, administrative or criminal penalties. In addition, many individual state laws also impose separate regulatory restrictions and requirements, including licenses, recordkeeping and reporting. We believe that it is unlikely that any of our product candidates, other than those which may act on the central nervous system, may be subject to regulation as controlled substances.

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

We may suffer significant setbacks in advanced clinical trials, even after favorable results in earlier trials.

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

Patient enrollment may be slow and patients may discontinue their participation in clinical studies, which may negatively impact the results of these studies and extend the timeline for completion of our and our collaborators’ development programs for our product candidates.

The time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	the nature of the clinical protocol requirements;

•	the patient eligibility criteria for the study;

•	the diversion of patients to other trials or marketed therapies;

•	the ability to recruit and manage clinical centers and associated trials; and

•	the proximity of patients to clinical sites.

We are subject to the risk that patients enrolled in our and our collaborators’ clinical studies for our product candidates may discontinue their participation at any time during the study as a result of a number of factors, including withdrawing their consent or experiencing adverse clinical events which may or may not be related to our product candidates under evaluation. We are subject to the risk that if a large number of patients in any one of our studies discontinue their participation in the study, the results from that study may not be positive or may not support an NDA for regulatory approval of our product candidates.

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

Our ability to successfully commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from:

•	government and health administration authorities; or

•	private health insurers and third-party payors.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. Increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could adversely affect our and our collaborators’ ability to commercialize our products, decrease the price that any of our collaborators or we would receive for any products in the future, and may impede patients’ ability to obtain reimbursement under their insurance programs for our products.

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

Other companies have product candidates in development to treat the conditions we are seeking to treat and they may develop effective and commercially successful products. Our competitors may succeed in developing products that are more effective than those that we may develop, that have fewer side effects, that are less expensive or that they market before we market any products we may develop.

Progenics Pharmaceuticals, Inc. is collaborating with Wyeth Pharmaceuticals to develop methylnaltrexone for the treatment of GI indications in both the acute and chronic settings. On April 24, 2008, Progenics Pharmaceuticals, Inc. and Wyeth Pharmaceuticals announced that the FDA had approved methylnaltrexone as a subcutaneous injection for the treatment of opioid induced constipation in patients with advanced illness who are receiving palliative care when response to laxative therapy has not been sufficient. In addition, there are products already on the market for use in treating irritable bowel syndrome which may be evaluated for utility in opioid induced bowel dysfunction. There may be additional competitive products being developed which could have a material adverse effect on our ability to successfully market and sell our products.

Our competitors include fully-integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

•	attract qualified personnel;

•	attract partners for acquisitions, joint ventures or other collaborations; and

•	license proprietary technology.

Reduction in the use of opioid analgesics would reduce the potential market for Entereg.

If the use of drugs or techniques which reduce the requirement for mu-opioids increase, the demand for Entereg would decrease. Various techniques to reduce the use of opioids are used in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the postoperative period can reduce or eliminate the use of opioids. Non-steroidal anti-inflammatory agents may also reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics which act at non-mu-opioid receptors also are under development. Many companies have developed and are developing analgesic products that compete with opioids or which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for Entereg.

We have been named in a purported class action lawsuit and related derivative lawsuits.

On April 21, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased our common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act, in connection with the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg, which allegedly had the effect of artificially inflating the price of our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. The complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors, asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act in connection with our public offering of stock in November 2003. We and our management and director defendants moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the defendants’ reply was filed on August 12, 2005. We believe that the allegations are without merit and intend to vigorously defend the litigation.

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly-qualified management and scientific personnel. We may not be successful in attracting or retaining qualified individuals. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly-skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel, it could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel and develop additional academic collaborations as we continue to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance on any of our employees.

Companies and universities that have licensed technology and product candidates to us are sophisticated entities that could develop similar products to compete with products we hope to develop.

Licensing product candidates from other companies, universities or individuals does not prevent such parties from developing competitive products for their own commercial purposes, nor from pursuing patent protection in areas that are competitive with us. The individuals who created these technologies are sophisticated scientists and business people who may continue to do research and development and seek patent protection in the same areas that led to the discovery of the product candidates that they licensed to us. The development and commercialization by us of successful products also is likely to attract additional research by our licensors and by other investigators who have experience in developing products for the pain management market. By virtue of their previous research activities, these companies, universities or individuals may be able to develop and market competitive products in less time than might be required to develop a product with which they have no prior experience.

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. Patent disputes in our industry are frequent and can preclude commercialization of products. Any patent-related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume substantial managerial and financial resources.

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

We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license such technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not fully control the prosecution of patents relating to in-licensed technology and, accordingly, are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

If we engage in an acquisition, reorganization or business combination, we will incur a variety of risks that could adversely affect our business operations or our stockholders.

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

Authorized shares of our common stock and preferred stock are available for future issuance without stockholder approval. The existence of unissued common stock and preferred stock may enable our Board of Directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, which would protect the continuity of our management.

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

Under our collaboration agreement with Glaxo and under our agreement with Pfizer, there are certain limitations on the ability of Glaxo and Pfizer to acquire our securities. These limitations make it more difficult for Glaxo or Pfizer to acquire us, even if such an acquisition would benefit our stockholders. The limitations do not prevent Glaxo or Pfizer, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at our annual meeting of stockholders held in Malvern, Pennsylvania, on May 22, 2008:

I.	To elect three Class I directors to hold office for a term of three years, until the annual meeting of stockholders in 2011:

NUMBER OF VOTES

NOMINEE	FOR	WITHHELD	BROKER NON-VOTES
Armando Anido	36,268,284	421,546	0
Michael R. Dougherty	36,283,892	405,938	0
George V. Hager, Jr.	36,267,942	421,888	0

Our directors who continued after the meeting include: two Class II directors whose terms expire in 2009, Georges Gemayel, Ph.D., and David M. Madden; and three Class III directors whose terms expire in 2010, Paul Goddard, Ph.D., Claude H. Nash, Ph.D., and Donald Nickelson.

II.	To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

NUMBER OF VOTES

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
36,612,289	57,038	20,502	0

III.	To approve an amendment to the Adolor Corporation Amended and Restated 2003 Stock-Based Incentive Compensation Plan (“2003 Plan”) to increase the number of shares of common stock authorized for issuance under the 2003 Plan by 1,600,000 shares from 6,000,000 to 7,600,000 shares:

NUMBER OF VOTES

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
32,684,077	2,827,633	1,178,118	0

ITEM 6.	EXHIBITS:

The following exhibits are filed as part of this report on Form 10-Q:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: August 5, 2008	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer