Form 10-Q
period 2008-09-30
ADOLOR CORP
filed 2008-10-28
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of October 15, 2008
Common Stock, par value $0.0001 per share	46,333,735 Shares

ADOLOR CORPORATION

FORM 10-Q

September 30, 2008

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning in connection with any discussion of, among other things, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our dependence on sales of Entereg® (alvimopan) in the United States and the commercial prospects and future marketing efforts for this product;

•

our anticipated scientific progress in our research programs and our development of potential pharmaceutical products including our ongoing or planned clinical trials, the status, timing, costs and results of such trials, the ability to secure regulatory approval for our product candidates and the likelihood or timing of revenues from these products, if any;

•	the future development and commercialization plans for our opioid bowel dysfunction program;

•

the scope and duration of our intellectual property protection for our products and product candidates, our ability to adequately protect our technologies and enforce our intellectual property rights and the future expiration of patent and/or regulatory exclusivity on alvimopan;

•

our anticipated operating losses and cash requirements, projections regarding the levels of our cash, cash equivalents and investments and our ability to raise additional funds in light of our current and projected level of operations; and

•	other statements regarding matters that are not historical facts or statements of current condition.

Any or all of our forward-looking statements in this report and in the documents to which we have referred you may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	the acceptance of Entereg by hospitals, physicians and patients in the marketplace;

•	scientific or regulatory setbacks with respect to research programs, clinical trials, manufacturing activities or commercial activities;

•	the timing and unpredictability of regulatory actions;

•	our ability to launch new products effectively;

•	unanticipated cash requirements to support current operations, expand our business or incur capital expenditures;

•	the inability to adequately protect our key intellectual property rights;

•	the loss of key management or scientific personnel;

•	the activities of our competitors;

•	regulatory, legal or other setbacks with respect to our operations or business;

ii

•	market conditions in the capital markets and the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

•	enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

ADOLOR CORPORATION

Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,617,958	$15,575,804
Short-term investments	140,173,237	151,613,695
Accounts receivable	3,634,751	1,592,009
Prepaid expenses and other current assets	3,080,575	3,953,809

Total current assets	153,506,521	172,735,317
Equipment and leasehold improvements, net	4,676,693	5,776,410
Other assets	120,750	164,925

Total assets	$158,303,964	$178,676,652

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,648,341	$874,994
Accrued expenses	8,262,355	6,703,970
Customer deposits	159,269	—
Deferred licensing fees and rent – current	14,071,511	17,612,990

Total current liabilities	24,141,476	25,191,954
Deferred licensing fees and rent – non-current	31,725,118	41,098,260
Other liabilities	12,240	32,960

Total liabilities	55,878,834	66,323,174

Commitments and contingencies (Note 7)

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,333,735 and 46,027,003 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4,633	4,603
Additional paid-in capital	541,897,408	536,893,567
Unrealized gains on available for sale securities	292,918	399,791
Accumulated deficit	(439,769,829)	(424,944,483)

Total stockholders’ equity	102,425,130	112,353,478

Total liabilities and stockholders’ equity	$158,303,964	$178,676,652

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Operations

Three and nine months ended September 30, 2008 and 2007

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Product sales, net	$167,880	$—	$167,880	$—
Contract revenues	7,702,251	1,820,078	40,877,593	5,446,700

Total revenues, net	7,870,131	1,820,078	41,045,473	5,446,700

Operating expenses incurred:
Cost of product sales	13,431	—	13,431	—
Research and development	14,133,503	11,439,730	38,816,751	32,948,745
Selling, general and administrative	7,889,233	5,800,276	20,662,427	17,142,390

Total operating expenses	22,036,167	17,240,006	59,492,609	50,091,135

Loss from operations	(14,166,036)	(15,419,928)	(18,447,136)	(44,644,435)
Interest income	910,757	1,882,149	3,624,956	6,170,094
Other income (expense)	—	(1,526)	(3,166)	131,914

Net loss	$(13,255,279)	$(13,539,305)	$(14,825,346)	$(38,342,427)

Basic and diluted net loss per share	$(0.29)	$(0.29)	$(0.32)	$(0.83)

Shares used in computing basic and diluted net loss per share	46,293,701	45,939,479	46,112,197	45,930,461

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statement of Stockholders’ Equity

For the nine months ended September 30, 2008

(Unaudited)

	Common stock		Additional paid-in capital	Unrealized gains on available for sale securities	Accumulated deficit	Total stockholders’ equity

	Number of shares	Amount
Balance, December 31, 2007	46,027,003	$4,603	$536,893,567	$399,791	$(424,944,483)	$112,353,478
Vesting of deferred stock	343,109	34	(34)	—	—	—
Stock issued to directors	10,881	1	(1)	—	—	—
Forfeiture of restricted stock	(5,000)	—	—	—	—	—
Purchase and retirement of deferred stock	(81,326)	(8)	(425,230)	—	—	(425,238)
Compensation expense under SFAS 123R	—	—	5,281,540	—	—	5,281,540
Exercise of stock options	39,068	3	147,566	—	—	147,569
Unrealized losses on investments	—	—	—	(106,873)	—	(106,873)
Net loss	—	—	—	—	(14,825,346)	(14,825,346)

Balance, September 30, 2008	46,333,735	$4,633	$541,897,408	$292,918	$(439,769,829)	$102,425,130

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine months ended September 30,
	2008	2007
Net cash flows from operating activities:
Net loss	$(14,825,346)	$(38,342,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,260,820	5,497,809
Deferred licensing fees and rent	(12,914,621)	(2,585,296)
Depreciation expense	1,503,988	1,794,628
Changes in assets and liabilities:
Accounts receivable	(2,042,742)	2,280,430
Prepaid expenses and other current assets	873,234	1,575,391
Other assets	44,175	77,828
Accounts payable	773,347	(668,756)
Accrued expenses	1,925,854	(7,451,265)
Customer deposits	159,269	—

Net cash used in operating activities	(19,242,022)	(37,821,658)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements, net of disposals	(771,740)	(666,661)
Purchase of short-term investments	(125,653,415)	(107,652,936)
Maturities/sales of short-term investments	136,987,000	149,000,000

Net cash provided by investing activities	10,561,845	40,680,403

Net cash flows from financing activities:
Net proceeds from exercise of stock options	147,569	21,003
Payment of withholding taxes related to deferred stock	(425,238)	—
Proceeds received on notes receivable	—	6,681

Net cash provided by (used in) financing activities	(277,669)	27,684

Net increase (decrease) in cash and cash equivalents	(8,957,846)	2,886,429
Cash and cash equivalents at beginning of period	15,575,804	3,278,858

Cash and cash equivalents at end of period	$6,617,958	$6,165,287

Supplemental disclosure of cash flow information:
Cash received from sale of Pennsylvania research and development tax credits	$—	$142,938
Unrealized gains (losses) on available for sale securities, net	(106,873)	369,169
Change in accrued expenses related to purchases of equipment	(367,469)	—

The accompanying notes are an integral part of these financial statements.

Adolor Corporation

Notes to Financial Statements

September 30, 2008

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. On May 20, 2008, the U.S. Food and Drug Administration (FDA) approved our first product, Entereg® (alvimopan), for the management of postoperative ileus following bowel resection surgery (POI). Entereg is specifically indicated to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. In collaboration with Glaxo Group Limited (Glaxo), the Company launched Entereg in the United States in mid-2008.

The Company also has a number of product candidates in various stages of preclinical and clinical development. The Company maintains a portfolio of product candidates to treat opioid bowel dysfunction (OBD), a condition that often results from chronic use of opioid analgesics to treat persistent pain conditions. These OBD product candidates include alvimopan, alvimopan/opioid analgesic combinations and ADL7445. In September 2008, the Company announced that Glaxo returned to the Company all worldwide rights to alvimopan for the chronic OBD indication. The Company currently is exploring partnering opportunities for the further development of its OBD product candidates. The Company also is collaborating with Pfizer Inc. (Pfizer) for the development and commercialization of two delta opioid receptor agonist compounds, ADL5859 and ADL5747, for the treatment of pain. ADL5859 currently is in Phase 2a clinical testing; ADL5747 is in Phase 1 clinical testing. Our other product candidates are in preclinical development for treating moderate-to-severe pain conditions.

The Company was considered to be a development stage enterprise, as defined in Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises, through June 30, 2008. With the commencement of product sales in the quarter ended September 30, 2008, the Company is no longer considered to be a development stage enterprise.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes audited financial statements at December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. The estimates made are principally in the areas of revenue recognition, research and development expense accruals and stock option expenses. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Product Sales Recognition

Adolor recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 104, Revenue Recognition, and Emerging Issues Task Force (EITF)

Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Entereg was approved by the FDA in May 2008 and initial product shipments to hospitals began in June 2008. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, we will defer recognition of revenue associated with the first shipment of Entereg to each hospital customer as we are not yet able to reasonably estimate future returns. When an existing customer places a new order, we recognize revenue on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. Hospital orders are processed through wholesalers; however, Entereg is drop-shipped from Glaxo’s warehouse directly to a hospital registered under the Entereg Access Support and Education (E.A.S.E.™) Program. Once we have developed sufficient historical experience to estimate product returns, we intend to recognize net product sales upon the transfer of ownership and risk of loss for the product to the customer.

We record product sales net of prompt payment discounts, returns and other discounts as reported to us by Glaxo. When payment from Glaxo is received but the conditions for revenue recognition have not yet been met, we will record a liability classified as customer deposits.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures on fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one year deferral for the implementation of SFAS 157 for certain non-financial assets and liabilities.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for identical or similar assets and liabilities that are not active, quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair value measurements at September 30, 2008 using
	Total carrying value as of September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Short-term investments	$140,173,237	$140,173,237	$—	$—

Short-term investments are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. The adoption of SFAS No. 157 did not have any impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS No. 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument-by-instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have any impact on the Company’s results of operations and financial position.

In June 2007, the FASB ratified the consensus reached in EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (Issue No. 07-03). Issue No. 07-03 requires that non-refundable advance payments for future research and development activities should be deferred and recognized as an expense as goods are delivered or the related services are performed. Issue No. 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of Issue No. 07-03 did not have a material impact on the Company’s results of operations and financial position.

3.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(13,255,279)	$(13,539,305)	$(14,825,346)	$(38,342,427
Unrealized gains (losses) on available for sale securities, net	275,450	390,519	(106,873)	369,169

Comprehensive loss	$(12,979,829)	$(13,148,786)	$(14,932,219)	$(37,973,258)

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade, fixed income securities with original maturities of greater than three months. All investments are classified as “available for sale” and are considered current assets as management has the ability to sell such investments at any time.

The following summarizes our short-term investments at September 30, 2008 and December 31, 2007:

	Cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government obligations at September 30, 2008	$139,880,319	$312,982	$(20,064)	$140,173,237

U.S. Government obligations at December 31, 2007	$151,213,904	$419,412	$(19,621)	$151,613,695

Short-term investments at September 30, 2008 and December 31, 2007 had maturities of up to twelve months.

5.	CONTRACT REVENUES

Contract revenues for the three and nine months ended September 30, 2008 and 2007 consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Milestone revenue	$—	$—	$20,000,000	$—
Amortization of deferred license fees	4,067,500	821,134	12,792,726	2,463,401
Cost reimbursement under collaboration agreements	3,634,751	998,944	8,084,867	2,983,299

Total contract revenues	$7,702,251	$1,820,078	$40,877,593	$5,446,700

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of Entereg for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends until March 2016. Revenue related thereto of $0.8 million was recognized in each of the three-month periods ended September 30, 2008 and 2007, and $2.5 million was recognized in each of the nine-month periods ended September 30, 2008 and 2007. During the nine months ended September 30, 2008, the Company recorded $20.0 million in milestone revenue under the Glaxo collaboration agreement following FDA approval of Entereg for POI in May 2008. Glaxo has the right to terminate the collaboration agreement, subject to the terms of specified notice provisions contained in the agreement. In September 2008, Glaxo terminated the agreement with respect to, among other things, the OBD indication. Glaxo retained its rights with respect to the POI indication.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to us by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and $3.0 million for the nine months ended September 30, 2008 and 2007, respectively.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the third quarter of 2008, the performance period was extended by six months to August 2010 based on the current status of the development program. The Company recorded amortization of deferred license fees under the collaboration agreement with Pfizer of $3.3 million and $10.3 million in the three- and nine-month periods ended September 30, 2008, respectively.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursement from Pfizer of $2.6 million and $5.1 million in the three-month and nine-month periods ended September 30, 2008, respectively.

All revenue associated with cost reimbursement under collaboration agreements recognized in the three months ended September 30, 2008 is included in accounts receivable at September 30, 2008.

6.	STOCKHOLDERS’ EQUITY

During the three- and nine-month periods ended September 30, 2008, the Company granted options for 167,500 and 1,574,500 shares of common stock, respectively, to employees and non-employee directors. The employee stock options vest monthly over a four-year period beginning from the date of grant; the non-employee director stock options generally vest monthly over a one-year period beginning from the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The fair value of the options granted during the three- and nine-month periods ended September 30, 2008 was $0.4 million and $4.7 million, respectively, and such amounts will be amortized over the applicable vesting period.

During the nine-month period ended September 30, 2008, the Company granted approximately 190,000 deferred and restricted stock awards and, upon FDA approval of Entereg for POI, approximately 381,000 deferred and restricted stock awards vested. In connection with the vesting of restricted and deferred stock awards during the nine months ended September 30, 2008, approximately 81,000 shares, with an aggregate fair value of $0.4 million, were withheld and retired in satisfaction of minimum tax withholding obligations. At September 30, 2008, an aggregate of 62,500 shares of deferred stock and restricted stock awards remain unvested.

For the three- and nine-month periods ended September 30, 2008, compensation expense recognized related to all outstanding stock options was $1.2 million and $3.9 million, respectively. For the nine-month period ended September 30, 2008, compensation expense related to all deferred and restricted stock awards was $1.4 million.

7.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Adolor common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, in connection with the announcement of the results of certain studies in our Phase 3 clinical trials for alvimopan, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. Together with the management and director defendants, the Company moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the Company’s reply was filed on August 12, 2005.

On August 2, 2004, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase 3 clinical trials for alvimopan. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, the Company filed a motion challenging the standing of the derivative plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to these motions on January 27, 2005 and the Company filed reply briefs on February 18, 2005.

The Company believes that the allegations in each of these matters are without merit and intend to vigorously defend against the litigation. The Company has not accrued any amount in its financial statements as of September 30, 2008 for these matters, and the Company awaits the decision of the court in each matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2007.

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. On May 20, 2008, the U. S. Food and Drug Administration (FDA) approved our first product, Entereg® (alvimopan), for the management of postoperative ileus following bowel resection surgery (POI). Entereg is specifically indicated to accelerate the time to upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis.

While we are seeking to achieve profitability and positive cash flow from operations, we will need to grow sales of Entereg significantly beyond current levels before we will be able to achieve these objectives. The rate of our future growth will depend on, among other things, the acceptance of Entereg in the marketplace, our ability to maintain adequate intellectual property protection for Entereg and our success in developing and commercializing additional product candidates. Ultimately, we may never generate significant product sales revenues, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis or sufficient to generate the operating cash flow to support our current or projected levels of operation.

Entereg (alvimopan) for POI

Together with our partner, Glaxo Group Limited (Glaxo), we launched Entereg in the United States in mid-2008. Entereg is detailed primarily by Glaxo’s national hospital-based sales organization. We are co-promoting Entereg in certain hospitals utilizing our 17-person contract sales force. Entereg was approved subject to a Risk Evaluation and Mitigation Strategy (REMS) under which the product is available only to hospitals that perform bowel resections and are enrolled in the Entereg Access Support and Education (E.A.S.E.™) Program. Our initial launch efforts have been focused on registering hospitals in the E.A.S.E. Program. As of October 15, 2008, approximately 900 hospitals have been registered.

Under our agreement with Glaxo, we have a profit-sharing arrangement under which we receive 45% and Glaxo receives 55% of profits, as defined. Profits are calculated as net sales of Entereg less certain agreed-upon costs and subject to certain adjustments. After the first three years of commercial sales, the parties will share such profits equally. Net shipments of Entereg through September 30, 2008 were $0.6 million, of which $0.2 million was recognized as product sales revenue in the third quarter of 2008.

Glaxo and we also are exploring further clinical studies of Entereg for POI resulting from pain management following surgical procedures other than bowel resection surgeries. In 2008, we expect to begin a Phase 4 study of Entereg in patients undergoing radical cystectomy.

OBD Program

We maintain a portfolio of product candidates to treat opioid bowel dysfunction (OBD), a condition that often results from chronic use of opioid analgesics to treat persistent pain conditions. These OBD product candidates include alvimopan, alvimopan/opioid analgesic combinations and ADL7445. In September 2008, we announced that Glaxo returned to us all worldwide rights to alvimopan in chronic OBD. We currently are exploring partnering opportunities for the further development of our OBD product candidates, including alvimopan for OBD.

Alvimopan for OBD

Prior to its return of the alvimopan OBD rights to us, Glaxo conducted several clinical studies of alvimopan for the treatment of OBD in patients taking opioid analgesics for persistent pain conditions. In September 2006, Glaxo and we announced top-line results from two Phase 3 registration studies, Study 012 and Study 013, of alvimopan for the treatment of

OBD in patients with chronic non-cancer pain. Study 012 enrolled 518 patients who experienced symptoms of OBD. This study achieved statistical significance for the primary endpoint, the proportion of patients who had a weekly average of three or more spontaneous bowel movements (SBMs) and an increase from baseline of one or more SBMs a week over the 12-week treatment period in patients treated with alvimopan 0.5 mg twice daily. Study 013 enrolled 485 patients and had the same primary endpoint as Study 012. The Study 013 results were not statistically significant.

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients taking opioids for chronic non-cancer pain and experiencing OBD. Results from Study 014 showed numerically more myocardial infarctions and other cardiovascular serious adverse events reported by patients treated with alvimopan compared to placebo. The results of Study 014 also showed an increase in the incidence of benign neoplasms, malignant neoplasms, skin cancers and unspecified neoplasms, including polyps, and the incidence of fractures reported in patients receiving alvimopan, compared to placebo. At that time, Glaxo and we put the OBD development program on hold and withdrew the protocol for an additional Phase 3 safety and efficacy study in patients with OBD (Study 015). In addition, Glaxo stopped Study 101684, an extension of Study 008 in a cancer pain population, and we stopped Study 228, a study of our combination product candidate described below. In June 2007, the FDA placed the alvimopan Investigational New Drug Applications (INDs) on clinical hold pending submission and analysis of additional information and notification by the FDA that clinical studies with alvimopan may resume.

In July 2008, the clinical hold was lifted by the FDA and, in September 2008, Glaxo returned to us the worldwide rights to alvimopan in the chronic OBD indication. Also in September 2008, we filed with the FDA a Special Protocol Assessment (SPA) for a Phase 3 safety and efficacy trial of alvimopan in OBD. We have not yet received a response from the FDA on our SPA.

Combination Program

We have been developing product candidates that combine alvimopan and an opioid analgesic. This combination is intended to produce the pain relief of an opioid while reducing constipating side effects. During the second quarter of 2006, we commenced Study 228, a Phase 2 dose-ranging study in which alvimopan was co-administered with hydrocodone/APAP. Based on the data from Study 014, we suspended enrollment in Study 228 in rotator cuff surgery patients and later discontinued the study. We also filed an IND for a co-formulated hydrocodone/APAP and alvimopan product candidate and have completed a Phase 1 pharmacokinetic study that showed comparable drug levels in the co-formulated product and co-administered products. We do not have any active clinical studies for our combination product candidates.

ADL7445

ADL7445 is a proprietary small molecule, peripherally-acting mu-opioid receptor antagonist intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia. ADL7445 has demonstrated safety and efficacy in preclinical models.

Delta Agonists

We are collaborating with Pfizer Inc. (Pfizer) for the development and commercialization of the delta opioid agonist compounds, ADL5859 and ADL5747, for the treatment of pain. The delta receptor is one of three opioid receptors that modulate pain; the other receptors being the mu and kappa receptors. Today, all marketed opioid drugs interact primarily with the mu receptor, primarily in the central nervous system. We have identified a series of novel, orally-active delta agonists that selectively stimulate the delta opioid receptor. Our goal is to develop medications that produce pain relief similar to traditional mu opioids, while reducing or eliminating some typical narcotic side effects.

ADL5859 currently is being studied in Phase 2a clinical trials in subjects with pain associated with rheumatoid arthritis (Study 33CL232) and pain associated with diabetic peripheral neuropathy (Study 33CL231). We completed a Phase 2a study of ADL5859 in treating acute pain after surgical removal of impacted third molars. While ADL5859 was generally well tolerated in the study, ADL5859 showed no efficacy signal in this indication. ADL5747 currently is in Phase 1 clinical testing.

Discovery Research and In-licensing Efforts

Our pain research efforts initially focused on designing small molecules to target opioid receptors as a means of improving the benefit-to-risk profile of currently available opioid analgesics. While work continues on the selective targeting of opioid receptors, we also are seeking to use advancements in molecular biology and medicinal chemistry to design molecules that target other, non-opioid, pain receptors. Beyond our internal discovery research efforts, we believe there may be opportunities to expand our product portfolio through the acquisition or in-licensing of products and/or product development candidates and intend to continue to explore and evaluate such opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $146.8 million at September 30, 2008 and $167.2 million at December 31, 2007, representing 93% and 94% of our total assets, respectively. We invest excess cash in United States Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $129.4 million at September 30, 2008 compared to $147.5 million at December 31, 2007, driven primarily by the use of cash to fund our operating activities.

The following is a summary of selected cash flow information for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
	2008	2007
Net loss	$(14,825,346)	$(38,342,427)
Adjustments for non-cash operating items	(6,149,813)	4,707,141

Net cash operating loss	(20,975,159)	(33,635,286)
Net change in assets and liabilities	1,733,137	(4,186,372)

Net cash used in operating activities	$(19,242,022)	$(37,821,658)

Net cash provided by investing activities	$10,561,845	$40,680,403

Net cash provided by (used in) financing activities	$(277,669)	$27,684

Net Cash Used in Operating Activities

Net operating cash outflows of $19.2 million for the nine-month period ended September 30, 2008 resulted primarily from research and development expenditures associated with our product candidates, as well as compensation costs and selling, general and administrative expenses. The 2008 outflows were partially offset by $26.4 million received under the Entereg and delta collaboration agreements, including a $20.0 million milestone payment from Glaxo following FDA approval of Entereg for POI.

Net Cash Provided By Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2008 relates to purchases and maturities of investment securities, as well as capital expenditures for property and equipment. Capital expenditures during the nine months ended September 30, 2008 were primarily for the purchase of laboratory equipment, furniture and fixtures and office equipment and leasehold improvements associated with our leased facility. We expect to fund our future operations through the maturities of investments in our portfolio.

Net Cash Provided By (Used In) Financing Activities

Net cash outflows used in financing activities were not significant for the nine months ended September 30, 2008.

Outlook

We expect to use our cash, cash equivalents and investments for working capital and general corporate purposes necessary to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from amounts received under collaboration agreements. Our accumulated deficit at September 30, 2008 was $439.8 million and we expect to continue to incur substantial losses for at least the next several years.

We may never generate significant product sales, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis or sufficient to support our current or projected levels of operations. At this time, we cannot accurately predict the effect of certain developments on our product sales, such as the degree of market acceptance, patent protection and exclusivity of Entereg, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our other product candidates. However, we believe that our existing cash, cash-equivalents and investments are adequate to fund our operations through 2010 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We may need to obtain funding for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

Research and Development

Over the past few years, we have incurred significant expenditures relating to conducting clinical studies to develop new pharmaceutical products. During the remainder of 2008 and in 2009 we expect to continue to incur significant levels of both internal and external research and development expenditures related to our preclinical and clinical product candidates. We expect to begin or continue a number of clinical programs including, among others, a Phase 4 study of Entereg for the management of POI in patients undergoing radical cystectomy and additional Phase 2a clinical trials of ADL5859 and ADL5747. We also expect to continue to conduct research, preclinical studies and process development activities on other product candidates. It is likely that expenses related to these efforts will increase over time should these programs advance to later stages of development. To manage and support the expected level of clinical development over the next several years, we anticipate hiring additional employees.

With respect to our OBD product candidates, we are actively exploring partnering opportunities for the further development of these candidates. At this time, we can not accurately predict whether we will determine to partner this program and, if so, what will be our share of the costs of clinical studies undertaken, if any.

Entereg for POI

Our ability to generate positive cash flow from operations depends, in large part, on our ability to successfully commercialize Entereg in the United States. To that end, we expect that sales and marketing expenses associated with the product will continue to increase during the remainder of 2008 and into 2009. Prior to the FDA approval of Entereg for POI, costs associated with the manufacture of alvimopan were expensed to research and development. As a result, at September 30, 2008, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the September 30, 2008 balance sheet. Certain of this inventory is expected to be used in further research and development activities, with the remaining inventory available for commercial sale. To the extent that this inventory is sold, our cost of product sales will not reflect costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of Entereg for POI.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 in the “Critical Accounting Policies and Estimates” section and the “Recently Issued Accounting Pronouncements” section.

Product Sales Recognition – We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 104, Revenue

Recognition, and Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Entereg was approved by the FDA in May 2008 and initial product shipments to hospitals began in June 2008. In accordance with Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, we will defer recognition of revenue associated with the first shipment of Entereg to each hospital customer as we are not yet able to reasonably estimate future returns. When an existing customer places a new order, we recognize revenue on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. Hospital orders are processed through wholesalers; however, Entereg is drop-shipped from Glaxo’s warehouse directly to a registered hospital. Once we have developed sufficient historical experience to estimate product returns, we intend to recognize net product sales upon the transfer of ownership and risk of loss for the product to the customer.

We record product sales net of prompt payment discounts, returns and other discounts as reported to us by Glaxo. When payment from Glaxo is received but the conditions for revenue recognition have not yet been met, we will record a liability classified as customer deposits.

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Product Sales

Net product sales are related solely to Entereg for POI. Entereg was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. In accordance with SFAS No. 48, we defer recognition of revenue associated with the first shipment of Entereg to each hospital customer as we are not yet able to reasonably estimate future returns. When an existing customer places a new order, we recognize product sales on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. Hospital orders are processed through wholesalers; however, product is drop-shipped from Glaxo’s warehouse directly to a registered hospital. Customers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to us.

Net shipments of Entereg through September 30, 2008 were approximately $0.6 million. Pursuant to our revenue recognition policy, we recognized net product sales of $0.2 million on shipments to the approximately 50 hospitals that reordered Entereg during the three and nine months ended September 30, 2008. We have a customer deposit balance of approximately $0.2 million at September 30, 2008. Customer deposits represent net shipments made for which payment has been received from Glaxo, but which have not been recognized as product sales revenue. The remaining $0.2 million difference represents product shipments for which payment has not yet been received from Glaxo.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestones, amortization of up-front license fees and cost reimbursement. Contract revenues were $7.7 million and $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and were $40.9 million and $5.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 was primarily the result of a $20.0 million milestone payment received from Glaxo in conjunction with FDA approval of Entereg for POI and contract revenues associated with the Pfizer collaboration.

Cost of Product Sales

Cost of product sales was negligible in the three and nine months ended September 30, 2008 and consisted of royalty payments under certain alvimopan license agreements. Prior to the FDA approval of Entereg for POI, costs associated with the manufacture of alvimopan were expensed to research and development. Accordingly, no manufacturing costs were recorded in cost of product sales during the three and nine months ended September 30, 2008.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. Internal expenses include expenses such as personnel, laboratory and overhead expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Research and development expenses were

$14.1 million and $11.4 million for the three months ended September 30, 2008 and 2007, respectively, and were $38.8 million and $32.9 million for the nine months ended September 30, 2008 and 2007, respectively, and consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
External research and development expenses:
Entereg POI program	$260,725	$968,021	$3,884,949	$3,868,062
OBD program	600,166	424,153	734,517	2,362,108
Delta program	4,328,655	3,318,828	8,457,076	6,956,818
Other programs	3,072,824	1,031,954	6,519,461	2,031,288

Total external research and development expenses	8,262,370	5,742,956	19,596,003	15,218,276
Total internal research and development expenses	5,871,133	5,696,774	19,220,748	17,730,469

Total research and development expenses	$14,133,503	$11,439,730	$38,816,751	$32,948,745

In 2008, total research and development expenses increased due to additional activity in our preclinical programs and the cost of Phase 2a clinical studies in our delta program, partially offset by lower expenses in our OBD program during the nine months ended September 30, 2008 and lower expenses in our POI program during the three months ended September 30, 2008.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $7.9 million and $5.8 million for the three months ended September 30, 2008 and 2007, respectively, and were $20.7 million and $17.1 million for the nine months ended September 30, 2008 and 2007, respectively. The expense increases in 2008 were primarily driven by sales and marketing expenses related to the launch of Entereg.

Interest Income

Our interest income was $0.9 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively, and was $3.6 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively. The decreases in 2008 were due to the use of cash in operating activities and a decline in interest rates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at September 30, 2008 totaled $140.2 million, and the weighted-average yield was approximately 2.1% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 7 of the Financial Statements included in Part I, Item 1 of this Report.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, in addition to the other information contained in this report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

During the next several years, we will be highly dependent on the commercial success of Entereg for use in POI, and we may be unable to attain profitability and positive cash flow from operations based solely on product sales of Entereg.

In May 2008, the FDA approved Entereg for use in the treatment of POI. Entereg is for hospital use only and is available only to hospitals that have been registered under our E.A.S.E. Program. The commercial success of Entereg will depend on several factors, including the following:

•	the number of hospitals that register for the E.A.S.E. Program;

•	the ability to obtain formulary acceptance for Entereg within registered hospitals;

•	the effectiveness of Glaxo’s and our sales and marketing efforts;

•

the acceptance of Entereg in the medical community, particularly with respect to whether physicians, patients and healthcare payors view Entereg as safe and effective for its labeled indication or whether the product benefits outweigh the cost of the product;

•	the occurrence of any side effects, adverse reactions or misuse (or any unfavorable publicity relating thereto) stemming from the use of Entereg; and

•	the development of competing products or therapies for the treatment of POI.

Ultimately, we may never generate sufficient revenues from Entereg for us to reach profitability or sustain our current or projected levels of operations.

Restrictions on Entereg may have the effect of limiting the commercial prospects for the product.

Entereg was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy (REMS). The FDA has determined that a REMS is necessary to ensure that the benefits of Entereg in POI outweigh the risks. Our Entereg product labeling carries a boxed warning that Entereg is available only for short-term (15 doses) use in hospitalized patients. The REMS and the boxed warning may make it more difficult to market and sell Entereg. We will not be able to market and sell Entereg to hospitals that do not register for the E.A.S.E. Program. Hospitals may be unwilling or unable to comply with the requirements for registration in the E.A.S.E. Program. For example, hospitals may not have systems, order sets, protocols or other measures in place to limit the use of Entereg to no more than 15 doses per patient and to ensure in-hospital use only. Hospitals also may not have controls in place to ensure that Entereg will neither be dispensed for outpatient use nor be transferred to unregistered hospitals. In such cases, we will be unable to register these hospitals in the E.A.S.E. Program. If we are not able to register a significant number of hospitals in the E.A.S.E. Program, it is unlikely that Entereg in POI will be a commercial success. Further, even if we are successful in registering hospitals, there can be no assurance that such hospitals will order Entereg in meaningful amounts, if at all.

Selling a pharmaceutical product in the hospital setting presents certain challenges. Each hospital environment is different, and each hospital or hospital group’s prescribing is influenced by a list of accepted drugs called a formulary. Most hospitals have a committee, often called a pharmacy and therapeutics (P&T) committee, which meets periodically to discuss which pharmaceutical products to add to the formulary. Once a pharmaceutical is on formulary, it is easier for a physician within a hospital or hospital group to prescribe the drug. Hospital formulary approval is critical to the commercial success of Entereg and we cannot assure you that a sufficient number of hospitals will include Entereg on formulary.

Our product sales revenues from Entereg and related financial results will fluctuate and these fluctuations may adversely affect our stock price.

Forecasting revenue is difficult, especially when there is little commercial history and when the level of market acceptance of the product is uncertain. For Entereg, the registration process required under the E.A.S.E. Program is likely to slow uptake of the product. As a result of these factors, it is likely that we will experience significant fluctuations in Entereg product sales from period to period, which may not meet with market expectations and which may adversely affect our stock price. Other factors that may cause our financial results to fluctuate include the achievement and timing of research and development milestones and other collaboration revenues, the cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

Alvimopan may never be successfully developed for chronic use in OBD.

In April 2007, the development plan for alvimopan in OBD was suspended while findings from a long-term safety study, Study 014, were evaluated. In June 2007, the FDA placed the alvimopan INDs on clinical hold; the hold was subsequently lifted in July 2008. In September 2008, we announced that Glaxo returned to us all worldwide rights to alvimopan in chronic OBD. We currently are exploring partnering opportunities for the further development of our OBD product candidates, including alvimopan for OBD. If we are unable to secure a partner for these programs, we would be solely responsible for all development expenses. We may not be in a position to continue development of alvimopan in OBD on our own without additional funding or a collaboration partner. As such, there is a risk that we are unable to continue any further development of alvimopan in OBD.

Even with a collaboration partner, the safety and efficacy results seen in previous studies of alvimopan in OBD may have an impact on the likelihood of any future approval of the product candidate. Results from Study 014 showed an increase in myocardial infarctions and other cardiovascular serious adverse events reported by patients treated with alvimopan compared to placebo. The results of Study 014 also showed an increase in the incidence of benign neoplasms, malignant neoplasms, skin cancers and unspecified neoplasms, including polyps, and the incidence of fractures reported in patients receiving alvimopan compared to placebo. These findings may make it difficult to design and conduct further clinical studies that would be necessary for FDA approval in this indication. In addition, these adverse events in Study 014, or any adverse event imbalances in any subsequent studies of alvimopan in OBD, could have a negative impact on the commercial success of Entereg for POI.

Glaxo conducted two identically designed Phase 3 registration studies in OBD in patients with chronic, non-cancer pain (Studies 012 and 013). Study 012 achieved statistical significance in its primary endpoint, while Study 013 did not achieve statistical significance in its primary endpoint. In addition, a Phase 2b investigation of alvimopan in patients with cancer pain treated with opioid analgesics did not reach statistical significance in the primary endpoints. These mixed efficacy results from these studies may suggest that any subsequent Phase 3 studies of alvimopan in OBD will not be successful.

In September 2008, we submitted a protocol to FDA under a Special Protocol Assessment (SPA) for a safety and efficacy study of alvimopan in OBD. We have not yet heard back from the FDA on our SPA, and the timing and content of the FDA response could have a significant impact on our ability to secure a partner for this product candidate or otherwise continue development of this product candidate.

Our delta agonist program may not lead to successful drug candidates.

To date, no selective delta agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We are developing our delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in clinical development. Drug development is a highly uncertain process; our delta product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful products.

If we continue to incur significant operating losses, we may be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and our accumulated deficit as of September 30, 2008 was $439.8 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. We expect to continue to generate substantial losses for at least the next several years as we expand our research and development and sales and marketing activities. We seek to obtain profitability, but we cannot be sure that we will ever achieve significant product revenue from Entereg for POI or any of our other product candidates sufficient for us to attain this objective. Even if we achieve profitability, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of operations. We may need to obtain funding for our future operational needs, and we cannot be certain that such funding will be available on terms acceptable to us, if at all. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we will be unable to develop products successfully.

Our stock price has been highly volatile, and your investment in our stock could decline significantly in value.

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2006 through October 15, 2008, the price of our common stock reached a low of $2.83 per share on October 10, 2008 and a high of $27.80 per share on March 1, 2006. Following periods of volatility and decline in the market price of a particular company’s securities, securities class action litigation has often been brought against that company.

The market price for our common stock is highly dependent on the success of our product development efforts and the performance of Entereg for POI in the market. Negative announcements, including, among others:

•	disappointing developments concerning our collaborations and/or our OBD program;

•	negative clinical trial results or adverse regulatory decisions for our product candidates;

•	adverse period-to-period fluctuations in our sales or operating results or financial results that fall below the market’s expectations; or

•	legal challenges, disputes and/or other adverse developments impacting our patents or other proprietary products,

could trigger a significant decline in the price of our common stock. In addition, external events, such as news concerning economic or market conditions in the general economy or within our industry, the activities of our competitors or our customers, changes in U.S. or foreign government regulations impacting our industry or the movement of capital into or out of our industry, also are likely to affect the price of our common stock, regardless of our operating performance.

Our success is highly dependent on the efforts of our collaborators and on our ability to secure future partnerships.

Because we have limited resources, we have entered into a number of agreements with other pharmaceutical companies. These agreements may call for our partner to control or play a significant role in, among other things:

•	the development of a product candidate;

•	the design and execution of clinical studies;

•	the process of obtaining regulatory approval to market the product; and

•	the marketing and selling of any approved product.

In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we are highly dependent on the efforts and expertise of Glaxo in the marketing and selling of Entereg for POI. Presently, Entereg is detailed primarily by Glaxo’s national hospital-based sales organization. We are co-promoting Entereg in certain hospitals utilizing our 17-person contract sales force. The ultimate commercial success of Entereg for POI will depend, to a large degree, on the success of the efforts of Glaxo.

We also have a development and commercialization agreement with Pfizer for ADL5859 and ADL5747, our proprietary delta opioid receptor compounds, for the treatment of pain. Under the Pfizer agreement, we are responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer is responsible for subsequent worldwide development, for securing regulatory approvals and for commercialization of the products.

Any failure by our collaborators to perform their obligations or any decision by our collaborators to terminate these agreements under the terms provided for in their respective agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our products and product candidates, which would likely materially impact our financial condition, results of operations and our outlook. In addition, any termination of our collaboration agreements will terminate the funding we receive under the relevant collaboration agreement and may materially and adversely impact our ability to fund further development efforts and may materially and adversely impact our progress in our development programs.

With respect to our OBD product candidates, we currently are exploring partnering opportunities for the further development of these product candidates, including alvimopan. If we are unable to secure a partner for these programs, we would be solely responsible for all development expenses. We may not be in a position to continue development of the OBD product candidates on our own without additional funding or a collaboration partner. As such, there is a risk that we will be unable to continue any further development of alvimopan in OBD.

In the future, we may enter into other collaborative arrangements for the development, marketing, sale and/or distribution of our product candidates, which may require us to share profits or revenues. For example, we currently have limited marketing, sales and distribution capabilities, and also have limited resources. Despite our efforts, we may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements may also require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements.

We have limited commercial manufacturing capability and expertise, and we rely on third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements.

We depend on Piramal Healthcare Limited (formerly Torcan Chemical Ltd.) as the sole approved supplier under our New Drug Application (NDA) of the active pharmaceutical ingredient (API) in Entereg. We also depend on Pharmaceutics International Inc. to manufacture Entereg finished capsules. Changes to our approved suppliers and manufacturers will require FDA approval and could result in delays that disrupt the supply of the product. While we seek to maintain inventory to protect against supply disruptions, supply disruptions could materially and adversely affect the commercial success of Entereg.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended, and expect to continue to depend, on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. We may not be able to contract for the manufacture of sufficient quantities of the products we develop, or even to meet our needs for preclinical or clinical development. Our products may be in competition with other products for access to facilities of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give their own or other products greater priority than ours. It is difficult and expensive to change contract manufacturers for pharmaceutical products. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if additional products are approved, on a timely and competitive basis.

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

Our commercial success will depend, in part, on obtaining patent protection for new technologies, products and processes and successfully defending these patents against third-party challenges. To that end, we file applications for patents covering the compositions, uses and proprietary processes for the manufacture of our drug candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. Accordingly, we cannot predict the breadth of claims allowed in our patents or those of our collaborators. The patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes in our industry are frequent and can preclude commercialization of products. If we ultimately engage in and lose any such disputes, we could be subject to competition or significant liabilities, we could be required to enter into third-party licenses or we could be required to cease using the technology or product in dispute. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

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

Although no third party has asserted a claim of infringement against us, others may hold proprietary rights that could prevent our product candidates from being marketed unless we can obtain a license to those proprietary rights. Any patent-related legal action against our collaborators or us claiming damages and seeking to enjoin commercial activities relating to our products and processes could subject us to potential liability for damages and require our collaborators or us to obtain a license to continue to manufacture or market the affected products and processes. We cannot predict whether we or our collaborators would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. There has been, and we believe that there will continue to be, significant litigation in the industry regarding patent and other intellectual property rights. The results of patent litigation among third parties has caused, and may continue to cause, changes to the ways patents are interpreted, enforced and/or challenged. These changes may adversely affect our ability to protect our products. If we become involved in litigation, it could consume substantial managerial and financial resources.

We also rely on trade secrets to protect technology in cases when we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we require employees, academic collaborators, consultants and other contractors to enter into confidentiality agreements, we may not be able to adequately protect our trade secrets or other proprietary information. Our research collaborators and scientific advisors have rights to publish data and information in which we have rights. If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, our ability to receive patent protection or protect our proprietary information may be imperiled.

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

The results and timing of future clinical trials cannot be predicted and future setbacks may materially and adversely affect our business.

We must demonstrate through preclinical testing and clinical trials that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials will demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates.

A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials. Product candidates that appear to be promising at earlier stages of development may not reach the market or be marketed successfully for a number of reasons, including, but not limited to, the following:

•	researchers may find during later preclinical testing or clinical trials that the product candidate is ineffective or has harmful side effects;

•	the number and types of patients available for extensive clinical trials may vary;

•	new information about the mechanisms by which a drug candidate works may adversely affect its development;

•	one or more competing products may be approved for the same or a similar condition, raising the hurdles to approval of the product candidate;

•	the product candidate may fail to receive necessary regulatory approval or clearance; or

•	competitors may market equivalent or superior products.

In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients often die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events may cause a significant and negative effect on the statistical analysis of clinical trial results.

The completion of clinical trials of our product candidates may be delayed by many factors, one of which is the rate of enrollment of patients. Neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner. In addition, we often contract with third parties to conduct our clinical trials, and are subject to the risk that these third parties fail to perform their obligations properly and in compliance with applicable FDA and other governmental regulations. Any significant delays in, or termination of, clinical trials of our product candidates may have a material adverse effect on our business.

We cannot be sure that we will be permitted by regulatory authorities to undertake additional clinical trials for any of our product candidates, or that if such trials are conducted, any of our product candidates will prove to be safe and efficacious or will receive regulatory approvals. In addition, we, or a regulatory authority, may suspend ongoing clinical trials at any time if the subjects participating in the trial are exposed to unacceptable health risks or if the regulatory agency finds deficiencies in the conduct of the trials. Any delays in or termination of these clinical trial efforts could have a material and adverse effect on our business.

Our long-term success depends upon our ability to develop, receive regulatory approval for and commercialize our product candidates and, if we are not successful, our ability to generate revenue from the commercialization of any products resulting from our development efforts will be limited.

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

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal health care fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes and false claims statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

The federal health care program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any health care item or service reimbursable under Medicare, Medicaid or other federally financed health care programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are several statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid.

Recently, several pharmaceutical and other health care companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

We are required to submit pricing data to the federal government as a condition of selling Entereg to health care facilities of the Department of Veterans Affairs (VA), the Department of Defense (DoD) and other federal agencies and of having Entereg covered under Medicaid. These price reports are used to determine the amount of discounts that must be provided to the VA and DoD health care networks. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. We depend upon Glaxo to calculate these prices for Entereg, and it is possible that Glaxo’s methodologies for calculating these prices could be challenged under false claims laws or other laws. If this were to occur, we could face substantial liability.

We face product liability risks, which may have a negative effect on our financial performance.

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims regardless of whether or not the drugs are actually at fault for causing an injury. The product labeling for Entereg includes a boxed warning that Entereg is available only for short-term (15 doses) use in hospitalized patients. The product label informs physicians that there were more reports of myocardial infarctions in patients treated with alvimopan 0.5 mg twice daily compared with placebo-treated patients in a 12-month study of patients treated with opioids for chronic pain. Entereg also is marketed and sold under a REMS.

If Entereg is used more widely and if used in patients with varying medical conditions, the likelihood of an adverse drug reaction, unintended side effect or incident of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. Nevertheless, we maintain product liability insurance and self-insurance retentions in amounts we believe to be commercially reasonable, but which may not cover the potential liability associated with significant product liability claims. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

Additionally, we enter into various agreements where we indemnify third parties such as manufacturers and investigators for certain product liability claims related to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnifications.

Our ability to generate revenues will be diminished if we fail to obtain acceptable prices or an adequate level of reimbursement for our products from third-party payors.

Our ability to successfully commercialize pharmaceutical products, alone or with collaborators, may depend in part on the extent to which reimbursement for the products will be available from government and health administration authorities or private health insurers and third-party payors.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may limit our commercial opportunity. For example, in some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be a number of federal and state proposals to implement pharmaceutical pricing and cost control measures under government health care programs such as Medicare and Medicaid. Increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Cost control initiatives could adversely affect the commercialization of our products, decrease the price received for any products in the future and may impede patients’ ability to obtain reimbursement under their insurance programs for our products.

Most hospitals establish formularies, which are lists of drugs approved for use in the hospital. If we fail to secure and maintain formulary coverage for our products, such as Entereg, or are significantly delayed in doing so, we will have difficultly achieving market acceptance of our products and our business will be materially adversely affected.

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

Progenics Pharmaceuticals, Inc. is collaborating with Wyeth Pharmaceuticals to develop methylnaltrexone for the treatment of GI indications in both the acute and chronic settings. On April 24, 2008, Progenics and Wyeth announced that the FDA had approved methylnaltrexone as a subcutaneous injection for the treatment of opioid induced constipation in patients with advanced illness who are receiving palliative care when response to laxative therapy has not been sufficient. In addition, there are products already on the market for use in treating other GI conditions that also are being developed for use in opioid induced bowel dysfunction. There may be additional competitive products being developed that could have a material adverse effect on our ability to successfully market and sell our products.

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

Reduction in the use of opioid analgesics would reduce the potential market for Entereg for POI and any products developed to treat OBD.

If the use of drugs or techniques that reduce the requirement for mu-opioids increase, the market for Entereg for POI and our OBD product candidates would decrease. Various techniques to reduce the use of opioids are being utilized in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the postoperative period can reduce or eliminate the use of opioids. Non-steroidal anti-inflammatory agents also may reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics that act at non-mu-opioid receptors also are under development. Many companies have developed and are developing analgesic products that compete with opioids or which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for Entereg for POI and our OBD product candidates.

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could materially impact our financial condition.

As a biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging product liability, patent or other intellectual property rights infringement, patent invalidity, employment discrimination or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact results of operations and financial condition.

We have been named in a purported class action lawsuit and related derivative lawsuits. On April 21, 2004, a lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania against us, one of our directors and certain of our officers seeking unspecified damages on behalf of a putative class of persons who purchased Adolor common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, in connection with the announcement of the results of certain studies in our Phase 3 clinical trials for alvimopan, which allegedly had the effect of artificially inflating the price of our common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants our Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with our public offering of stock in November 2003. Together with the management and director defendants, we moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and our reply was filed on August 12, 2005.

On August 2, 2004, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase 3 clinical trials for Entereg. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, we filed a motion challenging the standing of the derivative plaintiff to file the derivative litigation on its behalf. On December 13, 2004, our directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to these motions on January 27, 2005 and we filed reply briefs on February 18, 2005.

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

Certain provisions of both our charter documents and Delaware law may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

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

Under our collaboration agreements with Glaxo and Pfizer, there are certain limitations on the ability of Glaxo and Pfizer to acquire our securities. These limitations make it more difficult for Glaxo or Pfizer to acquire us, even if such an acquisition would benefit our stockholders. The limitations do not prevent Glaxo or Pfizer, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1†	Letter Agreement between the Company and John M. Limongelli, Esq., dated August 15, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2008.

10.2†	Letter Agreement between the Company and Stephen Webster, M.B.A. dated June 13, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008.

10.3†	Letter Agreement between the Company and Eliseo Orestes Salinas, MD, MSc dated February 28, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2008.

10.4*	Amendment No. 3, dated as of July 23, 2008, to Collaboration Agreement between Glaxo Group Limited and the Company. (1)

10.5*	Notice of Termination for GI Products received from Glaxo Group Limited dated as of August 29, 2008 with respect to the Collaboration Agreement between the Company and Glaxo dated as of April 14, 2002, as amended on June 24, 2003, December 22, 2004 and June 9, 2008.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensation plans and arrangements for executive officers and others.
#	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(1)	Portions of this Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: October 28, 2008	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)