Form 10-Q
period 2009-03-31
ADOLOR CORP
filed 2009-04-30
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of April 15, 2009
Common Stock, par value $0.0001 per share	46,333,735 Shares

ADOLOR CORPORATION

FORM 10-Q

March 31, 2009

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

ii

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

ADOLOR CORPORATION

Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$17,155,618	$7,535,146
Short-term investments	107,516,511	124,375,060
Accounts receivable	1,359,551	3,588,935
Inventory	144,390	—
Prepaid expenses and other current assets	4,170,828	4,348,209

Total current assets	130,346,898	139,847,350
Equipment and leasehold improvements, net	4,245,038	4,466,803
Other assets	119,413	112,414

Total assets	$134,711,349	$144,426,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,248,182	$2,310,330
Accrued expenses	8,411,245	10,941,059
Customer deposits	651,840	274,425
Deferred revenue and rent – current	13,338,404	14,071,511

Total current liabilities	24,649,671	27,597,325
Deferred revenue and rent – non-current	33,907,029	28,207,240
Other liabilities	3,040	3,440

Total liabilities	58,559,740	55,808,005

Contingencies (Note 8)

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,333,735 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,633	4,633
Additional paid-in capital	544,142,986	543,009,215
Unrealized gains on available for sale securities	258,073	671,457
Accumulated deficit	(468,254,083)	(455,066,743)

Total stockholders’ equity	76,151,609	88,618,562

Total liabilities and stockholders’ equity	$134,711,349	$144,426,567

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Product sales, net	$1,432,183	$—
Contract revenues	5,247,477	6,211,024

Total revenues, net	6,679,660	6,211,024

Operating expenses incurred:
Cost of product sales	153,304	—
Research and development	12,322,623	11,421,072
Selling, general and administrative	7,877,674	5,548,530

Total operating expenses	20,353,601	16,969,602

Loss from operations	(13,673,941)	(10,758,578)
Interest income, net	486,601	1,703,019

Net loss	$(13,187,340)	$(9,055,559)

Basic and diluted net loss per share	$(0.28)	$(0.20)

Shares used in computing basic and diluted net loss per share	46,296,235	45,948,066

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statement of Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Unrealized gains on available for sale securities	Accumulated deficit	Total stockholders’ equity
	Number of shares	Amount
Balance, January 1, 2009	46,333,735	$4,633	$543,009,215	$671,457	$(455,066,743)	$88,618,562
Compensation expense under SFAS 123R	—	—	1,133,771	—	—	1,133,771
Unrealized losses on available for sale securities, net	—	—	—	(413,384)	—	(413,384)
Net loss	—	—	—	—	(13,187,340)	(13,187,340)

Balance, March 31, 2009	46,333,735	$4,633	$544,142,986	$258,073	$(468,254,083)	$76,151,609

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net cash flows from operating activities:
Net loss	$(13,187,340)	$(9,055,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,133,371	1,547,863
Amortization of premiums and discounts on short-term investments	393,229	142,797
Amortization of deferred revenue and rent	(3,458,318)	(4,403,248)
Depreciation and amortization expense	527,493	569,554
Changes in assets and liabilities:
Accounts receivable	2,229,384	(256,398)
Inventory	(144,390)	—
Prepaid expenses and other current assets	177,381	27,174
Other assets	(6,999)	13,775
Accounts payable	(62,148)	318,413
Accrued expenses	(2,550,526)	(722,934)
Customer deposits	377,415	—
Deferred revenue	8,425,000	—

Net cash used in operating activities	(6,146,448)	(11,818,563)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements, net of disposals	(285,016)	(454,100)
Purchases of short-term investments	(19,948,064)	(46,754,500)
Maturities of short-term investments	36,000,000	55,500,000

Net cash provided by investing activities	15,766,920	8,291,400

Net cash flows from financing activities:
Net proceeds from exercise of stock options	—	3,510

Net cash provided by financing activities	—	3,510

Net increase (decrease) in cash and cash equivalents	9,620,472	(3,523,653)
Cash and cash equivalents at beginning of period	7,535,146	15,575,804

Cash and cash equivalents at end of period	$17,155,618	$12,052,151

Supplemental disclosure of cash flow information:
Unrealized gains (losses) on available for sale securities, net	$(413,384)	$437,082
Change in accrued expenses related to purchases of equipment	20,712	(387,240)

The accompanying notes are an integral part of these financial statements.

Adolor Corporation

Notes to Financial Statements

March 31, 2009

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

The Company also has a number of product candidates in various stages of clinical and preclinical development. The Company is collaborating with Pfizer Inc. (Pfizer) in the clinical development of two delta opioid receptor agonist compounds, ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively), for the treatment of pain. The Company is developing ADL7445 to treat opioid bowel dysfunction, a condition that often results from chronic use of opioid analgesics to treat persistent pain conditions. ADL7445 is in preclinical development and the Company intends to submit an Investigational New Drug Application in the third quarter of 2009. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain and other central nervous system conditions.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes audited financial statements at December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of assets and liabilities. The estimates made are principally in the areas of revenue recognition, research and development accruals and stock-based compensation expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Product Sales Recognition

In accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, the Company defers recognition of revenue associated with the first shipment of ENTEREG to each hospital customer as it is not yet able to reasonably estimate future returns. When an existing customer places a new order, the Company recognizes revenue on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. Hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped from Glaxo’s warehouse directly to an ordering hospital registered under the ENTEREG Access Support and Education (E.A.S.E.™) Program. Once the Company has developed sufficient historical experience to estimate product returns, it intends to recognize net product sales upon the transfer of ownership and risk of loss for the product to the customer.

The Company records product sales net of prompt payment discounts, returns and other discounts as reported to it by Glaxo. When payment from Glaxo is received but the conditions for revenue recognition have not yet been met, the Company will record a liability, which is classified on the balance sheet as customer deposits.

Adjustment to Statement of Cash Flows

Management has determined that the amortization of premiums and discounts on short-term investments previously included within net cash provided by investing activities in the first quarter of 2008 should have been included as a non-cash adjustment in net cash used in operating activities in the Company’s statement of cash flows. This adjustment resulted in an approximately $0.1 million decrease in net cash used in operating activities and in net cash provided by investing activities for the quarter ended March 31, 2008 and had no impact on any amounts on the balance sheet, statement of operations or on the net decrease in cash and cash equivalents reflected in the statement of cash flows. Management believes that the impact of this adjustment is not material to the Company’s financial position, results of operations or liquidity for the quarter ended March 31, 2008.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not impact the Company’s results of operations or financial position.

3.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net loss	$(13,187,340)	$(9,055,559)
Unrealized gains (losses) on available for sale securities, net	(413,384)	437,082

Comprehensive loss	$(13,600,724)	$(8,618,477)

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. Treasury obligations with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at March 31, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at March 31, 2009	$107,258,438	$265,138	$(7,065)	$107,516,511

U.S. Government obligations at December 31, 2008	$123,703,603	$671,457	$—	$124,375,060

Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for identical or similar assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the Company’s assets and liabilities carried at fair value as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 using
	Total Carrying Value as of March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments	$107,516,511	$107,516,511	$—	$—

5.	INVENTORY

At March 31, 2009, inventory consists of $0.1 million of work in progress performed subsequent to the approval of ENTEREG by the FDA. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. All other inventory purchases for unapproved product candidates, including ENTEREG inventory costs incurred prior to FDA approval, are recorded as research and development expense when incurred. The Company periodically reviews its inventory for excess or obsolete inventory, and will write-down the excess or obsolete inventory value to its net realizable value, if applicable.

6.	CONTRACT REVENUES

Contract revenues for the three months ended March 31, 2009 and 2008 consist of the following:

	Three Months Ended March 31,
	2009	2008
Amortization of deferred revenue	$3,415,386	$4,362,617
Cost reimbursement under collaboration agreements	1,832,091	1,848,407

Total contract revenues	$5,247,477	$6,211,024

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related thereto of $0.8 million was recognized in each of the three-month periods ended March 31, 2009 and 2008.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $1.3 million and $1.0 million in the three months ended March 31, 2009 and 2008, respectively, under this arrangement. As of March 31, 2009, $0.8 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In January 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement. Under Amendment No. 4, the Company and Glaxo, effective as of January 1, 2009, modified certain provisions of the collaboration agreement (i) to reflect the current plan jointly developed by the parties relating to the sale and promotion of ENTEREG and (ii) to modify certain payment provisions of the collaboration agreement, principally the acceleration of payments owed by Glaxo to the Company. Under the terms of Amendment No. 4, Glaxo paid the Company $8.4 million during the three months ended March 31, 2009. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company determined that the payment should be evaluated as part of a single arrangement with multiple deliverables under the collaboration agreement. Further, the Company determined that the payment did not meet the criteria of EITF Issue No. 00-21 to be accounted for as a separate unit of accounting under the arrangement and, as a result, the $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $0.1 million was recognized in the three months ended March 31, 2009. Under the terms of Amendment No. 4, the Company also will receive a payment from Glaxo in the second quarter of 2009 that is expected to total approximately $0.9 million.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the third quarter of 2008, the performance period was extended by six months to August 2010 based on the status of the development programs. During the first quarter of 2009, the performance period was further extended by four months to December 2010 based on the current status of the development programs. The effect of this change in estimate was a reduction in contract revenues of $0.2 million for the three months ended March 31, 2009. The Company recorded amortization of deferred license fees under the collaboration agreement with Pfizer of $2.5 million and $3.5 million in the three months ended March 31, 2009 and 2008, respectively.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded collaboration cost reimbursement from Pfizer of $0.5 million and $0.8 million in the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, $0.5 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

7.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company granted options to purchase 1,066,211 shares of common stock to employees and non-employee directors. The employee stock options vest monthly over a four-year period beginning from the date of grant; the non-employee director stock options vest annually over a two-year period beginning from the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The grant-date fair value of the options granted during the three months ended March 31, 2009 was $1.3 million, and such amounts will be recognized over the applicable vesting period.

During the three months ended March 31, 2009, the Company granted 303,043 deferred stock awards to employees. Of these awards, 130,000 shares were granted to members of executive management and vest upon the achievement of certain sales targets within a specified period of time. In accordance with SFAS No. 123R, Share-Based Payment, the Company will begin recognizing compensation cost for these performance shares if and when it is probable the performance condition will be achieved. The remaining 173,043 deferred stock awards vest annually over a four-year period beginning from the date of grant and will be expensed over the applicable vesting period. The fair value of all deferred stock awards granted during the three months ended March 31, 2009 was $0.5 million.

For the three months ended March 31, 2009, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $1.1 million.

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

On August 2, 2004, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for alvimopan. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, the Company filed a motion challenging the standing of the derivative plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to these motions on January 27, 2005 and the Company filed reply briefs on February 18, 2005.

The Company believes that the allegations in each of these matters are without merit and intends to vigorously defend against the litigation. The Company has not accrued any amount in its financial statements as of March 31, 2009 for these matters, and the Company awaits the decision of the District Court in each matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the year ended December 31, 2008.

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

For the three months ended March 31, 2009, our total revenues and net loss were $6.7 million and $13.2 million, respectively. Net shipments of ENTEREG for the three months ended March 31, 2009 were $2.0 million, of which we recognized $1.4 million as net product sales under our revenue recognition policy. We will need sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

ENTEREG for POI

Together with our partner, Glaxo Group Limited (Glaxo), we launched ENTEREG in the United States in mid-2008. ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. We are co-promoting ENTEREG in certain hospitals with a field force that now numbers approximately 25 persons. ENTEREG was approved in POI subject to a Risk Evaluation and Mitigation Strategy (REMS) under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.) Program. As of March 31, 2009, approximately 1,275 hospitals have registered under the E.A.S.E. program. Additionally, as of March 31, 2009, we estimate that approximately 425 hospitals had accepted ENTEREG for inclusion on their formularies, including 275 of the 1,400 hospitals that perform approximately 80% of the bowel resection surgeries in the United States.

Under our agreement with Glaxo, we have a profit-sharing arrangement under which we receive 45% and Glaxo receives 55% of profits, as defined. Profits are calculated as net sales of ENTEREG less certain agreed-upon costs and are subject to certain adjustments. Beginning in mid-2011, the parties will share such profits equally.

In 2009, there are a number of initiatives being addressed to potentially increase the awareness and acceptance of ENTEREG among hospitals and physicians performing bowel resection surgeries. These efforts will include analysis intending to address pharmacoeconomic and health outcomes associated with accelerated GI recovery. Longer-term, Glaxo and we are evaluating additional clinical studies of ENTEREG for POI resulting from pain management following surgical procedures other than bowel resection surgeries. As required by our FDA approval letter for ENTEREG, we recently began a Phase 4 clinical trial intended to evaluate the safety and efficacy of ENTEREG for POI in patients undergoing radical cystectomy for bladder cancer.

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

We have completed three Phase 2a studies of the initial formulation of ADL5859 in (i) acute pain after surgical removal of impacted third molars, (ii) pain associated with rheumatoid arthritis and (iii) pain associated with diabetic peripheral neuropathy. While ADL5859 was well tolerated in these studies, ADL5859 showed no statistically significant difference versus placebo in these trials. Pfizer and we have re-formulated ADL5859 to address the pharmacokinetic variability observed in these Phase 2a trials and have initiated certain pharmacokinetic studies of ADL5859 as well as ADL5747. Pfizer and we intend to initiate proof-of-concept trials of re-formulated ADL5859 and ADL5747 later in 2009.

Opioid Bowel Dysfunction Program

Opioid receptors in the GI tract, or peripheral opioid receptors, regulate functions such as motility and water secretion and absorption. Stimulation of these GI mu-opioid receptors by morphine, or other opioid analgesics, can slow gut motility and disrupt normal GI function that allows for the passage, absorption and excretion of ingested solid materials resulting in a number of symptoms, including severe constipation. In patients who take opioid analgesics to treat chronic and persistent pain, this condition is known as opioid bowel dysfunction (OBD).

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $124.7 million at March 31, 2009 and $131.9 million at December 31, 2008, representing 93% and 91% of our total assets, respectively. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $105.7 million at March 31, 2009 compared to $112.3 million at December 31, 2008. The decrease in cash, cash equivalents and short-term investments and working capital was primarily from the use of cash to fund our operations, offset partially by $8.4 million received from Glaxo as a result of the modification of certain payment provisions under our collaboration agreement.

The following is a summary of selected cash flow information for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Net loss	$(13,187,340)	$(9,055,559)
Adjustments for non-cash operating items	(1,404,225)	(2,143,034)

Net cash operating loss	(14,591,565)	(11,198,593)
Net change in assets and liabilities	8,445,117	(619,970)

Net cash used in operating activities	$(6,146,448)	$(11,818,563)

Net cash provided by investing activities	$15,766,920	$8,291,400

Net cash provided by financing activities	$—	$3,510

Net Cash Used in Operating Activities

Net cash used in operating activities of $6.1 million and $11.8 million for the three months ended March 31, 2009 and 2008, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses, offset by payments received under the Glaxo and Pfizer collaboration agreements. For the three months ended March 31, 2009 and 2008, we received net payments of $10.8 million and $1.6 million, respectively, under such collaboration agreements. Of the $10.8 million received during the three months ended March 31, 2009, $8.4 million was related to the acceleration of payments owed by Glaxo to the Company under the terms of Amendment No. 4 of the Glaxo collaboration agreement. In addition, we received $1.8 million of cash related to net shipments of ENTEREG during the three months ended March 31, 2009.

Net Cash Provided By Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, as well as capital expenditures for property and equipment. We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consist of U.S. Treasury obligations.

Net cash provided by investing activities was $15.8 million for the three months ended March 31, 2009 as compared to $8.3 million for the three months ended March 31, 2008. The increase in cash provided by investing activities for the three months ended March 31, 2009 is primarily attributable to an increase in cash provided from the net maturities of available-for-sale securities.

Outlook

We expect to use our cash, cash equivalents and short-term investments for working capital and to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from amounts received under collaboration agreements. Our accumulated deficit at March 31, 2009 was $468.3 million and we expect to continue to incur substantial losses for at least the next several years.

We may never generate significant product sales, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis or sufficient to support our current or projected levels of investment in our research and development programs and our other operations. At this time, we cannot accurately assess a number of factors that will influence the levels of future product sales, such as the degree of market acceptance, patent protection and exclusivity of ENTEREG, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch other product candidates. However, we will need sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flows from operations. We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations into 2011 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We may need to obtain funding for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

ENTEREG

Our ability to generate positive cash flow from operations depends, in large part, on our ability to successfully commercialize ENTEREG in the United States. To that end, we expect that sales and marketing expenses associated with the product will continue to increase during 2009. Prior to the FDA approval of ENTEREG, costs associated with the manufacture of alvimopan were expensed to research and development. As a result, at March 31, 2009, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the March 31, 2009 balance sheet. Certain of this inventory is expected to be used in further research and development activities, with the remaining inventory available for commercial sale. To the extent that this inventory is sold, our cost of product sales will not reflect costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG for POI.

Research and Development

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products. We expect to continue to incur significant levels of research and development expenditures related to our preclinical and clinical product candidates. We expect to begin or continue a number of clinical programs including, among others, a Phase 4 study of ENTEREG for the management of POI in patients undergoing radical cystectomy, additional Phase 1 and Phase 2a clinical trials of ADL5747 and ADL5859 and Phase 1 clinical trials for ADL7445. We also expect to continue to conduct research, preclinical studies and process development activities on other product candidates. It is likely that expenses related to these efforts will increase over time should these programs advance to later stages of development.

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Product Sales

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. In accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Statement of Financial Accounting Standards No. 48, Revenue Recognition When Right of Return Exists, we defer recognition of revenue associated with the first shipment of ENTEREG to each hospital customer as we are not yet able to reasonably estimate future returns. When an existing customer places a new order, we recognize product sales on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. Hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped from Glaxo’s warehouse directly to a registered hospital. Wholesalers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to us. We record product sales net of prompt payment discounts, returns and other discounts as reported to us by Glaxo. While we undertake certain procedures to review the reasonableness of this information, we cannot obtain absolute assurance over the accounting methods and controls over such information utilized by Glaxo.

Net shipments of ENTEREG for the three months ended March 31, 2009 were $2.0 million and we recognized net product sales of $1.4 million under our revenue recognition policy during the three months ended March 31, 2009. Since our commercial launch in June 2008, approximately 300 hospitals have reordered ENTEREG. We have a customer deposit balance of $0.7 million at March 31, 2009. Customer deposits represent net shipments made for which payment has been received from Glaxo, but which have not yet been recognized as product sales revenue.

No product sales were recognized prior to the third quarter of 2008.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement and amortization of up-front license fees and other deferred revenue. Contract revenues were $5.2 million and $6.2 million in the three months ended March 31, 2009 and 2008, respectively. The decrease in 2009 compared to 2008 was driven by decreased Pfizer contract revenues of $1.3 million due primarily to decreased amortization of deferred licensing fees resulting from increases to the estimated performance period during the third quarter of 2008 and the first quarter of 2009. This decrease was partially offset by higher Glaxo contract revenues resulting from reimbursement under the ENTEREG profit-sharing arrangement and $0.1 million of revenue related to the amortization of the $8.4 million payment received from Glaxo during the three months ended March 31, 2009 under the terms of Amendment No. 4 to the collaboration agreement. The $8.4 million payment is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement, which extends to March 2016. See Note 6 to the financial statements in Part 1, Item 1 of this report.

Cost of Product Sales

Cost of product sales was $0.2 million in the three months ended March 31, 2009 and consisted primarily of royalty payments under certain alvimopan license agreements and FDA fees. Prior to the FDA approval of ENTEREG, costs associated with the manufacture of alvimopan were expensed to research and development. Since product shipped during the three months ended March 31, 2009 was manufactured prior to FDA approval, no manufacturing costs were incurred or recorded in cost of product sales during the three months ended March 31, 2009.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and overhead expenses.

Research and development expenses were $12.3 million and $11.4 million for the three months ended March 31, 2009 and 2008, respectively, and consist of the following:

	Three Months Ended March 31,
	2009	2008
External research and development expenses:
ENTEREG POI program	$1,120,339	$1,708,744
Delta agonist program	865,932	1,373,445
OBD program	1,502,169	—
Other programs	1,523,074	2,341,975

Total external research and development expenses	5,011,514	5,424,164
Total internal research and development expenses	7,311,109	5,996,908

Total research and development expenses	$12,322,623	$11,421,072

We report all expenses gross within our statements of operations in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and, as such, the above table does not reflect any cost reimbursements from our collaboration partners.

Total research and development expenses increased for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily due to expenses related to the development of our OBD program and increased personnel costs. These increases were partially offset by lower costs of clinical studies incurred during 2009 in our delta agonist program, decreased activity in our preclinical programs and lower expenses in our ENTEREG POI program.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $7.9 million and $5.5 million for the three months ended March 31, 2009 and 2008, respectively. The increase in 2009 compared to 2008 was primarily driven by higher sales and marketing expenses associated with the commercialization of ENTEREG.

Interest Income, Net

Our interest income, net was $0.5 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. This decrease was due to lower investment balances resulting primarily from the use of cash in operating activities and an overall decline in interest rates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2008 in the “Critical Accounting Policies and Estimates” section and the “Recently Issued Accounting Pronouncements” section of Part II, Item 7 and in Note 2 to the financial statements within Part II, Item 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist primarily of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at March 31, 2009 totaled $107.5 million, and the weighted-average yield-to-maturity was approximately 1.5% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 8 of the financial statements included in Part I, Item 1 of this Report.

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

We are and will continue to be highly dependent on the commercial success of ENTEREG for POI, and we may be unable to attain profitability and positive cash flow from operations based solely on product sales of ENTEREG.

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

Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

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

To date, no selective delta opioid receptor agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We are developing our delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in early stage clinical development. Drug development is a highly uncertain process; our delta agonist product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful products. The original formulation of ADL5859 did not achieve a statistically significant difference versus placebo in three Phase 2a clinical trials in three different models of pain.

If we continue to incur significant operating losses, we may be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and our accumulated deficit as of March 31, 2009 was $468.3 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. We expect to continue to generate substantial losses for at least the next several years to fund our sales and marketing and research and development activities. We cannot be sure that we will ever achieve significant product revenue from ENTEREG or any of our other product candidates sufficient for us to generate positive cash flows from operations. Sales of ENTEREG will need to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flows from operations. Even if we are able to achieve this, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of continuing investment. We may need to obtain funding for our future operational needs, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our development programs or other strategic initiatives. Any public or private financings may involve issuances of debt or common stock or other classes of our equity, which could further dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we will be unable to develop products successfully.

Our stock price has been highly volatile, and your investment in our stock could decline significantly in value.

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2006 through March 31, 2009, the price of our common stock reached a low of $1.27 per share on December 19, 2008 and a high of $27.80 per share on March 1, 2006.

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

Our success is highly dependent on the efforts of our collaborators, the efforts of our third-party contractors and on our ability to secure future partnerships.

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

In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we are highly dependent on the efforts and expertise of Glaxo in the distribution, marketing and selling of ENTEREG. Presently, ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. We are co-promoting ENTEREG in certain hospitals with a field force that now numbers approximately 25 persons. The ultimate commercial success of ENTEREG will depend, to a large degree, on the success of the efforts of Glaxo’s and our field forces.

We also have a development and commercialization agreement with Pfizer for ADL5859 and ADL5747, our proprietary delta opioid receptor agonist compounds, for the treatment of pain. Under the Pfizer agreement, we are responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer is responsible for subsequent worldwide development, securing regulatory approvals and commercialization of the products.

Any failure by our collaborators to perform their obligations or any decision by our collaborators to terminate these agreements under the terms provided for in their respective agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product and product candidates, which would likely materially impact our financial condition, results of operations and our outlook. In addition, any termination of our collaboration agreements will terminate the funding we may receive under the relevant collaboration agreement and may materially and adversely impact our ability to fund further development efforts and our progress in our development programs.

In the future, we may enter into other collaborative arrangements for the development, marketing, sale and/or distribution of certain of our product candidates, which may require us to share profits or revenues. For example, we currently have limited marketing, sales and distribution capabilities, and also have limited resources. Despite our efforts, we may be unable to enter into additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements also may require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements.

We have limited commercial manufacturing capability and expertise, and we rely on third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements.

We depend on Piramal Healthcare (Canada) Limited (formerly Torcan Chemical Ltd.) as the sole approved supplier under our New Drug Application (NDA) of the active pharmaceutical ingredient in ENTEREG. We also depend on Pharmaceutics International, Inc. to manufacture ENTEREG finished capsules. Changes to our approved suppliers and manufacturers will require FDA approval and could result in delays that disrupt the supply of the product. While we seek to maintain inventory to protect against supply disruptions, if they were to occur they could materially and adversely affect the commercial success of ENTEREG.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended, and expect to continue to depend, on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. We may not be able to contract for the manufacture of sufficient quantities of the products we develop, or even to meet our needs for preclinical or clinical development. Our products may be in competition with other products for manufacturing capacity of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give their own or other products greater priority than ours. It is difficult and expensive to change contract manufacturers for pharmaceutical products. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if additional products are approved, on a timely and competitive basis.

To receive regulatory approval for a product, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture that product, and there is a risk that such approval may not be obtained. In an NDA, we are required to submit information and data regarding chemistry, manufacturing and controls which satisfy the FDA that our contract manufacturers are able to make that product in accordance with current Good Manufacturing Practices (cGMPs). Under cGMPs, our manufacturers and we will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could substantially harm and delay or prevent regulatory approval and marketing of our products.

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

Preclinical testing and clinical development are long, expensive and highly uncertain processes. Failure can occur at any stage of testing. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. Based on results at any stage of clinical trials, we may decide to discontinue development of our product candidates. Even if we obtain approval and begin marketing a product, ongoing clinical trials, including for other indications, may result in additional information that could affect our ability or decision to continue marketing the product. Even if we receive regulatory approval for our product candidates, we must comply with applicable FDA post-marketing regulations governing manufacturing, promotion, labeling, risk management and reporting of adverse events and other information, as well as other regulatory requirements. Failure to comply with applicable regulatory requirements could subject us to criminal penalties, civil penalties, recall or seizure of products, withdrawal of marketing approval, total or partial suspension of production or injunction, as well as other regulatory actions against our product or us.

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

Over the past few years, several pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

We are required to submit pricing data to the federal government as a condition of selling ENTEREG to healthcare facilities of the Department of Veterans Affairs (VA), the Department of Defense (DoD) and other federal agencies and having ENTEREG covered under Medicaid. These price reports are used to determine the amount of discounts that must be provided to the VA and DoD healthcare networks. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. We depend upon Glaxo to calculate these prices for ENTEREG, and it is possible that Glaxo’s methodologies for calculating these prices could be challenged under false claims laws or other laws. If this were to occur, we could face substantial liability.

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

We are aware of other products in clinical development for the treatment of POI, including methylnaltrexone, which was developed by Progenics in collaboration with Wyeth. In April 2008, methylnaltrexone as a subcutaneous injection was approved by the FDA for sale in the United States for the treatment of opioid-induced constipation in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. In addition, Tranzyme Pharma is currently developing TZP-101, an intravenous ghrelin agonist that is currently in Phase 2b clinical testing, for the treatment of POI and Nektar Therapeutics is currently developing oral NKTR-118, a peripheral opioid antagonist that recently completed Phase 2 clinical testing, for the treatment of opioid induced constipation and other manifestations of OBD. If Wyeth and Progenics are able to successfully develop methylnaltrexone for the treatment of POI, Tranzyme Pharma is able to successfully develop TZP-101 and/or Nektar is able to successfully develop NKTR-118, our business could be adversely affected. In addition, there are products already on the market for use in treating other GI conditions that also are being developed for use in opioid induced bowel dysfunction. There may be additional competitive products being developed that could have a material adverse effect on our ability to successfully market and sell our products.

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

On August 2, 2004, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against our directors and certain of our officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in our Phase 3 clinical trials for ENTEREG. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, we filed a motion challenging the standing of the derivative plaintiff to file the derivative litigation on our behalf. On December 13, 2004, our directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to these motions on January 27, 2005 and we filed reply briefs on February 18, 2005.

We have not accrued any amount in our financial statements as of March 31, 2009 for these matters, and we await the decision of the District Court in each matter.

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws, effective as of February 24, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 25, 2009.

10.1†	Form of Performance-Based Deferred Stock Award dated January 6, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2009.

10.2†	Amended and Restated Adolor Corporation Incentive Compensation Plan, effective as of January 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2009.

10.3*	Amendment No. 4, dated as of January 30, 2009, to Collaboration Agreement between Glaxo Group Limited and the Company. (1)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensation plans and arrangements for executive officers and others.
#	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
(1)	Portions of this Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: April 30, 2009	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)