Form 10-Q
period 2009-06-30
ADOLOR CORP
filed 2009-07-30
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of July 15, 2009
Common Stock, par value $0.0001 per share	46,333,735 Shares

ADOLOR CORPORATION

FORM 10-Q

June 30, 2009

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

•

our anticipated progress in our research and development of potential pharmaceutical products, including our ongoing or planned clinical trials, the status, timing, costs and results of such trials, the ability to secure regulatory approval for our product candidates and the likelihood or timing of revenues from these products, if any;

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

Any or all of our forward-looking statements in this report and in the documents to which we have referred you may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	the acceptance of ENTEREG by hospitals, physicians and patients in the marketplace;

•	setbacks with respect to research programs, clinical trials, manufacturing activities or commercial activities;

•	the timing and unpredictability of regulatory actions;

•	our ability to develop and launch new products effectively;

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	the inability to adequately protect our key intellectual property rights;

•	the loss of key management or scientific personnel;

•	the activities of our competitors;

•	regulatory, legal or other setbacks with respect to our operations or business;

•	market conditions in the capital markets and the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

•	enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

ii

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

ADOLOR CORPORATION

Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$6,734,466	$7,535,146
Short-term investments	101,857,930	124,375,060
Accounts receivable	2,391,889	3,588,935
Inventory	247,605	—
Prepaid expenses and other current assets	3,658,323	4,348,209

Total current assets	114,890,213	139,847,350
Equipment and leasehold improvements, net	1,842,902	4,466,803
Other assets	119,414	112,414

Total assets	$116,852,529	$144,426,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$799,437	$2,310,330
Accrued expenses	10,718,367	10,941,059
Customer deposits	967,476	274,425
Deferred revenue and rent – current	13,338,404	14,071,511

Total current liabilities	25,823,684	27,597,325
Deferred revenue and rent – non-current	30,572,429	28,207,240
Other liabilities	400	3,440

Total liabilities	56,396,513	55,808,005

Contingencies (Note 8)

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,333,735 shares issued and outstanding at June 30, 2009 and December 31, 2008	4,633	4,633
Additional paid-in capital	545,157,954	543,009,215
Unrealized gains on available for sale securities	89,359	671,457
Accumulated deficit	(484,795,930)	(455,066,743)

Total stockholders’ equity	60,456,016	88,618,562

Total liabilities and stockholders’ equity	$116,852,529	$144,426,567

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$2,382,549	$—	$3,814,732	$—
Contract revenues	6,681,389	26,964,318	11,928,866	33,175,342

Total revenues, net	9,063,938	26,964,318	15,743,598	33,175,342

Operating expenses incurred:
Cost of product sales	230,258	—	383,562	—
Research and development	11,972,191	13,262,176	24,294,814	24,683,248
Selling, general and administrative	9,505,266	7,224,664	17,382,940	12,773,194
Restructuring charge	4,206,521	—	4,206,521	—

Total operating expenses	25,914,236	20,486,840	46,267,837	37,456,442

Income (loss) from operations	(16,850,298)	6,477,478	(30,524,239)	(4,281,100)
Interest income, net	308,451	1,008,015	795,052	2,711,034

Net income (loss)	$(16,541,847)	$7,485,493	$(29,729,187)	$(1,570,066)

Basic net income (loss) per share	$(0.36)	$0.16	$(0.64)	$(0.03)

Diluted net income (loss) per share	$(0.36)	$0.16	$(0.64)	$(0.03)

Shares used in computing basic net income (loss) per share	46,296,235	46,092,828	46,296,235	46,020,447

Shares used in computing diluted net income (loss) per share	46,296,235	46,354,384	46,296,235	46,020,447

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statement of Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Unrealized gains on available for sale securities	Accumulated deficit	Total stockholders’ equity
	Number of shares	Amount
Balance, January 1, 2009	46,333,735	$4,633	$543,009,215	$671,457	$(455,066,743)	$88,618,562
Compensation expense under SFAS 123R	—	—	2,148,739	—	—	2,148,739
Unrealized losses on available for sale securities, net	—	—	—	(582,098)	—	(582,098)
Net loss	—	—	—	—	(29,729,187)	(29,729,187)

Balance, June 30, 2009	46,333,735	$4,633	$545,157,954	$89,359	$(484,795,930)	$60,456,016

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net cash flows from operating activities:
Net loss	$(29,729,187)	$(1,570,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,145,699	4,101,864
Amortization of premiums and discounts on short-term investments	649,779	587,218
Amortization of deferred revenue and rent	(6,792,918)	(8,806,496)
Depreciation and amortization expense	934,344	1,081,112
Non-cash restructuring charge	2,024,479	—
Changes in assets and liabilities:
Accounts receivable	1,197,046	(1,039,553)
Inventory	(247,605)	—
Prepaid expenses and other current assets	672,298	618,579
Other assets	(7,000)	13,775
Accounts payable	(1,510,893)	598,963
Accrued expenses	(43,029)	389,150
Customer deposits	693,051	—
Deferred revenue	8,425,000	29,860

Net cash used in operating activities	(21,588,936)	(3,995,594)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements, net of disposals	(496,997)	(524,482)
Purchases of short-term investments	(60,714,747)	(100,760,519)
Maturities of short-term investments	82,000,000	101,987,000

Net cash provided by investing activities	20,788,256	701,999

Net cash flows from financing activities:
Net proceeds from exercise of stock options	—	38,021
Payment of withholding taxes related to deferred stock	—	(425,238)

Net cash used in financing activities	—	(387,217)

Net decrease in cash and cash equivalents	(800,680)	(3,680,812)
Cash and cash equivalents at beginning of period	7,535,146	15,575,804

Cash and cash equivalents at end of period	$6,734,466	$11,894,992

Supplemental disclosure of cash flow information:
Unrealized losses on available for sale securities, net	$(582,098)	$(382,323)
Change in accrued expenses related to purchases of equipment	(179,663)	(297,428)

The accompanying notes are an integral part of these financial statements.

Adolor Corporation

Notes to Financial Statements

June 30, 2009

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. On May 20, 2008, the U.S. Food and Drug Administration (FDA) approved the Company’s first product, ENTEREG® (alvimopan), for the management of postoperative ileus following bowel resection surgery (POI). POI causes significant discomfort for patients and results in increased expense to healthcare providers. ENTEREG is specifically indicated to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis. In collaboration with Glaxo Group Limited (Glaxo), the Company launched ENTEREG in the United States in 2008.

The Company also has a number of product candidates in various stages of clinical and preclinical development. The Company is collaborating with Pfizer Inc. (Pfizer) in the clinical development of two delta opioid receptor agonist compounds, ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively), for the treatment of pain. The Company also is developing ADL7445 to treat opioid bowel dysfunction, a condition that often results from chronic use of opioid analgesics to treat persistent pain conditions. The Company intends to submit an Investigational New Drug Application for ADL7445 in the third quarter of 2009 and to initiate clinical evaluation thereafter. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain and other central nervous system conditions.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes audited financial statements at December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of assets and liabilities. The estimates made are principally in the areas of revenue recognition, research and development accruals, stock-based compensation expense and asset impairment. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

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

Adjustment to Statement of Cash Flows

Management has determined that the amortization of premiums and discounts on short-term investments previously included within net cash provided by investing activities in the six months ended June 30, 2008 should have been included as a non-cash adjustment within net cash used in operating activities in the Company’s statement of cash flows. This adjustment resulted in a $0.6 million decrease in net cash used in operating activities and in net cash provided by investing activities for the six months ended June 30, 2008 and had no impact on any amounts on the balance sheet, statement of operations or on the net decrease in cash and cash equivalents reflected in the statement of cash flows. Management believes that the impact of this adjustment is not material to the Company’s financial position, results of operations or liquidity as of and for the six months ended June 30, 2008.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not impact the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements. The Company evaluated all events and transactions that occurred after June 30, 2009 up through July 30, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will have no effect on the Company’s financial statements upon adoption other than current references to GAAP, which will be replaced with references to the applicable codification paragraphs.

3.	COMPREHENSIVE INCOME (LOSS)

The following is the reconciliation of net income (loss) to comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(16,541,847)	$7,485,493	$(29,729,187)	$(1,570,066)
Unrealized losses on available for sale securities, net	(168,714)	(819,404)	(582,098)	(382,323)

Comprehensive income (loss)	$(16,710,561)	$6,666,089	$(30,311,285)	$(1,952,389)

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade, fixed income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at June 30, 2009 and December 31, 2008:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations	$101,274,571	$92,637	$(4,508)	$101,362,700
Certificates of deposit	494,000	1,230	—	495,230

Total short-term investments as of June 30, 2009	$101,768,571	$93,867	$(4,508)	$101,857,930

U.S. Government obligations	$123,703,603	$671,457	$—	$124,375,060

Total short-term investments as of December 31, 2008	$123,703,603	$671,457	$—	$124,375,060

SFAS No. 157, Fair Value Measurements, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for identical or similar assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the Company’s assets and liabilities carried at fair value as of June 30, 2009:

	Total Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government obligations	$101,362,700	$101,362,700	$—	$—
Certificates of deposit	495,230	—	495,230	—

Total short-term investments	$101,857,930	$101,362,700	$495,230	$—

5.	INVENTORY

At June 30, 2009, inventory consists of $0.2 million of finished goods manufactured subsequent to the approval of ENTEREG by the FDA. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. Prior to the FDA approval of ENTEREG, costs associated with the manufacture of alvimopan were expensed to research and development when incurred. The Company periodically reviews its inventory for excess or obsolete inventory, and will write-down the excess or obsolete inventory value to its net realizable value, if applicable.

6.	CONTRACT REVENUES

Contract revenues for the three and six months ended June 30, 2009 and 2008 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Milestone revenue	$—	$20,000,000	$—	$20,000,000
Amortization of deferred revenue	3,291,670	4,362,616	6,707,056	8,725,233
Cost reimbursement under collaboration agreements	2,441,799	2,601,702	4,273,890	4,450,109
Other	947,920	—	947,920	—

Total contract revenues	$6,681,389	$26,964,318	$11,928,866	$33,175,342

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related thereto of $0.8 million was recognized in each of the three-month periods ended June 30, 2009 and 2008 and $1.6 million was recognized in each of the six-month periods ended June 30, 2009 and 2008. During the three months ended June 30, 2008, the Company recorded $20.0 million in milestone revenue under the Glaxo collaboration agreement following FDA approval of ENTEREG in May 2008.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $1.3 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, and $2.6 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively, under this arrangement. As of June 30, 2009, $1.1 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

On January 30, 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement. Under Amendment No. 4, the Company and Glaxo, effective as of January 1, 2009, modified certain provisions of the collaboration agreement to (i) reflect the current plan jointly developed by the parties relating to the sale and promotion of ENTEREG and (ii) modify certain payment provisions of the collaboration agreement, principally the acceleration of payments owed by Glaxo to the Company. Under the terms of Amendment No. 4, Glaxo paid the Company $8.4 million during the first quarter of 2009. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, the Company determined that the payment should be evaluated as part of a single arrangement with multiple deliverables under the collaboration agreement. Further, the Company determined that the payment did not meet the criteria in EITF Issue No. 00-21 to be accounted for as a separate unit of accounting under the arrangement and, as a result, the $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $0.3 million and $0.4 million was recognized in the three and six months ended June 30, 2009, respectively. Under the terms of Amendment No. 4, the Company also received a $0.9 million payment from Glaxo in the second quarter of 2009 that it recognized as revenue.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the third quarter of 2008, the performance period was extended by six months to August 2010 based on the status of the development programs. During the first quarter of 2009, the performance period was further extended by four months to December 2010 based on the current status of the development programs. The effect of this change in estimate was a reduction in contract revenues that otherwise would have been recorded of $0.5 million and $0.6 million for the three and six months ended June 30, 2009, respectively. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million and $3.5 million in the three months ended June 30, 2009 and 2008, respectively, and $4.7 million and $7.1 million in the six months ended June 30, 2009 and 2008, respectively.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded collaboration cost reimbursement from Pfizer of $1.1 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $2.5 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, $1.1 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

7.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, the Company granted options to purchase 1,315,211 shares of common stock to employees and non-employee directors. The employee stock options vest monthly over a four-year period beginning from the date of grant, and the non-employee director stock options vest annually over either a one or two-year period beginning from the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The grant-date fair value of the options granted during the six months ended June 30, 2009 was $1.6 million and such amounts will be recognized over the applicable vesting period.

During the six months ended June 30, 2009, the Company granted 330,333 deferred stock awards to employees and non-employee directors. Of these awards, 130,000 shares were granted to certain of the Company’s executive officers and vest upon the achievement of certain sales targets within a specified period of time. In accordance with SFAS No. 123R, Share-Based Payment, the Company will begin recognizing compensation cost for these performance shares if and when it is probable the performance condition will be achieved. The remaining 173,043 employee deferred stock awards and 27,290 non-employee director deferred stock awards vest annually over a four-year period and a one-year period, respectively, beginning from the date of grant, and will be expensed over the applicable vesting period. The fair value of all deferred stock awards granted during the six months ended June 30, 2009 was $0.6 million.

For the three and six months ended June 30, 2009, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $1.0 million and $2.1 million, respectively.

8.	LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Adolor common stock between September 23, 2003 and January 14, 2004. The complaint alleges violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, in connection with the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for alvimopan, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit has been consolidated with three subsequent actions asserting similar claims under the caption In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also adds as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. Together with the management and director defendants, the Company moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the Company’s reply was filed on August 12, 2005. In May 2009, the District Court granted the Company’s motion to dismiss the case in its entirety.

On August 2, 2004, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations are similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for alvimopan. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, the Company filed a motion challenging the standing of the derivative plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to these motions on January 27, 2005 and the Company filed reply briefs on February 18, 2005. In May 2009, the District Court granted the Company’s motion to dismiss the case in its entirety.

9.	RESTRUCTURING

In June 2009, the Company announced a restructuring that resulted in the reduction of approximately 45 positions, or 28% of the Company’s workforce, as well as other cost saving initiatives. The Company’s primary focus going forward will continue to be on its first commercial product, ENTEREG, and the advancement of its clinical programs. The Company has reduced and restructured its discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage programs. Employees directly affected by the restructuring received notification and are being provided with severance payments, continued benefits for a specified period of time and outplacement assistance.

The Company recorded a restructuring charge of $4.2 million for the three months ended June 30, 2009, consisting of $2.2 million of employee severance and benefit related costs and a $2.0 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to the Company’s restructuring. Although the Company’s management has used its best estimate to determine the impairment charge, the estimated salvage value of the impaired assets may change upon final disposal of the assets, which would require an adjustment to the Company’s statement of operations.

Excluding the disposal of the impaired assets discussed above, the Company has completed substantially all restructuring activities and recognized all anticipated restructuring charges as of June 30, 2009. The following table summarizes activity related to the Company’s restructuring:

	Employee Termination Costs	Asset Write- downs	Total
Balance at January 1, 2009	$—	$—	$—
Restructuring charge	2,182,042	2,024,479	4,206,521
Cash payments	(1,305,942)	—	(1,305,942)
Non-cash settlement	—	(2,024,479)	(2,024,479)

Balance at June 30, 2009	$876,100	$—	$876,100

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the six months ended June 30, 2009, our total revenues and net loss were $15.7 million and $29.7 million, respectively. Net shipments of ENTEREG for the three and six months ended June 30, 2009 were $2.9 million and $4.9 million, respectively, of which we recognized $2.4 million and $3.8 million, respectively, as net product sales under our revenue recognition policy. We will need sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

In June 2009, we announced a restructuring that resulted in the reduction of approximately 45 positions, or 28% of our workforce, as well as other cost saving initiatives. Our primary focus going forward will continue to be on ENTEREG and the advancement of our clinical programs. We have reduced and restructured our discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage programs. Once this reduction in force and other cost savings initiatives are fully in place, we expect that annualized net cash used in operating activities will be reduced by approximately $12 million. During the three months ended June 30, 2009, the Company recorded a restructuring charge of $4.2 million, consisting of $2.2 million related to employee severance and benefits related costs and a $2.0 million non-cash asset impairment charge.

ENTEREG for POI

Together with our partner, Glaxo Group Limited (Glaxo), we launched ENTEREG in the United States in mid-2008. ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. We are co-promoting ENTEREG in certain hospitals with a field force that numbers approximately 25 persons. ENTEREG was approved in POI subject to a Risk Evaluation and Mitigation Strategy (REMS) under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.) Program. As of June 30, 2009, approximately 1,425 hospitals have registered under the E.A.S.E. program. Additionally, as of June 30, 2009, we estimate that approximately 600 hospitals had accepted ENTEREG for inclusion on their formularies, including 365 of the 1,400 hospitals that perform approximately 80% of the bowel resection surgeries in the United States.

Under our agreement with Glaxo, we have a profit-sharing arrangement under which we are allocated 45% of profits and losses, as defined, and Glaxo is allocated 55% of profits and losses. Profits are calculated as net sales of ENTEREG less certain agreed-upon costs and are subject to certain adjustments. Beginning in mid-2011, the parties will share such profits and losses equally.

As required by our FDA approval letter for ENTEREG, we began a Phase 4 clinical trial in the first quarter of 2009 intended to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy for bladder cancer.

Delta Opioid Receptor Agonists

We are collaborating with Pfizer Inc. (Pfizer) for the development and commercialization of the delta opioid receptor agonist compounds ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively), for the treatment of pain. The delta receptor is one of three opioid receptors that are believed to modulate pain, although all marketed opioid drugs interact primarily with one such receptor, the mu receptor. We have identified a series of novel, orally-active delta agonists that selectively stimulate the delta opioid receptor. Our goal is to develop medications that produce pain relief similar to traditional mu opioids, while reducing or eliminating some typical narcotic side effects.

In early 2009, we initiated several pharmacokinetic (PK) studies of ADL5859 and ADL5747 following the results of several Phase 2a studies with ADL5859 in 2008 that showed no statistically significant difference in efficacy versus placebo, along with an excessive degree of pharmacokinetic variability. The results of these recent PK studies appear to explain the variability seen in the previous Phase 2a studies and Pfizer and we intend to initiate Phase 2a proof-of-concept studies in two chronic pain indications in the fourth quarter of 2009.

Opioid Bowel Dysfunction Program

Opioid receptors in the GI tract, or peripheral opioid receptors, regulate functions such as motility, water secretion and absorption. Stimulation of these GI mu-opioid receptors by morphine, or other opioid analgesics, can slow gut motility and disrupt normal GI function that allows for the passage, absorption and excretion of ingested solid materials resulting in a number of symptoms, including severe constipation. In patients who take opioid analgesics to treat chronic and persistent pain, this condition is known as opioid bowel dysfunction (OBD).

We are developing ADL7445 to treat OBD. ADL7445 is a proprietary, small molecule, peripherally-acting mu-opioid receptor antagonist intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia. We intend to submit an Investigational New Drug Application (IND) for ADL7445 in the third quarter of 2009 and to initiate clinical evaluation of ADL7445 thereafter.

Discovery Research and In-licensing Efforts

Following our restructuring in June 2009, we reorganized our discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage programs. Further, we believe there may be opportunities to expand our product portfolio through the acquisition or in-licensing of products and/or product development candidates and we intend to continue to explore and evaluate such opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $108.6 million at June 30, 2009 and $131.9 million at December 31, 2008, representing 93% and 91% of our total assets, respectively. We invest excess cash predominantly in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $89.1 million at June 30, 2009 compared to $112.3 million at December 31, 2008. The decrease in cash, cash equivalents and short-term investments and working capital was primarily from the use of cash to fund our operations, offset partially by $9.3 million received from Glaxo as a result of the modification of certain payment provisions under our collaboration agreement.

The following is a summary of selected cash flow information for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Net loss	$(29,729,187)	$(1,570,066)
Adjustments for non-cash operating items	(1,038,617)	(3,036,302)

Net cash operating loss	(30,767,804)	(4,606,368)
Net change in assets and liabilities	9,178,868	610,774

Net cash used in operating activities	$(21,588,936)	$(3,995,594)

Net cash provided by investing activities	$20,788,256	$701,999

Net cash used in financing activities	$—	$(387,217)

Net Cash Used in Operating Activities

Net cash used in operating activities of $21.6 million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses, offset by payments received under the Glaxo and Pfizer collaboration agreements. For the six months ended June 30, 2009 and 2008, we received net payments of $12.1 million and $23.4 million, respectively, under such collaboration agreements. Of the $12.1 million received during the six months ended June 30, 2009, $9.3 million was related to the acceleration of payments owed by Glaxo to the Company under the terms of Amendment No. 4 of the Glaxo collaboration agreement. The $23.4 million received during the six months ended June 30, 2008 included a $20.0 million milestone payment related to the FDA’s approval of ENTEREG. In addition, we received $4.5 million of cash related to net shipments of ENTEREG during the six months ended June 30, 2009.

Net Cash Provided By Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, as well as capital expenditures for property and equipment. We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consist primarily of U.S. Treasury obligations.

Net cash provided by investing activities was $20.8 million for the six months ended June 30, 2009 as compared to $0.7 million for the six months ended June 30, 2008. The increase in cash provided by investing activities for the six months ended June 30, 2009 is primarily attributable to an increase in cash provided from the net maturities of available-for-sale securities.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from amounts received under collaboration agreements. Our accumulated deficit at June 30, 2009 was $484.8 million and we expect to continue to incur substantial losses for at least the next several years.

We may never generate significant product sales, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis or sufficient to support our current or projected levels of investment in our research and development programs and our other operations. At this time, we cannot accurately assess a number of factors that will influence the levels of future product sales, such as the degree of market acceptance, patent protection and exclusivity of ENTEREG, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch other product candidates. However, we will need sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flows from operations. In June 2009, we announced a restructuring that we expect will reduce annualized net cash used in operating activities by approximately $12 million. We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our restructured operations into 2012 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We may need to obtain funding for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

ENTEREG

Our ability to generate positive cash flow from operations depends, in large part, on our ability to successfully commercialize ENTEREG in the United States. To that end, we expect that sales and marketing expenses associated with the product will continue to increase for the remainder of 2009. Prior to the FDA approval of ENTEREG, costs associated with the manufacture of alvimopan were expensed to research and development. As a result, at June 30, 2009, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the June 30, 2009 balance sheet. Certain of this inventory is expected to be used in further research and development activities, with the remaining inventory available for commercial sale. To the extent that this inventory is sold, our cost of product sales will not reflect costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG for POI.

Research and Development

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products. We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. We expect to begin or continue a number of clinical programs including, among others, a Phase 4 study of ENTEREG in patients undergoing radical cystectomy, additional Phase 2a clinical trials of ADL5747 and ADL5859 and Phase 1 clinical trials for ADL7445. We also expect to continue to conduct research, preclinical studies and process development activities on our other preclinical product candidates, although as a result of our recent restructuring, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time.

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

Net shipments of ENTEREG for the three and six months ended June 30, 2009 were $2.9 million and $4.9 million, respectively, and we recognized net product sales of $2.4 million and $3.8 million under our revenue recognition policy during the three and six months ended June 30, 2009, respectively. Since our commercial launch in June 2008, approximately 450 hospitals have reordered ENTEREG. We have a customer deposit balance of $1.0 million at June 30, 2009. Customer deposits represent net shipments made for which payment has been received from Glaxo, but which have not yet been recognized as product sales revenue.

No product sales were recognized prior to the third quarter of 2008.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. Contract revenues were $6.7 million and $27.0 million for the three months ended June 30, 2009 and 2008, respectively, and were $11.9 million and $33.2 million for the six months ended June 30, 2009 and 2008, respectively. Contract revenues for the three and six months ended June 30, 2008 were favorably impacted by a $20.0 million milestone payment received from Glaxo in conjunction with the FDA approval of ENTEREG. In addition, Pfizer contract revenues decreased due primarily to reduced amortization of deferred licensing fees resulting from increases to the estimated performance period during the third quarter of 2008 and the first quarter of 2009. These decreases were partially offset by increased reimbursement under the ENTEREG profit-sharing arrangement and revenue that was recognized related to $9.3 million of payments received from Glaxo during the six months ended June 30, 2009 under the terms of Amendment No. 4 to the collaboration agreement. Of the $9.3 million received, $0.9 million was recognized as revenue and $8.4 million was deferred and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement, which extends to March 2016. See Note 6 to the financial statements in Part 1, Item 1 of this report.

Cost of Product Sales

Cost of product sales was $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, and consisted primarily of royalty payments under certain alvimopan license agreements and FDA fees. Prior to the FDA approval of ENTEREG, costs associated with the manufacture of alvimopan were expensed to research and development. Since product shipped during the six months ended June 30, 2009 was manufactured prior to FDA approval, no manufacturing costs were incurred or recorded in cost of product sales during the six months ended June 30, 2009.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and overhead expenses.

Research and development expenses were $12.0 million and $13.3 million for the three months ended June 30, 2009 and 2008, respectively, and were $24.3 million and $24.7 million for the six months ended June 30, 2009 and 2008, respectively, and consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
External research and development expenses:
ENTEREG POI program	$1,307,814	$1,958,483	$2,428,153	$3,667,227
Delta agonist program	1,811,873	2,754,976	2,677,805	4,128,421
OBD program	1,454,980	50,596	2,957,149	50,596
Other programs	1,542,932	1,145,414	3,066,006	3,487,389

Total external research and development expenses	6,117,599	5,909,469	11,129,113	11,333,633
Total internal research and development expenses	5,854,592	7,352,707	13,165,701	13,349,615

Total research and development expenses	$11,972,191	$13,262,176	$24,294,814	$24,683,248

We report all expenses gross within our statements of operations in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, and, as such, the above table does not reflect any cost reimbursements from our collaboration partners.

Total research and development expenses decreased for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 primarily due to lower costs of clinical studies incurred during 2009 in our delta agonist program and lower expenses in our ENTEREG POI program. These decreases were partially offset by higher expenses related to the development of our OBD program.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $9.5 million and $7.2 million for the three months ended June 30, 2009 and 2008, respectively, and were $17.4 million and $12.8 million for the six months ended June 30, 2009 and 2008, respectively. The increase in 2009 compared to 2008 was primarily driven by higher sales and marketing expenses associated with the commercialization of ENTEREG.

Restructuring Charge

As a result of our June 2009 restructuring, we recorded a charge of $4.2 million for the three and six months ended June 30, 2009, consisting of $2.2 million of employee severance and benefit related costs and a $2.0 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to our restructuring. There was no restructuring charge for the three or six months ended June 30, 2008.

Interest Income, Net

Our interest income, net was $0.3 million and $1.0 million for the three months ended June 30, 2009 and 2008, respectively, and was $0.8 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively. This decrease was due to lower investment balances resulting primarily from the use of cash in operating activities and an overall decline in interest rates.

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

Our investment assets consist primarily of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at June 30, 2009 totaled $101.9 million, and the weighted-average yield-to-maturity was approximately 0.8% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are and will continue to be highly dependent on the commercial success of ENTEREG for POI, and we may be unable to attain profitability and/or positive cash flow from operations based solely on product sales of ENTEREG.

In May 2008, the FDA approved ENTEREG for use in the treatment of POI. ENTEREG is for hospital use only and is available only to hospitals that have been registered under our E.A.S.E. Program. The commercial success of ENTEREG will depend on several factors, including the following:

•

the acceptance of ENTEREG in the medical community and the marketplace, particularly with respect to whether physicians, patients and hospitals view ENTEREG as safe and effective for its labeled indication, whether the product carries with it an acceptable benefit-to-risk profile and whether the product offers sufficient pharmacoeconomic benefit to hospitals in light of its costs;

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

Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations, even in light of our recent restructuring.

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

In June 2009, we announced a reduction in force that, together with other cost savings, is expected to reduce annualized net cash used in operating activities by approximately $12 million. Notwithstanding these expected savings, we may be unable to achieve such cost reductions or realize as significant a benefit as anticipated.

Our delta opioid receptor agonist program may not lead to successful drug candidates or commercially successful products.

To date, no selective delta opioid receptor agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We are developing our delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in early stage clinical development. To date, we have studied ADL5859 in three Phase 2a clinical studies and in each case the compound has not achieved a statistically significant difference in efficacy versus placebo. Notwithstanding these results, we intend to initiate additional Phase 2a studies later in 2009 in two chronic pain indications. Ultimately, drug development is a highly uncertain process; our delta agonist product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful products.

If we continue to incur significant operating losses, we may be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and our accumulated deficit as of June 30, 2009 was $484.8 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. Notwithstanding our recent restructuring, we expect to continue to generate substantial losses for at least the next several years due to our sales and marketing and research and development activities. We cannot be sure that we will ever achieve significant product revenue from ENTEREG or any of our other product candidates sufficient for us to generate positive cash flows from operations. Sales of ENTEREG will need to increase significantly beyond current levels before we will be able to achieve profitability and/or positive cash flows from operations. Even if we are able to achieve this, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of continuing investment. We may need to obtain funding for our future operational needs, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public and/or private financing, sale and/or partnering of one or more of our development programs or other strategic initiatives. Any public or private financings may involve issuances of debt or common stock or other classes of our equity, which could further dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we will be unable to develop products successfully.

Our stock price has been highly volatile, and your investment in our stock could decline significantly in value.

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2006 through June 30, 2009, the price of our common stock reached a low of $1.27 per share on December 19, 2008 and a high of $27.80 per share on March 1, 2006.

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

In each of these areas, our partners may not support fully our research and commercial interests since our program may compete for time, attention and resources with the internal programs of our corporate collaborators. As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we are highly dependent on the efforts and expertise of Glaxo in the distribution, marketing and selling of ENTEREG. Presently, ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. We are co-promoting ENTEREG in certain hospitals with a field force that numbers approximately 25 persons. The ultimate commercial success of ENTEREG will depend, to a large degree, on the success of the efforts of Glaxo’s and our field forces.

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

We have no commercial manufacturing capability and infrastructure, and we rely on third parties to manufacture our products in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements.

We depend on Piramal Healthcare (Canada) Limited (formerly Torcan Chemical Ltd.) and, effective July 2009, Central Glass Germany GmbH as approved suppliers under our New Drug Application (NDA) of the active pharmaceutical ingredient in ENTEREG. We also depend on Pharmaceutics International, Inc. to manufacture ENTEREG finished capsules. FDA approval is required to change or add new suppliers and manufacturers and obtaining such approval could result in delays that disrupt the supply of the product. While we seek to maintain inventory to protect against supply disruptions, if they were to occur they could materially and adversely affect the commercial success of ENTEREG.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended, and expect to continue to depend, on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. While we have established relationships with a number of different third party manufacturing service providers, we may not be able to contract for the manufacture of sufficient quantities of the products we develop, or even to meet our needs for preclinical or clinical development. Our products may be in competition with other products for manufacturing capacity of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give their own or other products greater priority than ours. It is difficult and expensive to change contract manufacturers for pharmaceutical products. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if additional products are approved, on a timely and competitive basis.

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

In June 2009, we announced a restructuring that resulted in a reduction in force of approximately 45 positions, or 28% of our workforce. As part of this, we reduced and restructured our discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage discovery programs. The restructuring of our discovery group and the related reduction in resources may limit our ability to discover new products and increase the risk that our long-term business objectives will not be met.

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

If competitors develop and market products that are more effective, have fewer side effects, are less expensive than our product or product candidates or offer other advantages, our commercial opportunities will be limited.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were considered at our annual meeting of stockholders held in Malvern, Pennsylvania, on May 12, 2009:

I.	To elect three Class II directors to hold office until the annual meeting of stockholders in 2012:

NUMBER OF VOTES

NOMINEE	FOR	WITHHELD	BROKER NON-VOTES
Georges Gemayel, Ph.D.	39,244,596	1,077,611	0
David M. Madden	39,272,361	1,049,846	0
Guido Magni, M.D., Ph.D.	38,063,834	2,258,373	0

Our directors who continued after the meeting include: three Class I directors whose terms expire in 2011, Armando Anido, Michael R. Dougherty and George V. Hager, Jr.; and three Class III directors whose terms expire in 2010, Paul Goddard, Ph.D., Claude H. Nash, Ph.D. and Donald Nickelson.

II.	To approve amendments to Adolor’s 1994 Equity Compensation Plan and 2003 Stock-Based Incentive Compensation Plan to allow for a one-time stock exchange program for employees other than executive officers and directors:

NUMBER OF VOTES

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
27,348,528	6,731,267	16,309	6,226,103

III.	To ratify the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009:

NUMBER OF VOTES

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
40,179,714	124,029	18,464	0

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1†	Summary of Oral Agreement for Payment of Services between Adolor Corporation and its Board of Directors (effective as of May 2009), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009.

10.2†	Adolor Corporation Amended and Restated 1994 Equity Compensation Plan, effective as of May 12, 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on July 20, 2009.

10.3†	Adolor Corporation Amended and Restated 2003 Stock-based Incentive Compensation Plan, effective as of May 12, 2009, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2009.

10.4†*	Form of Non-Employee Director Stock Option Agreement.

10.5†*	Form of Non-Employee Director Deferred Stock Agreement.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensation plans and arrangements for executive officers and others.
#	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: July 30, 2009	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)