Form 10-Q
period 2009-09-30
ADOLOR CORP
filed 2009-10-30
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of October 15, 2009
Common Stock, par value $0.0001 per share	46,333,735 Shares

ADOLOR CORPORATION

FORM 10-Q

September 30, 2009

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

iii

ADOLOR CORPORATION

Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$3,788,338	$7,535,146
Short-term investments	90,649,857	124,375,060
Accounts receivable	1,846,635	3,588,935
Inventory	1,031,153	—
Prepaid expenses and other current assets	4,022,743	4,348,209

Total current assets	101,338,726	139,847,350
Equipment and leasehold improvements, net	1,854,626	4,466,803
Other assets	114,002	112,414

Total assets	$103,307,354	$144,426,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$967,250	$2,310,330
Accrued expenses	10,326,050	10,941,059
Customer deposits	1,189,582	274,425
Deferred revenue and rent – current	13,338,404	14,071,511

Total current liabilities	25,821,286	27,597,325
Deferred revenue and rent – non-current	27,237,828	28,207,240
Other liabilities	200	3,440

Total liabilities	53,059,314	55,808,005

Contingencies (Note 8)

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,333,735 shares issued and outstanding at September 30, 2009 and December 31, 2008	4,633	4,633
Additional paid-in capital	546,082,865	543,009,215
Unrealized gains on available for sale securities	85,544	671,457
Accumulated deficit	(495,925,002)	(455,066,743)

Total stockholders’ equity	50,248,040	88,618,562

Total liabilities and stockholders’ equity	$103,307,354	$144,426,567

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Product sales, net	$3,343,947	$167,880	$7,158,679	$167,880
Contract revenues	5,318,994	7,702,251	17,247,860	40,877,593

Total revenues, net	8,662,941	7,870,131	24,406,539	41,045,473

Operating expenses incurred:
Cost of product sales	320,711	13,431	704,273	13,431
Research and development	11,105,662	14,133,503	35,400,476	38,816,751
Selling, general and administrative	8,673,482	7,889,233	26,056,422	20,662,427
Restructuring charge (reversal)	(148,000)	—	4,058,521	—

Total operating expenses	19,951,855	22,036,167	66,219,692	59,492,609

Loss from operations	(11,288,914)	(14,166,036)	(41,813,153)	(18,447,136)
Interest income, net	159,842	910,757	954,894	3,621,790

Net loss	$(11,129,072)	$(13,255,279)	$(40,858,259)	$(14,825,346)

Basic and diluted net loss per share	$(0.24)	$(0.29)	$(0.88)	$(0.32)

Shares used in computing basic and diluted net loss per share	46,296,235	46,293,701	46,296,235	46,112,197

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statement of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Unrealized gains on available		Total
	Number of shares	Amount	paid-in capital	for sale securities	Accumulated deficit	stockholders’ equity
Balance, January 1, 2009	46,333,735	$4,633	$543,009,215	$671,457	$(455,066,743)	$88,618,562
Stock-based compensation expense	—	—	3,073,650	—	—	3,073,650
Unrealized losses on available for sale securities, net	—	—	—	(585,913)	—	(585,913)
Net loss	—	—	—	—	(40,858,259)	(40,858,259)

Balance, September 30, 2009	46,333,735	$4,633	$546,082,865	$85,544	$(495,925,002)	$50,248,040

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Net cash flows from operating activities:
Net loss	$(40,858,259)	$(14,825,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,070,410	5,260,820
Amortization of premiums and discounts on short-term investments	796,156	1,173,334
Amortization of deferred revenue and rent	(10,127,519)	(12,914,621)
Depreciation, asset disposal and amortization	1,039,135	1,503,988
Non-cash restructuring charge	1,876,479	—
Acquired in-process research and development	2,000,000	—
Changes in assets and liabilities:
Accounts receivable	1,742,300	(2,042,742)
Inventory	(1,031,153)	—
Prepaid expenses and other current assets	307,878	873,234
Other assets	(1,588)	44,175
Accounts payable	(1,343,080)	773,347
Accrued expenses	(859,225)	1,925,854
Customer deposits	915,157	159,269
Deferred revenue	8,425,000	—

Net cash used in operating activities	(34,048,309)	(18,068,688)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(500,333)	(771,740)
Proceeds from disposal of equipment	458,700	—
Purchase of in-process research and development	(2,000,000)	—
Purchases of short-term investments	(79,656,866)	(126,826,749)
Maturities of short-term investments	112,000,000	136,987,000

Net cash provided by investing activities	30,301,501	9,388,511

Net cash flows from financing activities:
Net proceeds from exercise of stock options	—	147,569
Payment of withholding taxes related to deferred stock	—	(425,238)

Net cash used in financing activities	—	(277,669)

Net decrease in cash and cash equivalents	(3,746,808)	(8,957,846)
Cash and cash equivalents at beginning of period	7,535,146	15,575,804

Cash and cash equivalents at end of period	$3,788,338	$6,617,958

Supplemental disclosure of cash flow information:
Unrealized losses on available for sale securities, net	$(585,913)	$(106,873)
Change in accrued expenses related to purchases of equipment	(179,663)	(367,469)
Deposit received for sale of equipment	423,879	—

The accompanying notes are an integral part of these financial statements.

Adolor Corporation

Notes to Financial Statements

September 30, 2009

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. On May 20, 2008, the U.S. Food and Drug Administration (FDA) approved the Company’s first product, ENTEREG® (alvimopan). ENTEREG is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant discomfort for patients and results in increased expense to healthcare providers. In collaboration with Glaxo Group Limited (Glaxo), the Company launched ENTEREG in the United States in 2008.

The Company also has a number of product candidates in various stages of clinical and preclinical development. The Company is collaborating with Pfizer Inc. (Pfizer) in the clinical development of two delta opioid receptor agonist compounds, ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively), for the treatment of pain. The Company also is developing ADL7445 and ADL5945 to treat opioid bowel dysfunction (OBD), a condition that often results from chronic use of opioid analgesics to treat persistent pain conditions. The Company’s other product candidates are in preclinical development for treating moderate-to-severe pain and other central nervous system conditions.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes audited financial statements as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of assets and liabilities. The estimates made are principally in the areas of revenue recognition, research and development accruals, stock-based compensation expense and asset impairment. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Product Sales Recognition

In accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Accounting Standards Codification (ASC) 605, Revenue Recognition, the Company defers recognition of revenue associated with the first shipment of ENTEREG to each hospital customer as it is not yet able to reasonably estimate future returns. When an existing customer places a new order, the Company recognizes revenue for an amount equal to the lesser of (a) the previous shipment or (b) the new order. Cost of product sales also is recorded on this reorder basis, with inventory being relieved based on the shipment being recognized as revenue. Hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped from Glaxo’s warehouse directly to an ordering hospital registered under the ENTEREG Access Support and Education (E.A.S.E.™) Program. Once the Company has developed sufficient historical experience to estimate product returns, it intends to recognize net product sales and cost of product sales upon the transfer of ownership and risk of loss for the product to the customer.

Adolor Corporation

Notes to Financial Statements

September 30, 2009

(Unaudited)—(Continued)

The Company records product sales net of prompt payment discounts, a return allowance and other discounts as reported to it by Glaxo. When payment from Glaxo is received but the conditions for revenue recognition have not yet been met, the Company will record a liability, which is classified on the balance sheet as customer deposits. The Company has a customer deposit balance of $1.2 million as of September 30, 2009.

Adjustment to Statement of Cash Flows

Management has determined that the amortization of premiums and discounts on short-term investments previously included within net cash provided by investing activities in the nine months ended September 30, 2008 should have been included as a non-cash adjustment within net cash used in operating activities in the Company’s statement of cash flows. This adjustment resulted in a $1.2 million decrease in net cash used in operating activities and in net cash provided by investing activities for the nine months ended September 30, 2008 and had no impact on any amounts on the balance sheet, statement of operations or on the net decrease in cash and cash equivalents reflected in the statement of cash flows. Management believes that the impact of this adjustment is not material to the Company’s financial position, results of operations or liquidity as of and for the nine months ended September 30, 2008.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements, which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have an impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements. The Company evaluated all events and transactions that occurred after September 30, 2009 up through October 30, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 had no effect on the Company’s financial statements upon adoption other than references to previous GAAP, which were replaced with references to the applicable ASC paragraphs.

In September 2009, the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company expects to adopt ASU 2009-13 on January 1, 2011 and does not expect ASU 2009-13 to have a material impact on its financial statements.

Adolor Corporation

Notes to Financial Statements

September 30, 2009

(Unaudited)—(Continued)

3. COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(11,129,072)	$(13,255,279)	$(40,858,259)	$(14,825,346)
Unrealized gains (losses) on available for sale securities, net	(3,815)	275,450	(585,913)	(106,873)

Comprehensive loss	$(11,132,887)	$(12,979,829)	$(41,444,172)	$(14,932,219)

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade, fixed income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at September 30, 2009 and December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations	$90,070,313	$86,706	$(1,158)	$90,155,861
Certificates of deposit	494,000	—	(4)	493,996

Total short-term investments as of September 30, 2009	$90,564,313	$86,706	$(1,162)	$90,649,857

U.S. Government obligations	$123,703,603	$671,457	$—	$124,375,060

Total short-term investments as of December 31, 2008	$123,703,603	$671,457	$—	$124,375,060

ASC 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy for disclosure of the inputs to valuation techniques used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for identical or similar assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the Company’s assets and liabilities carried at fair value as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
	Total Carrying Value as of September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government obligations	$90,155,861	$90,155,861	$—	$—
Certificates of deposit	493,996	—	493,996	—

Total short-term investments	$90,649,857	$90,155,861	$493,996	$—

Adolor Corporation

Notes to Financial Statements

September 30, 2009

(Unaudited)—(Continued)

5. INVENTORY

At September 30, 2009, inventory consists of $0.6 million of work-in-progress and $0.4 million of finished goods manufactured subsequent to the approval of ENTEREG by the FDA. Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The Company periodically reviews its inventory for excess or obsolete inventory, and will write-down the excess or obsolete inventory value to its net realizable value, if applicable. Prior to the FDA approval of ENTEREG, costs associated with the manufacture of alvimopan were expensed to research and development when incurred.

6. CONTRACT REVENUES

Contract revenues for the three and nine months ended September 30, 2009 and 2008 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Milestone revenue	$—	$—	$—	$20,000,000
Amortization of deferred revenue	3,291,669	4,067,500	9,998,725	12,792,726
Cost reimbursement under collaboration agreements	2,027,325	3,634,751	6,301,215	8,084,867
Other	—	—	947,920	—

Total contract revenues	$5,318,994	$7,702,251	$17,247,860	$40,877,593

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related to the Glaxo collaboration agreement of $0.8 million was recognized in each of the three-month periods ended September 30, 2009 and 2008 and $2.5 million was recognized in each of the nine-month periods ended September 30, 2009 and 2008. During the nine months ended September 30, 2008, the Company recorded $20.0 million in milestone revenue under the Glaxo collaboration agreement following FDA approval of ENTEREG in May 2008.

On January 30, 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement. Under Amendment No. 4, the Company and Glaxo, effective as of January 1, 2009, modified certain provisions of the collaboration agreement to (i) reflect the current plan jointly developed by the parties relating to the sale and promotion of ENTEREG and (ii) modify certain payment provisions of the collaboration agreement, principally the acceleration of payments owed by Glaxo to the Company. Under the terms of Amendment No. 4, Glaxo paid the Company $8.4 million during the first quarter of 2009. In accordance with ASC 605, Revenue Recognition, the Company determined that the payment should be evaluated as part of a single arrangement with multiple deliverables under the collaboration agreement. Further, the Company determined that the payment did not meet the criteria in ASC 605 to be accounted for as a unit of accounting separate from the original collaboration agreement and, as a result, the $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $0.3 million and $0.7 million was recognized in the three and nine months ended September 30, 2009, respectively. Under the terms of Amendment No. 4, the Company also received a $0.9 million payment from Glaxo in the second quarter of 2009 that it recognized as revenue.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $0.8 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2009 and 2008, respectively, under this arrangement. As of September 30, 2009, $0.6 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

Adolor Corporation

Notes to Financial Statements

September 30, 2009

(Unaudited)—(Continued)

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the third quarter of 2008, the performance period was extended by six months to August 2010 based on the status of the development programs. During the first quarter of 2009, the performance period was further extended by four months to December 2010 based on the status of the development programs. The effect of the first quarter change in estimate was a reduction in contract revenues that otherwise would have been recorded of $0.5 million and $1.1 million for the three and nine months ended September 30, 2009, respectively. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively, and $6.8 million and $10.3 million in the nine months ended September 30, 2009 and 2008, respectively.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded collaboration cost reimbursement from Pfizer of $1.2 million and $2.6 million for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $5.1 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, $1.2 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

7. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009, the Company granted options to purchase 1,345,211 shares of common stock to employees and non-employee directors. The employee stock options vest monthly over a four-year period beginning from the date of grant, and the non-employee director stock options vest annually over either a one or two-year period beginning from the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The grant-date fair value of the options granted during the nine months ended September 30, 2009 was $1.7 million and such amount will be recognized over the applicable vesting period.

During the nine months ended September 30, 2009, the Company granted 330,333 deferred stock awards to employees and non-employee directors. Of these awards, 130,000 shares were granted to certain of the Company’s executive officers and vest upon the achievement of certain sales targets within a specified period of time. The Company will begin recognizing compensation expense for these performance shares if and when it is probable the performance condition will be achieved. The remaining 173,043 employee deferred stock awards and 27,290 non-employee director deferred stock awards vest annually over a four-year period and a one-year period, respectively, beginning from the date of grant, and will be expensed over the applicable vesting period. The fair value of all deferred stock awards granted during the nine months ended September 30, 2009 was $0.6 million.

For the three and nine months ended September 30, 2009, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $0.9 million and $3.1 million, respectively.

On May 12, 2009, the Company’s stockholders approved a stock option exchange program under which eligible employees (which excluded executive officers and directors) were given the opportunity to exchange some or all of their outstanding options with exercise prices of $7.00 per share or higher for a lesser number of new options with an exercise price per share equal to the fair market value on the exchange date. The program commenced on July 22, 2009 and expired on August 19, 2009. Under the program, the Company accepted for cancellation eligible options to purchase 367,413 shares of the Company’s common stock and the Company issued new options to purchase up to 37,575 shares of the Company’s common stock under the Company’s Amended and Restated 1994 Equity Compensation Plan and/or Amended and Restated 2003 Stock-Based Incentive Compensation Plan in exchange for the options surrendered. The new options have an exercise price of $1.57 per share, the closing price of the Company’s common stock on August 20, 2009, and vest on a semi-annual basis over a period of one or two years. The exchange was treated as a modification under ASC 718, Stock Compensation, and the incremental expense associated with the exchange was immaterial for the three and nine months ended September 30, 2009.

Adolor Corporation

Notes to Financial Statements

September 30, 2009

(Unaudited)—(Continued)

8. LEGAL PROCEEDINGS

On April 21, 2004, a lawsuit was filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Adolor common stock between September 23, 2003 and January 14, 2004. The complaint alleged violations of Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, in connection with the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for alvimopan, which allegedly had the effect of artificially inflating the price of the Company’s common stock. This suit was consolidated with three subsequent actions asserting similar claims under the caption In re Adolor Corporation Securities Litigation, No. 2:04-cv-01728. On December 29, 2004, the District Court issued an order appointing the Greater Pennsylvania Carpenters’ Pension Fund as Lead Plaintiff. The appointed Lead Plaintiff filed a consolidated amended complaint on February 28, 2005. That complaint purported to extend the class period, so as to bring claims on behalf of a putative class of Adolor shareholders who purchased stock between September 23, 2003 and December 22, 2004. The complaint also added as defendants the Company’s Board of Directors asserting claims against them and the other defendants for violation of Section 11 and Section 15 of the Securities Act of 1933 in connection with the Company’s public offering of stock in November 2003. Together with the management and director defendants, the Company moved to dismiss the complaint on April 29, 2005. The plaintiffs responded to the motion to dismiss on June 28, 2005, and the Company’s reply was filed on August 12, 2005. In May 2009, the District Court granted the Company’s motion to dismiss the case in its entirety.

On August 2, 2004, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations were similar to those set forth in the class action complaints, involving the announcement of the results of certain studies in the Company’s Phase 3 clinical trials for alvimopan. On November 12, 2004, the derivative plaintiff filed an amended complaint. On December 13, 2004, the Company filed a motion challenging the standing of the derivative plaintiff to file the derivative litigation on its behalf. On December 13, 2004, the Company’s directors and officers moved to dismiss the complaint for the failure to state a claim. Plaintiffs responded to these motions on January 27, 2005 and the Company filed reply briefs on February 18, 2005. In May 2009, the District Court granted the Company’s motion to dismiss the case in its entirety.

9. RESTRUCTURING

In June 2009, the Company announced a restructuring that resulted in the reduction of approximately 45 positions, or 28% of the Company’s workforce, as well as other cost saving initiatives. The Company’s primary focus going forward will continue to be on ENTEREG and the advancement of its clinical programs. The Company reduced and restructured its discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage programs. Employees directly affected by the restructuring were provided with severance payments, continued benefits for a specified period of time and outplacement assistance.

The Company recorded a restructuring charge of $4.1 million for the nine months ended September 30, 2009. The reduction in expense of $0.1 million for the three months ended September 30, 2009 resulted from an increase in the estimated salvage value of certain impaired assets affected by the restructuring. For the nine months ended September 30, 2009, the charge consisted of $2.2 million of employee severance and benefit related costs and $1.9 million of a non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to the Company’s restructuring. Although the Company’s management has used its best estimate to determine the impairment charge, the estimated salvage value of certain impaired assets may change upon final disposal of the assets, which would require an adjustment to the Company’s statement of operations.

Excluding the disposal of the impaired assets discussed above, the Company has completed substantially all restructuring activities and recognized all anticipated restructuring charges as of September 30, 2009. The following table summarizes activity related to the Company’s restructuring:

	Employee Termination Costs	Asset Write-downs	Total
Balance at January 1, 2009	$—	$—	$—
Restructuring charge	2,182,042	1,876,479	4,058,521
Cash payments	(2,069,349)	—	(2,069,349)
Non-cash impairment	—	(1,876,479)	(1,876,479)

Balance at September 30, 2009	$112,693	$—	$112,693

Adolor Corporation

Notes to Financial Statements

September 30, 2009

(Unaudited)—(Continued)

10. LICENSE AGREEMENT WITH ELI LILLY AND COMPANY

In September 2009, the Company acquired from Eli Lilly and Company (Lilly) the exclusive worldwide rights to OpRA III (Adolor compound ADL5945). ADL5945 is a clinical-stage opioid receptor antagonist. The Company intends initially to develop ADL5945 to treat OBD and plans to initiate additional Phase 1 clinical trials of this compound in early 2010. Under the terms of the agreement, the Company paid Lilly $2.0 million in September 2009. As a result of requiring additional research and development efforts and regulatory approval in order to commercialize this product candidate, the $2.0 million was recognized as acquired in-process research and development and recorded as research and development expense for the three and nine months ended September 30, 2009. In addition to the $2.0 million payment, the Company will be required to pay royalties on net sales of the product and up to approximately $70 million in milestones, which are contingent upon achievement of pre-defined, late-stage clinical and regulatory events and achievement of certain sales targets.

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

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. On May 20, 2008, the U.S. Food and Drug Administration (FDA) approved our first product, ENTEREG® (alvimopan). ENTEREG is specifically indicated to accelerate the time to upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant discomfort for patients and results in increased expense to healthcare providers. We also have a number of product candidates in various stages of clinical and preclinical development.

For the nine months ended September 30, 2009, our total net revenues and net loss were $24.4 million and $40.9 million, respectively. Net shipments of ENTEREG for the three and nine months ended September 30, 2009 were $4.0 million and $8.9 million, respectively, of which we recognized $3.3 million and $7.2 million, respectively, as net product sales under our revenue recognition policy. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

In September 2009, we acquired from Eli Lilly and Company (Lilly) the exclusive worldwide rights to OpRA III (Adolor compound ADL5945), a Phase 1 clinical-stage product candidate. ADL5945 is a potent opioid receptor antagonist, with potential use in multiple therapeutic indications. We intend initially to develop ADL5945 to treat opioid bowel dysfunction (OBD) and plan to initiate clinical trials of this compound for this indication in early 2010. ADL5945 will be developed in parallel with ADL7445 as part of our OBD Program. Under the terms of the agreement, we paid Lilly $2.0 million in September 2009. In addition to the $2.0 million payment, we will be required to pay royalties on net sales of the product and up to approximately $70 million in milestones, which are contingent upon achievement of pre-defined, late-stage clinical and regulatory events and achievement of certain sales targets.

ENTEREG

Together with our partner, Glaxo Group Limited (Glaxo), we launched ENTEREG in the United States in mid-2008. ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. We co-promote ENTEREG in certain hospitals with a field force that numbers approximately 25 persons. ENTEREG was approved subject to a Risk Evaluation and Mitigation Strategy (REMS) under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.) Program. As of September 30, 2009, approximately 1,550 hospitals have registered in the E.A.S.E. Program. Additionally, as of September 30, 2009, we estimate that approximately 725 hospitals had accepted ENTEREG for inclusion on their formularies, including 435 of the 1,400 hospitals that perform approximately 80% of the bowel resection surgeries in the United States.

Under our agreement with Glaxo, we have a profit-sharing arrangement under which we are allocated 45% of profits and losses, as defined, and Glaxo is allocated 55% of profits and losses. Profits and losses are calculated as net sales of ENTEREG less certain agreed-upon costs and are subject to certain adjustments. Beginning in mid-2011, the parties will share such profits and losses equally.

As required by our FDA approval letter for ENTEREG, we began a Phase 4 clinical trial in the first quarter of 2009 intended to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy for bladder cancer.

Delta Opioid Receptor Agonists

We are collaborating with Pfizer Inc. (Pfizer) for the development and commercialization of the delta opioid receptor agonist compounds ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively) for the treatment of pain. The delta receptor is one of three opioid receptors that are believed to modulate pain, although today all marketed opioid drugs interact primarily with only one such receptor, the mu receptor. We have identified a series of novel, orally-active delta agonists that selectively stimulate the delta opioid receptor. Our goal is to develop medications that produce pain relief similar to traditional mu opioids, while reducing or eliminating some typical narcotic side effects seen with mu opioids, including dependence, sedation and respiratory depression.

In October 2009, Pfizer and we initiated a Phase 2a proof-of-concept study of ADL5859 and ADL5747 in osteoarthritis patients. Pfizer and we also intend to initiate a Phase 2b proof-of-concept study of ADL5747 in post-herpetic neuralgia in early 2010.

Opioid Bowel Dysfunction Program

Opioid receptors in the GI tract, or peripheral opioid receptors, regulate functions such as motility, water secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other opioid analgesics, can slow gut motility and disrupt normal GI function that allows for the passage, absorption and excretion of ingested solid materials resulting in a number of symptoms, including severe constipation. In patients who take opioid analgesics to treat chronic and persistent pain, this condition is known as OBD.

We are developing ADL7445 and ADL5945 to treat OBD. These compounds are small molecule, mu opioid receptor antagonists intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia. We submitted an Investigational New Drug Application (IND) for ADL7445 in September 2009 and intend to initiate clinical evaluation of this compound during the fourth quarter of 2009. We licensed ADL5945 from Lilly in September 2009 and intend to initiate clinical testing of this compound in early 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $94.4 million at September 30, 2009 and $131.9 million at December 31, 2008, representing 91% of our total assets. We invest excess cash predominantly in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $75.5 million at September 30, 2009 compared to $112.3 million at December 31, 2008. The decrease in cash, cash equivalents, short-term investments and working capital was primarily from the use of cash to fund our operations, offset partially by $9.3 million received from Glaxo as a result of the modification of certain payment provisions under our collaboration agreement.

The following is a summary of selected cash flow information for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Net loss	$(40,858,259)	$(14,825,346)
Adjustments for non-cash operating items	(1,345,339)	(4,976,479)

Net cash operating loss	(42,203,598)	(19,801,825)
Net change in assets and liabilities	8,155,289	1,733,137

Net cash used in operating activities	$(34,048,309)	$(18,068,688)

Net cash provided by investing activities	$30,301,501	$9,388,511

Net cash used in financing activities	$—	$(277,669)

Net Cash Used in Operating Activities

Net cash used in operating activities of $34.0 million and $18.1 million for the nine months ended September 30, 2009 and 2008, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses, offset by payments received under the Glaxo and Pfizer collaboration agreements. For the nine months ended September 30, 2009 and 2008, we received net payments of $13.4 million and $26.4 million, respectively, under such collaboration agreements. Of the $13.4 million received during the nine months ended September 30, 2009, $9.3 million was related to the acceleration of payments owed by Glaxo to the Company under the terms of Amendment No. 4 of the Glaxo collaboration agreement. The $26.4 million received during the nine months ended September 30, 2008 included a $20.0 million milestone payment related to the FDA’s approval of ENTEREG. In addition, we received $8.1 million of cash related to net shipments of ENTEREG during the nine months ended September 30, 2009.

Net Cash Provided By Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, capital expenditures for property and equipment and proceeds from the sale of equipment. We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consist primarily of U.S. Treasury obligations.

Net cash provided by investing activities was $30.3 million for the nine months ended September 30, 2009 as compared to $9.4 million for the nine months ended September 30, 2008. The increase in cash provided by investing activities for the nine months ended September 30, 2009 is primarily attributable to the net maturities of available-for-sale securities.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from amounts received under collaboration agreements. Our accumulated deficit at September 30, 2009 was $495.9 million and we expect to continue to incur substantial losses for at least the next several years.

We may never generate significant product sales, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis or sufficient to support our current or projected levels of investment in our research and development programs and our other operations. At this time, we cannot accurately assess a number of factors that will influence the levels of future product sales, such as the degree of market acceptance, patent protection and exclusivity of ENTEREG, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch other product candidates. However, at current expenditure levels, we will need ENTEREG sales to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flows from operations.

Prior to the FDA approval of ENTEREG, costs associated with the manufacture of alvimopan were expensed to research and development. As a result, at September 30, 2009, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the September 30, 2009 balance sheet. Certain of this inventory is expected to be used in further research and development activities, with the remaining inventory available for commercial sale. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. We expect to begin or continue a number of clinical programs including, among others, a Phase 4 study of ENTEREG in patients undergoing radical cystectomy, additional Phase 2a clinical trials of ADL5747 and ADL5859 in pain and Phase 1 clinical trials for ADL7445 and ADL5945 in OBD. We also expect to continue to conduct research, preclinical studies and process development activities on our other preclinical product candidates, although as a result of our recent restructuring, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our recently restructured operations into 2012 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We may need to obtain funding for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Product Sales

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. In accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Accounting Standards Codification (ASC) 605, Revenue Recognition, we defer recognition of revenue associated with the first shipment of ENTEREG to each hospital customer as we are not yet able to reasonably estimate future returns. When an existing customer places a new order, we recognize product sales in an amount equal to the lesser of (a) the previous shipment or (b) the new order. Hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped from Glaxo’s warehouse directly to a registered hospital. Wholesalers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to us. We record product sales net of prompt payment discounts, a returns allowance and other discounts as reported to us by Glaxo. While we undertake certain procedures to review the reasonableness of this information, we cannot obtain absolute assurance over the accounting methods and controls over such information utilized by Glaxo.

Net shipments of ENTEREG were $4.0 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and were $8.9 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively. We recognized net product sales of $3.3 million and $0.2 million under our revenue recognition policy during the three months ended September 30, 2009 and 2008, respectively, and $7.2 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in 2009 compared to 2008 was due to an increase in the number of ordering and reordering hospitals period-over-period. Since launch, approximately 625 hospitals have reordered ENTEREG. We have a customer deposit balance of $1.2 million at September 30, 2009. Customer deposits represent net shipments made for which payment has been received from Glaxo, but which have not yet been recognized as product sales revenue.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. Contract revenues were $5.3 million and $7.7 million for the three months ended September 30, 2009 and 2008, respectively, and were $17.2 million and $40.9 million for the nine months ended September 30, 2009 and 2008, respectively. Contract revenues for the nine months ended September 30, 2008 included a $20.0 million milestone payment received from Glaxo in conjunction with the FDA approval of ENTEREG. Contract revenues from Pfizer for the three and nine months ended September 30, 2009 decreased in 2009 due to a decrease in delta program costs, which resulted in lower cost reimbursement, as well as reduced amortization of deferred licensing fees due to extensions of the estimated performance period in the third quarter of 2008 and the first quarter of 2009. These decreases were partially offset by increased revenue that was recognized related to $9.3 million of payments received from Glaxo during the nine months ended September 30, 2009 under the terms of Amendment No. 4 to the collaboration agreement. Of the $9.3 million received, $8.4 million was received in the first quarter of 2009 and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement, which extends to March 2016. The remaining $0.9 million was received and recognized as revenue in the second quarter of 2009.

Cost of Product Sales

Cost of product sales was $0.3 million and $0.7 million for the three and nine months ended September 30, 2009, respectively, consisting primarily of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. Cost of product sales was immaterial for the three and nine months ended September 30, 2008. Consistent with our revenue recognition policy, cost of product sales is recorded on a reorder basis, with inventory being relieved based on the shipment being recognized for revenue purposes.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and overhead expenses.

Research and development expenses were $11.1 million and $14.1 million for the three months ended September 30, 2009 and 2008, respectively, and were $35.4 million and $38.8 million for the nine months ended September 30, 2009 and 2008, respectively, and consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
External research and development expenses:
ENTEREG program	$982,420	$260,725	$3,410,573	$3,927,952
Delta agonist program	2,085,950	4,328,655	4,763,755	8,457,076
OBD program	3,117,978	580,944	6,075,127	631,540
Other programs	1,109,211	3,092,046	4,175,217	6,579,435

Total external research and development expenses	7,295,559	8,262,370	18,424,672	19,596,003
Total internal research and development expenses	3,810,103	5,871,133	16,975,804	19,220,748

Total research and development expenses	$11,105,662	$14,133,503	$35,400,476	$38,816,751

We report all expenses gross within our statements of operations in accordance with ASC 605, Revenue Recognition, and, as such, the above table does not reflect any cost reimbursements from our collaboration partners.

Total research and development expenses decreased for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 primarily due to lower costs of clinical studies incurred during 2009 in our delta agonist program, lower expenses in other programs and a reduction in headcount and depreciation expenses resulting from our June 2009 restructuring. These decreases were partially offset by higher expenses in our OBD program, including a $2.0 million payment to Lilly for the rights to ADL5945 in September 2009 which was expensed immediately as in-process research and development.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $8.7 million and $7.9 million for the three months ended September 30, 2009 and 2008, respectively, and were $26.1 million and $20.7 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in 2009 compared to 2008 was primarily driven by higher sales and marketing expenses associated with ENTEREG.

Restructuring Charge

As a result of our June 2009 restructuring, we recorded a charge of $4.1 million for the nine months ended September 30, 2009. The reduction in expense of $0.1 million for the three months ended September 30, 2009 resulted from an increase in the estimated salvage value of certain impaired assets affected by the restructuring. The charge for the nine months ended September 30, 2009 consisted of $2.2 million of employee severance- and benefit-related costs and a $1.9 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to our restructuring. There was no restructuring charge for the three or nine months ended September 30, 2008.

Interest Income, Net

Our interest income, net, was $0.2 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively, and was $1.0 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively. This decrease was due to lower investment balances resulting primarily from the use of cash in operating activities and lower prevailing interest rates.

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

Our investment assets consist primarily of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The fair value of our investment portfolio at September 30, 2009 totaled $90.6 million, and the weighted-average yield-to-maturity was approximately 0.6% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are and will continue to be highly dependent on the commercial success of ENTEREG, and we may be unable to attain profitability and/or positive cash flow from operations based solely on product sales of ENTEREG.

In May 2008, the FDA approved ENTEREG for use in accelerating GI recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is for hospital use only and is available only to hospitals that have been registered under our E.A.S.E. Program. The commercial success of ENTEREG will depend on several factors, including the following:

•

the acceptance of ENTEREG in the medical community and the marketplace, particularly with respect to whether physicians, patients and hospitals view ENTEREG as safe and effective for its labeled indication, whether the product carries with it an acceptable benefit-to-risk profile and whether the product offers sufficient pharmacoeconomic benefit to hospitals in light of its cost;

•	the number of hospitals that register for the E.A.S.E. Program;

•	the ability to obtain formulary acceptance for ENTEREG at registered hospitals;

•	the effectiveness of Glaxo’s and our sales and marketing efforts;

•	the occurrence of any side effects, adverse reactions or misuse (or any unfavorable publicity relating thereto) stemming from the use of ENTEREG; and

•	the development of competing products or therapies that accelerate GI recovery following bowel resection surgery.

Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations, even in light of our recent restructuring.

Restrictions on ENTEREG may have the effect of limiting the commercial prospects for the product.

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients taking opioids for chronic non-cancer pain and experiencing OBD. Results from Study 014 showed numerically more myocardial infarctions and other cardiovascular serious adverse events reported by patients treated long-term with alvimopan in this study compared to placebo. As a result, ENTEREG was approved in its labeled indication by the FDA subject to a REMS. The FDA has determined that a REMS is necessary to ensure that the benefits of ENTEREG outweigh the risks. Our ENTEREG product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients. The REMS and the boxed warning may make it more difficult to market and sell ENTEREG. We will not be able to market and sell ENTEREG to hospitals that do not register in the E.A.S.E. Program. Hospitals may be unwilling or unable to comply with the requirements for registration in the E.A.S.E. Program. For example, hospitals may not have systems, order sets, protocols or other measures in place to limit the use of ENTEREG to no more than 15 doses per patient and to ensure in-hospital use only. Hospitals also may not have controls in place to ensure that ENTEREG will neither be dispensed for outpatient use nor be transferred to unregistered hospitals. In such cases, we will be unable to register these hospitals in the E.A.S.E. Program.

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

Even if we are successful in registering hospitals in the E.A.S.E. Program and having those registered hospitals include ENTEREG on their formulary, there can be no assurance that such hospitals will order ENTEREG in meaningful amounts, if at all.

Our product sales revenues from ENTEREG and related financial results may fail to meet market expectations and will likely fluctuate, which may adversely affect our stock price.

Forecasting revenue is difficult, especially when there is little commercial history, the product is the first product approved for a particular indication and when the level of market acceptance of the product is uncertain. For ENTEREG, the registration process required under the E.A.S.E. Program, as well as the P&T committee and formulary approval process, is likely to slow uptake of the product. As a result of these factors, ENTEREG product sales may not meet market expectations and will likely fluctuate, which may adversely affect our stock price. In addition, there are other factors that may cause our financial results to fluctuate, including the achievement and timing of research and development milestones and other collaboration revenues, the cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

In June 2009, we announced a reduction in force that, together with other cost savings, is expected to reduce annualized net cash used in operating activities by approximately $12 million. Notwithstanding our expectations, we may be unable to achieve such cost reductions or realize as significant a benefit as anticipated.

Our delta opioid receptor agonist program may not lead to successful drug candidates or commercially successful products.

To date, no selective delta opioid receptor agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We are developing our delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in early stage clinical development. To date, we have studied ADL5859 in three Phase 2a clinical studies and in each case the compound has not achieved a statistically significant difference in efficacy versus placebo. Notwithstanding these results, we initiated an additional Phase 2a study of ADL5859 and ADL5747 during October 2009 in osteoarthritis and intend to commence a Phase 2a study of ADL5747 in post-herpetic neuralgia in early 2010. Ultimately, drug development is a highly uncertain process; our delta agonist product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful products.

If we continue to incur significant operating losses, we may be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and our accumulated deficit as of September 30, 2009 was $495.9 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. Notwithstanding our restructuring in June 2009, we expect to continue to generate substantial losses for at least the next several years due to expenditures related to sales and marketing and research and development activities. We cannot be sure that we will ever achieve significant product revenue from ENTEREG or any of our other product candidates sufficient for us to generate positive cash flows from operations. Sales of ENTEREG will need to increase significantly beyond current levels before we will be able to achieve profitability and/or positive cash flows from operations. Even if we are able to achieve profitability, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of continuing investment. We may need to obtain funding for our future operational needs, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public and/or private financing, issuances of equity and/or debt, sale and/or partnering of one or more of our development programs or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity could further dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we will be unable to develop products successfully.

Our stock price has been highly volatile, and your investment in our stock could decline significantly in value.

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2006 through September 30, 2009, the price of our common stock reached a low of $1.27 per share on December 19, 2008 and a high of $27.80 per share on March 1, 2006.

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

Our success is highly dependent on the efforts of our collaborators and third-party contractors and on our ability to secure future partnerships.

Because we have limited resources, we have entered into a number of agreements with other pharmaceutical companies and third-party contractors. These agreements may call for our partner to control or play a significant role in, among other things:

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

In the future, we may enter into other collaborative arrangements for the development, marketing, sale and/or distribution of certain of our product candidates, which may require us to share profits or revenues. For example, we currently have limited marketing, sales and distribution capabilities, and also have limited financial and other resources. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements also may require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Any license or sublicense of our commercial rights may reduce our product revenue. Moreover, we may not derive any revenues or profits from these arrangements.

We have no commercial manufacturing capability and infrastructure, and we rely on third parties to manufacture our product and product candidates in sufficient quantities, at an acceptable cost and in compliance with regulatory requirements.

We depend on Piramal Healthcare (Canada) Limited (formerly Torcan Chemical Ltd.) and, effective July 2009, Central Glass Germany GmbH as the approved suppliers under our New Drug Application (NDA) of the active pharmaceutical ingredient in ENTEREG. We also depend on Pharmaceutics International, Inc. to manufacture ENTEREG finished capsules. FDA approval is required to change or add new suppliers and manufacturers and obtaining such approval could result in delays that disrupt the supply of the product. While we seek to maintain inventory to protect against supply disruptions, if they were to occur they could materially and adversely affect the commercial success of ENTEREG.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended, and expect to continue to depend, on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. While we have established relationships with a number of different third-party manufacturing service providers, we may not be able to contract for the manufacture of sufficient quantities of the products we develop, or even to meet our needs for preclinical or clinical development. Our products may be in competition with other products for manufacturing capacity of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give their own or other products greater priority than ours. It is difficult and expensive to change contract manufacturers for pharmaceutical products. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if additional products are approved, on a timely and competitive basis.

To receive regulatory approval for a product, our contract manufacturers will be required to obtain approval for their manufacturing facilities to manufacture that product, and there is a risk that such approval may not be obtained. In an NDA, we are required to submit information and data regarding chemistry, manufacturing and controls which satisfy the FDA that our contract manufacturers are able to make that product in accordance with current Good Manufacturing Practices (cGMPs). Under cGMPs, our manufacturers and we will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could cause us substantial harm by delaying or preventing regulatory approval and marketing of our products.

It is difficult and costly to protect our intellectual property rights, and we cannot ensure the protection of these rights; we may be sued by others for infringing their intellectual property.

Our commercial success will depend, in part, on obtaining patent protection for new technologies, products and processes and successfully defending these patents against third-party challenges. To that end, we file applications for patents covering the compositions, uses and proprietary processes for the manufacture of our product and product candidates. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions. Accordingly, we cannot predict the breadth of claims allowed in our patents or those of our collaborators. The patents and patent applications relating to our products, product candidates and technologies may be challenged, invalidated or circumvented by third parties and might not protect us against competitors with similar products or technology. Patent disputes in our industry are frequent and can preclude commercialization of products. If we ultimately engage in and lose any such disputes, we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses or we could be required to cease using the technology or product in dispute. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

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

The completion of clinical trials of our product candidates may be delayed by many factors, one of which is the rate of enrollment of patients. Neither we nor our collaborators can control the rate at which patients present themselves for enrollment, and we cannot be sure that the rate of patient enrollment will be consistent with our expectations or be sufficient to enable clinical trials of our product candidates to be completed in a timely manner. In addition, we contract with third parties to conduct our clinical trials, and are subject to the risk that these third parties fail to perform their obligations properly and in compliance with applicable FDA and other governmental regulations. Any significant delays in, or termination of, clinical trials of our product candidates may have a material adverse effect on our business and the price of our common stock.

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

Our long-term success depends upon our ability to develop or license, receive regulatory approval for and commercialize our product candidates.

Our product candidates require governmental approvals prior to commercialization. Because these product candidates are in development, we face the substantial risks of failure inherent in developing drugs based on new technologies. Our product candidates must satisfy rigorous standards of safety and efficacy before the FDA and foreign regulatory authorities will approve them for commercial use. There can be no assurance that these standards will remain consistent over time, further complicating our ability to obtain marketing approvals for our product candidates. To satisfy these standards, we will need to conduct significant additional research, preclinical testing and clinical trials.

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

In June 2009, we announced a restructuring that resulted in a reduction in force of approximately 45 positions, or 28% of our workforce. As part of this, we reduced and restructured our discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage discovery programs. The restructuring of our discovery group and the related reduction in resources will likely limit our ability to discover new products and increase the risk that our long-term business objectives will not be met.

We intend to explore opportunities to expand our product portfolio by acquiring or in-licensing product candidates. In September 2009, we acquired rights to OpRA III (ADL5945), a clinical-stage product candidate, from Lilly. Although we conduct extensive evaluations of product candidate opportunities as part of our due diligence efforts, there can be no assurance that our product candidate development efforts related thereto will be successful or that we will not become aware of issues or complications that will cause us to alter, delay or terminate our product candidate development efforts.

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

If ENTEREG is used more widely or if physicians prescribe the product for conditions other than its labeled indication, the likelihood of an adverse drug reaction, unintended side effect or incident of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance or condition. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. We maintain product liability insurance and self-insurance retentions in amounts we believe to be commercially reasonable, but which may not cover the potential liability associated with significant product liability claims. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may harm the commercial prospects for the product or otherwise interfere with our business.

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

In the case of partial large or small bowel resection surgery, a hospital typically will be reimbursed a fixed fee for the procedure by a private health insurer or Medicare. Pharmaceutical products such as ENTEREG that may be used in connection with the surgery are not separately reimbursed and, therefore, a hospital must assess the cost of ENTEREG relative to its benefits. Current and future efforts to limit the level of reimbursement for in-patient hospital procedures could cause a hospital to decide to not use ENTEREG or to discontinue use of the product.

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

We are aware of other products in various stages of clinical development for the treatment of post-operative ileus, opioid induced constipation and other manifestations of OBD. For example, we are aware of molecules in development by Progenics Pharmaceuticals, Inc., Tranzyme Pharma, Nektar Therapeutics and Alkermes, Inc. that could compete with our existing product or our product candidates. In addition, there are products already on the market for use in treating other GI conditions that also are being developed for use in opioid induced bowel dysfunction. There are additional competitive products being developed that could have a material adverse effect on our ability to successfully market and sell our product and product candidates.

Our competitors include fully-integrated pharmaceutical companies and biotechnology companies, universities and public and private research institutions. Many of the organizations competing with us have substantially greater capital resources, larger research and development staffs and facilities, greater experience in drug development and in obtaining regulatory approvals, and greater manufacturing and marketing capabilities than we do. These organizations also compete with us to:

•	attract partners for acquisitions, joint ventures or other collaborations;

•	license proprietary technology; and

•	attract qualified personnel.

Reduction in the use of opioid analgesics would reduce the potential market for ENTEREG and any products developed to treat OBD.

If the use of drugs or techniques that reduce the requirement for mu opioid analgesics becomes more widespread, the market for ENTEREG and our OBD product candidates would decrease. Various techniques to reduce the use of opioids are being utilized in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the postoperative period can reduce or eliminate the use of opioids. Non-steroidal anti-inflammatory agents also may reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics that act at receptors other than mu opioid receptors also are under development. Many companies have developed and are developing analgesic products that compete with opioids or which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for ENTEREG and our OBD product candidates.

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

ADOLOR CORPORATION

Date: October 30, 2009	By:	/S/ MICHAEL R. DOUGHERTY
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/S/ STEPHEN W. WEBSTER
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)