Form 10-K
period 2009-12-31
ADOLOR CORP
filed 2010-02-26
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐                        Accelerated filer ☑                        Non-accelerated filer ☐                        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of common stock held by non-affiliates of the registrant was $79.4 million as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Market on June 30, 2009. For purposes of determining this amount only, the registrant has defined affiliates as including (a) the executive officers of the registrant as of June 30, 2009 and (b) all directors of the registrant as of June 30, 2009.

The number of shares of the registrant’s common stock outstanding as of February 19, 2010 was 46,352,683.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the “Definitive Proxy Statement”) to be filed with the Securities and Exchange Commission in connection with the Company’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2009 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

ADOLOR CORPORATION

FORM 10-K

December 31, 2009

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

Any or all of our forward-looking statements in this report and in the documents that we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	the acceptance of ENTEREG by hospital formularies and pharmacies, physicians and patients in the marketplace;

•	setbacks with respect to research programs, clinical trials, manufacturing activities or commercial activities;

•	the timing and unpredictability of regulatory actions;

•	our ability to develop and launch new products effectively;

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	the inability to adequately protect our key intellectual property rights;

•	the loss of key management or scientific personnel;

•	the activities of our competitors;

•	regulatory, legal or other setbacks with respect to our operations or business;

•	market conditions in the capital markets and the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

•	enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part I, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1.	BUSINESS

OVERVIEW

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. In May 2008, the U.S. Food and Drug Administration (FDA) approved our first product, ENTEREG® (alvimopan). ENTEREG is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant complications for patients and results in increased expense to healthcare providers. We launched ENTEREG in collaboration with Glaxo Group Limited (Glaxo) in the United States in 2008.

We also have a number of product candidates in various stages of clinical and preclinical development. We are collaborating with Pfizer Inc. (Pfizer) in the clinical development of two delta opioid receptor agonist compounds, ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively), for the treatment of pain. We also are clinically testing ADL7445 and ADL5945 to treat opioid bowel dysfunction (OBD), a condition that often results from chronic use of opioid analgesics to treat persistent pain conditions. Our other product candidates are in preclinical development for treating moderate-to-severe pain and other central nervous system conditions.

For the year ended December 31, 2009, our total revenues and net loss were $37.4 million and $47.9 million, respectively. Net sales of ENTEREG for the year ended December 31, 2009 were $14.6 million. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

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

ENTEREG

ENTEREG (alvimopan) is a small molecule, peripherally-acting mu opioid receptor antagonist intended to block the adverse side effects of opioid analgesics on the GI tract without affecting their beneficial analgesic effects. ENTEREG was approved by the FDA on May 20, 2008 and together with our partner, Glaxo, we launched the product in the United States in mid-2008. ENTEREG is specifically indicated to accelerate upper and lower GI recovery following partial large or small bowel resection surgery with primary anastomosis.

Market Opportunity and Commercialization

The impairment of GI motility after intra-abdominal surgery can be associated with abdominal distension and bloating, persistent abdominal pain, nausea and vomiting, variable reduction of bowel sounds, delayed passage of or an inability to pass flatus (gas) or stool and an inability to tolerate oral intake or progress to a solid diet. Delayed GI recovery may potentially postpone hospital discharge until its resolution, resulting in decreased patient quality of life, increased medical care and an increased cost burden on healthcare providers.

There are over 4,000 hospitals in the United States that perform bowel resection surgeries, with approximately 1,400 hospitals collectively performing approximately 80% of such surgeries. ENTEREG is detailed by Glaxo’s national hospital-based sales organization and Adolor is co-promoting ENTEREG in certain hospitals with a field force that numbers approximately 25 persons. ENTEREG was approved subject to a Risk Evaluation and Mitigation Strategy (REMS) under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.) Program. As of December 31, 2009, approximately 1,650 hospitals have registered in the E.A.S.E. Program.

Most hospitals have committees that meet periodically to determine which pharmaceutical products to add to its formulary, or list of accepted drugs. Once a drug is on formulary, it is easier for a physician within a hospital or hospital group to prescribe the drug. As such, we consider hospital formulary approval to be critical to the commercial success of ENTEREG. As of December 31, 2009, we estimate that approximately 800 hospitals, including approximately 500 of the target 1,400 hospitals, had approved ENTEREG for inclusion on their formularies.

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients with OBD who were taking opioids for chronic, non-cancer pain. Results from Study 014 showed numerically more myocardial infarctions and other serious adverse events reported by patients treated long-term with alvimopan in this study compared to placebo. As a result, ENTEREG was approved subject to a REMS, and the product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients. The REMS is designed to maintain the benefits associated with short-term use in the bowel resection population and prevent long-term, outpatient use. Under the REMS, ENTEREG is available only to hospitals that perform bowel resection surgeries and that are enrolled in the E.A.S.E. Program. Hospitals can enroll in the E.A.S.E Program if they: have reviewed the E.A.S.E. Program educational materials, have systems in place to limit the use of ENTEREG to no more than 15 doses per patient, ensure in-hospital use only and will not transfer ENTEREG to an unregistered hospital. Upon enrollment, hospitals can order ENTEREG through wholesalers and on receipt and verification of the order, Glaxo will drop-ship ENTEREG directly to the hospital pharmacy.

As required by our FDA approval letter for ENTEREG, in February 2009, we began a Phase 4 clinical trial intended to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy for bladder cancer. Radical cystectomy is an extensive abdominal and pelvic surgical procedure that can be associated with a significant delayed GI recovery burden. The trial is expected to enroll approximately 300 patients over the next two years.

Glaxo Collaboration and Other License Agreements

In April 2002, we entered into our collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. At that time, Glaxo paid us a non-refundable and non-creditable signing fee of $50 million, which is being recognized as revenue over a period of fourteen years, the estimated performance period under the collaboration agreement. Since 2002, we have received and recognized $30 million of milestone revenue, including $20 million received following FDA approval of ENTEREG in May 2008. Under the agreement, we have a profit-sharing arrangement pursuant to which we receive 45% and Glaxo receives 55% of profits and losses, as defined. Profits and losses are calculated as net sales of ENTEREG in the United States less certain agreed-upon costs, subject to certain adjustments. Beginning in mid-2011, the parties will share such profits and losses equally.

The term of the collaboration agreement for the ENTEREG indication in the United States is ten years from the first commercial sale of ENTEREG, which occurred in June 2008. Glaxo has the right, upon notice, to terminate its rights and obligations with respect to ENTEREG. Glaxo also has the right to terminate the collaboration agreement for breach of the agreement by us or for safety-related reasons as defined in the collaboration agreement. In September 2008, Glaxo returned to us all worldwide rights to alvimopan for the treatment of chronic OBD and in December 2009, they returned to us the rights to alvimopan outside of the United States for the treatment of delayed GI recovery. We currently do not have any plans to seek approval to market alvimopan for OBD or, outside of the United States, delayed GI recovery.

Under the collaboration agreement, external expenses for research and development and marketing activities incurred in the United States by each company are reimbursed by the other party pursuant to contractually agreed percentages. Contract reimbursement amounts owed to us by Glaxo are recorded gross on our statements of operations as contract revenues. Amounts reimbursable to Glaxo by us are recorded as research and development or selling, general and administrative expense, as appropriate, on our statements of operations. We also have a distribution agreement with Glaxo under which it performs certain distribution and contracting services for ENTEREG on our behalf for a fee.

In November 1996, Roberts Laboratories Inc. (Roberts) licensed from Eli Lilly and Company (Lilly) certain intellectual property rights relating to ENTEREG. In June 1998, we entered into an option and license agreement with Roberts under which we sublicensed these rights from Roberts. In December 2000, Shire U.S. Inc. became the successor in interests to Roberts under our option and license agreement with Roberts. Our license to ENTEREG and our obligations to pay royalties to Shire and Lilly expire on the later of either the date of the last to expire of the licensed Lilly patents or November 5, 2011. We also have made license and milestone payments under this agreement totaling $2.5 million, including $0.9 million paid during the year ended December 31, 2008 as a result of ENTEREG receiving regulatory approval.

Intellectual Property Position and Regulatory Exclusivity

We have rights to patents related to ENTEREG that will expire between 2011 and 2020, including U.S. patents claiming the composition of alvimopan that will expire in 2011 and 2013. After the approval of ENTEREG in May 2008, we filed for a patent term extension to extend the term of one of these patents by five years. There can be no assurance that our application for patent term extension will be granted or that, if granted, the term extension will be five years. If we are granted patent term extension for an ENTEREG patent, we cannot be assured that any such extension will provide meaningful proprietary protection during the period of extension. We have rights to other patents and patent applications that also may protect ENTEREG. These patents include U.S. patents claiming the use of ENTEREG that expire in 2020 and various formulation patents.

In addition to the patents related to ENTEREG, alvimopan is classified as a new chemical entity (NCE) under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. The Hatch-Waxman Act provides five years of NCE marketing exclusivity to the first applicant to gain approval of a New Drug Application (NDA) for a product that does not contain an active ingredient found in any other approved product. We have five years of NCE exclusivity for ENTEREG that expires on May 20, 2013. The NCE exclusivity prevents the submission to the FDA of any Abbreviated New Drug Application (ANDA) for any pharmaceutical product containing alvimopan until May 2013 (or May 2012 if the ANDA applicant certifies that the patents covering ENTEREG are invalid or will not be infringed by the ANDA product).

Manufacturing and Product Supply

We depend on Piramal Healthcare (Canada) Limited (formerly Torcan Chemical Ltd.) and Central Glass Germany GmbH (formerly Girindus AG) as the approved suppliers under our NDA of the active pharmaceutical ingredient (API) in ENTEREG. We also depend on Pharmaceutics International, Inc. to manufacture ENTEREG finished capsules. We seek to maintain inventories of finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing process requires regulatory approval.

Competition

Currently, ENTEREG is the only FDA-approved product indicated for the acceleration of GI recovery following bowel resection surgery. We are aware of other products in various stages of clinical development for this condition. For example, we are aware of molecules in development by Progenics Pharmaceuticals, Inc., Tranzyme Pharma and Helsinn Therapeutics that could compete with ENTEREG at some point in the future.

Customers

Our principal customers are wholesale drug distributors. These customers comprise a significant part of the distribution network for all pharmaceutical products in the United States. Three large wholesale drug distributors, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, comprise a significant share of this network. These three wholesale customers, in the aggregate, accounted for 92% of our total product sales for the year ended December 31, 2009. Under the E.A.S.E. Program, hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped from Glaxo’s warehouse directly to registered hospitals.

DEVELOPMENT PROGRAMS

Delta Opioid Receptor Agonist Program

Opioid receptors located in the brain and on the surface of nerves that modulate pain signals alter transmission of these pain signals when activated by drugs specific for those receptors. There are three major classes of opioid receptors—mu, kappa and delta. Currently, all marketed opioid analgesic drugs used to control moderate-to-severe pain interact with mu opioid receptors in the brain and spinal cord. However, activating these opioid receptors in the central nervous system with morphine-like mu opioid analgesics can result in serious complications and side effects, such as dependence, sedation and respiratory depression.

Through a proprietary research platform based on cloned human opioid receptors, we have identified a series of novel, orally-active delta agonists that selectively stimulate the delta opioid receptor. We are pursuing development of these compounds as a potential new class of opioid analgesics that produce pain relief similar to traditional mu opioids, while reducing or eliminating narcotic complications and side effects, such as dependence, sedation or respiratory depression. In addition, delta agonists may have a role in modulating other biological processes that may manifest themselves in disease states or conditions such as depression, cognitive disorders and overactive bladder.

In December 2007, we entered into an exclusive worldwide license and collaboration with Pfizer to develop and commercialize two of our proprietary delta opioid receptor agonist compounds, ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively), for the treatment of pain.

Clinical Development

In October 2009, Pfizer and we initiated a Phase 2a proof-of-concept study of ADL5859 and ADL5747 in osteoarthritis (OA) patients. The study is a randomized, double-blind, placebo and active-controlled, parallel-group study designed to evaluate the safety, efficacy and pharmacokinetics (PK) of ADL5859 and ADL5747 in patients with OA of the knee. This four-arm study is expected to enroll 100 patients per arm and results are anticipated in the third quarter of 2010. The primary endpoint of this study is the change from baseline in the average pain scores.

In January 2010, Pfizer and we initiated a Phase 2a proof-of-concept study of ADL5747 in post-herpetic neuralgia (PHN). This study is a randomized, double-blind, placebo-controlled, 2x2 crossover study comparing ADL5747 to placebo and pregabalin to placebo. There will be two treatment phases, each lasting two weeks, and the study is expected to enroll approximately 70 patients in total, with results from this study expected in mid-2011. The primary endpoint of this study is the change in the weekly average pain scores from baseline to the end of each treatment period.

Prior Phase 2a studies of ADL5859 in three different models of pain did not show a statistically significant benefit for ADL5859 against placebo. These studies were in a model of acute pain after surgical removal of impacted third molars (Dental Pain), neuropathic pain associated with diabetic peripheral neuropathy (DPN) and inflammatory pain associated with rheumatoid arthritis. In the Dental Pain and DPN studies, we observed a high degree of variability in plasma levels, a finding which we believe may have impacted the results.

As a result of these findings, we conducted a series of PK evaluations of both ADL5859 and ADL5747 in 2009. Among the findings in these studies, we noted an impact on the absorption of these compounds from food intake. We modified the protocol design for the OA and PHN studies based on these findings and also expect to conduct further PK evaluations in parallel with these two studies.

Collaboration Agreement with Pfizer

Under our collaboration agreement with Pfizer executed in December 2007, we are responsible for Investigational New Drug Application (IND) filings and Phase 1 and Phase 2a clinical studies and Pfizer is responsible for subsequent worldwide development, securing all regulatory approvals and for commercialization of the products. The development and commercialization of the products are managed by a joint steering committee consisting of representatives from both companies. The companies share external development expenses in support of regulatory filings in the United States with 60% paid by Pfizer and 40% paid by us. Expenses for development activities required for regulatory filings outside the United States are the responsibility of Pfizer.

Upon commercialization of any products, we will share in the net profits/net losses, as defined in the agreement, in the United States with 60% paid to Pfizer and 40% paid to us, and we will be entitled to receive royalty payments for net sales (as defined in the agreement) of products outside of the United States. We also retained an option to co-promote the products in the United States or, following the completion of Phase 2b studies, to convert our share of net profits, if any, into a royalty. Additional delta compounds and additional indications for compounds may be added to the collaboration on terms specified in the agreement.

We received an up-front payment of $30 million from Pfizer and reimbursement of $1.9 million for Phase 2a development costs that we had incurred prior to entering into the collaboration agreement. This $31.9 million is being recognized as revenue over a period of three years, the estimated performance period under the collaboration agreement. The agreement also provides that we may receive milestone payments of up to $155 million for the first compound and $77.5 million for a second compound. The milestone payments would become payable upon achievement of certain clinical, regulatory and commercial milestones defined in the agreement. The first milestone event defined is commencement of Phase 2b clinical testing.

The agreement expires on a country-by-country basis upon expiration of the royalty term in each country, which term is a minimum of ten years following first commercial sale of a licensed product, if any. Pfizer and we each have the right to terminate the agreement upon a material default of the other party. Pfizer also has the right to terminate the agreement upon ninety (90) days notice for certain clinical study results as set forth in the agreement, including following completion of the Phase 2a studies. Following completion of Phase 2b studies for ADL5859 and ADL5747, Pfizer has the right to terminate the agreement without cause upon one hundred eighty (180) days written notice to us.

Intellectual Property

We own a patent claiming the composition of ADL5859 and ADL5747. We project that this patent will expire in 2027. Currently, we have a number of pending patent applications that also claim our delta agonist product candidates both in the United States and in certain foreign countries.

Opioid Bowel Dysfunction Program

Just as there are opioid receptors in the central and peripheral nervous system that regulate the transmission of signals into the spinal cord, there are opioid receptors in the GI tract, or peripheral opioid receptors, that regulate functions such as motility and water secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other mu opioid analgesics, can slow gut motility and disrupt normal GI function that allows for the passage, absorption and excretion of ingested solid materials. In patients who take opioid analgesics to treat chronic and persistent pain, this condition is known as OBD. We have two molecules in clinical development, ADL7445 and ADL5945, for the treatment of OBD.

ADL7445 was discovered internally at Adolor, while ADL5945 was in-licensed from Lilly in September 2009. Both compounds are highly peripheralized, opioid antagonists, intended to block the adverse effects of opioid analgesics on the GI tract, without impacting analgesia. We are conducting initial clinical evaluation of both compounds in parallel, and expect to commence Phase 2 proof-of-concept evaluation for one or both compounds later in 2010. Both ADL7445 and ADL5945 are covered under composition of matter patents that expire in 2025.

PRECLINICAL PROGRAMS

Following our restructuring in June 2009, we reorganized our research group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage discovery programs. Further, we believe there may be opportunities to expand our product portfolio through the acquisition or in-licensing of products and/or product development candidates and we intend to continue to explore and evaluate such opportunities.

INTELLECTUAL PROPERTY

We seek United States and international patent protection for important and strategic components of our technology. There can be no assurance that any of our patents will guarantee protection or market exclusivity for our products and product candidates. We also rely on trade secret protection for certain of our confidential and proprietary information, and we use license agreements both to access external technologies and assets and to convey certain intellectual property rights to others. Our success will be dependent in part on our ability to obtain commercially valuable patent claims, protect our intellectual property rights and operate without infringing upon the proprietary rights of others.

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

COMPETITION

In addition to the competition we may face for ENTEREG as discussed above, we face intense competition and rapid technological change in the pharmaceutical marketplace. Large and small companies, academic institutions and other public and private research organizations conduct research, seek patent protection and establish collaborative arrangements for product development in competition with us. Products developed by any of these entities may compete directly with those we may develop or sell. In addition, many of the companies and institutions that compete with us have substantially greater capital resources, research and development staffs and facilities than we have, and substantially greater experience in conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. These entities represent significant competition for us. In addition, competitors who are developing prescription pain management products might succeed in developing technologies and products that are more effective than any that we develop or sell or that would render our technology and products obsolete or noncompetitive. Competition and innovation from these or other sources potentially could negatively affect sales of our products or make them obsolete. Advances in current treatment methods also may adversely affect the market for such products. In addition, we may be at a competitive marketing disadvantage against companies that have broader product lines and whose sales personnel are able to offer more complementary products than we can. Any failure to maintain our competitive position could adversely affect our business and results of operations.

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

MANUFACTURING

We presently do not maintain our own manufacturing facilities. We maintain an internal manufacturing organization to manage our relationships with third parties for the manufacture and supply of products for preclinical, clinical and commercial purposes. We have contracted with certain of these third-party manufacturers for the supply of certain amounts of material to meet our needs for commercial and developmental purposes. Commercial and development quantities of any products that we develop will need to be manufactured in facilities, and by processes, that comply with FDA regulations and other federal, state and local regulations.

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

Human clinical trials are typically conducted in three sequential phases that may overlap:

•

Phase 1: The drug candidate is initially introduced into healthy human volunteers or patients and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and clinical pharmacology. In addition, it is sometimes possible to conduct a preliminary evaluation of efficacy in Phase 1 trials.

•

Phase 2: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to evaluate the efficacy of the product for specific targeted diseases and to determine optimal dosage and tolerance.

•

Phase 3: When Phase 2 evaluations demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile, Phase 3 trials are undertaken to further evaluate dosage and clinical efficacy, to further test for safety in an expanded patient population at geographically dispersed clinical study sites and to determine the overall risk-benefit ratio of the drug candidate and to provide an adequate basis for product labeling.

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

Data from preclinical studies and clinical trials are submitted to the FDA in an NDA for marketing approval. Preparing an NDA involves considerable data collection, verification, analyses and expense and there can be no assurance that the FDA will accept the application or grant an approval on a timely basis, if at all. The marketing or sale of pharmaceuticals in the United States may not begin without FDA approval. The approval process is affected by a number of factors, including primarily the safety and efficacy demonstrated in clinical trials and the severity of the disease. The FDA may deny an application if, in its sole discretion, it determines that applicable regulatory criteria have not been satisfied or if, in its judgment, additional testing or information is required to ensure the efficacy and safety of the product. One of the conditions for initial marketing approval, as well as continued post-approval marketing, is that a prospective manufacturer’s quality control and manufacturing procedures conform to the current Good Manufacturing Practices (cGMPs) regulations of the FDA. In complying with these regulations, a manufacturer must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full compliance. Manufacturing establishments, both foreign and domestic, are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies. Discovery of previously unknown problems with a product or manufacturer may result in restrictions on such product or manufacturer, including withdrawal of the product from the market.

Post-marketing Regulations

After FDA approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety, to validate surrogate efficacy endpoints or for other reasons, and the failure of such studies can result in a range of regulatory actions, including withdrawal of the product from the market. Further studies are required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially approved. As discussed above, we began a Phase 4 clinical trial in February 2009 intended to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy for bladder cancer.

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

The Controlled Substances Act imposes various registration, record-keeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products. A principal factor in determining the particular requirements of this act, if any, applicable to a product is its actual or potential abuse profile. A pharmaceutical product may be listed as a Schedule I, II, III, IV or V substance, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest. Because of the potential for abuse, drugs that are able to activate mu opioid receptors in the brain (morphine-like opioid analgesics) are regulated, or scheduled, under the Controlled Substances Act.

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

Hatch-Waxman Act

Under the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) drug products. The law also provides incentives by awarding, in certain circumstances, non-patent marketing exclusivities to pioneer drug manufacturers. Newly approved drug products and changes to the conditions of use of approved products may benefit from periods of non-patent marketing exclusivity in addition to any patent protection the drug product may have. The Hatch-Waxman Act provides five years of NCE marketing exclusivity to the first applicant to gain approval of an NDA for a product that does not contain an active ingredient found in any other approved product.

The Hatch-Waxman Act also provides three years of exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of new uses of approved products, such as new indications, dosage forms, strengths or conditions of use.

The Hatch-Waxman Act requires NDA applicants and NDA holders to provide certain patent information for listing in “Approved Drug Products with Therapeutic Equivalence Evaluations,” also known as the “Orange Book.” ANDA and 505(b)(2) applicants must then certify regarding each of the patents listed with the FDA for the reference product(s). A certification that each listed patent is invalid or will not be infringed by the marketing of the applicant’s product is called a “Paragraph IV certification.” If the ANDA or 505(b)(2) applicant provides such a notification of patent invalidity or noninfringement, then the FDA may accept the ANDA or 505(b)(2) application four years after approval of the NDA.

If a Paragraph IV certification is filed and the ANDA has been accepted as a reviewable filing by the FDA, the ANDA or 505(b)(2) applicant must then within 30 days provide notice to the NDA holder and patent owner stating that the application has been submitted and providing the factual and legal basis for the applicant’s opinion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving notice of the Paragraph IV certification, a one-time 30-month stay of the FDA’s ability to approve the ANDA or 505(b)(2) application is triggered. The 30-month stay begins at the end of the NDA holder’s five years of data exclusivity or, if data exclusivity has expired, on the date that the patent holder is notified. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed, or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

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

LEGAL MATTERS

For a summary of legal matters, see Note 8 of the Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

EMPLOYEES

As of December 31, 2009, we had 114 full-time employees. Most of our senior management and professional employees have had prior experience in pharmaceutical or biotechnology companies. None of our employees is covered by collective bargaining agreements. We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, in addition to the other information contained in this Annual Report on Form 10-K, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients taking opioids for chronic non-cancer pain and experiencing OBD. Results from Study 014 showed numerically more myocardial infarctions and other serious adverse events reported by patients treated long-term with alvimopan in this study compared to placebo. As a result, ENTEREG was approved in its labeled indication by the FDA subject to a REMS. The FDA has determined that a REMS is necessary to ensure that the benefits of ENTEREG outweigh the risks. The REMS is subject to modification by the FDA at anytime and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult to market and sell ENTEREG.

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

To date, no selective delta opioid receptor agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We are developing two delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in early stage clinical development. To date, we have studied ADL5859 in three Phase 2a clinical studies and in each case the compound has not achieved a statistically significant difference in efficacy versus placebo. Notwithstanding these results, we initiated an additional Phase 2a study of ADL5859 and ADL5747 during October 2009 in patients suffering from osteoarthritis of the knee and commenced a Phase 2a study of ADL5747 in January 2010 in patients suffering from post-herpetic neuralgia. Ultimately, drug development is a highly uncertain process; our delta agonist product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful products.

We expect to continue to incur significant operating losses over the next several years and without additional funding, we likely will be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and as of December 31, 2009, our accumulated deficit was $503.0 million and our cash, cash equivalents and short-term investments were $83.2 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. Notwithstanding our restructuring in June 2009, we expect to continue to generate substantial losses and utilize substantial amounts of cash, cash equivalents and short-term investments for the foreseeable future driven primarily by expenditures related to research and development and sales and marketing activities. We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations through 2011. We cannot be sure that we will ever achieve significant product revenue from ENTEREG or any of our other product candidates sufficient for us to generate positive cash flows from operations. Sales of ENTEREG will need to increase significantly beyond current levels before we will be able to achieve profitability and/or positive cash flows from operations. Even if we are able to achieve profitability, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of continuing investment. We may need to obtain funding for our future operational needs, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public and/or private financing, issuances of equity and/or debt, sale and/or partnering of one or more of our development programs or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity could further dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we may be less likely to develop products successfully.

Our product sales revenues from ENTEREG and related financial results may fail to meet market expectations and will likely fluctuate, which may adversely affect our stock price.

Forecasting revenue is difficult, especially when there is little commercial history, the product is the first product approved for a particular indication and when the level of market acceptance of the product is uncertain. For ENTEREG, the registration process required under the E.A.S.E. Program, as well as the P&T committee and formulary approval process, has impacted uptake of the product. As a result of these factors, ENTEREG product sales may not meet market expectations and will likely fluctuate, which may adversely affect our stock price. In addition, there are other factors that may cause our financial results to fluctuate, including the achievement and timing of research and development milestones and other collaboration revenues, the cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

Our stock price has been highly volatile, and your investment in our stock could decline significantly in value.

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2007 through February 19, 2010, the price of our common stock reached a low of $1.27 per share on December 19, 2008 and a high of $9.45 per share on March 13, 2007.

The market price for our common stock is highly dependent on the performance of ENTEREG in the market and the success of our product development efforts. Negative announcements, including, among others:

•	disappointing sales of ENTEREG;

•	disappointing developments concerning our collaborations;

•	negative clinical trial results, particularly with respect to our delta and OBD programs, or adverse regulatory decisions for our product candidates;

•	adverse period-to-period fluctuations in our sales or operating results or financial results that fall below the market’s expectations; or

•	legal challenges, disputes and/or other adverse developments impacting our patents or other proprietary products,

could trigger a significant decline in the price of our common stock. In addition, external events, such as news concerning economic or market conditions in the general economy or within our industry, the activities of our competitors or our customers, changes in U.S. or foreign government regulations impacting our industry or the movement of capital into or out of our industry, also are likely to affect the price of our common stock, regardless of our operating performance. Further declines in our stock price or our failure to meet other conditions required by the NASDAQ Global Market could impact our continued listing on the NASDAQ Global Market.

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

In the future, we may enter into other collaborative arrangements for the development, marketing, sale and/or distribution of certain of our product candidates, which may require us to share profits or revenues. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that we need to develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements also may require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Moreover, we may not derive any revenues or profits from these arrangements.

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

We depend on Piramal Healthcare (Canada) Limited (formerly Torcan Chemical Ltd.) and Central Glass Germany GmbH (formerly Girindus AG) as the approved suppliers under our NDA of the active pharmaceutical ingredient in ENTEREG. We also depend on Pharmaceutics International, Inc. to manufacture ENTEREG finished capsules. These suppliers have been inspected by the FDA but are subject to periodic re-inspection. In the event that these vendors cannot supply material for any reason, FDA approval is required to change or add new suppliers and manufacturers and obtaining such approval could result in delays that disrupt the supply of the product. While we seek to maintain inventories of the active pharmaceutical ingredient and finished products to protect against supply disruptions, if they were to occur they could materially and adversely affect the commercial success of ENTEREG.

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended, and expect to continue to depend, on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. While we have established relationships with a number of different third-party manufacturing service providers, we may not be able to contract for the manufacture of sufficient quantities of the products we develop, or meet our needs for preclinical or clinical development. Our products may be in competition with other products for manufacturing capacity of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give their own or other products greater priority than ours. It is difficult and expensive to change contract manufacturers for pharmaceutical products. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if additional products are approved, on a timely and competitive basis.

To receive regulatory approval for any future product, contract manufacturers will need to be identified that can obtain FDA approval of their manufacturing facilities used to manufacture that product, and there is a risk that such approval may not be obtained. In an NDA, we are required to submit information and data regarding chemistry, manufacturing and controls which satisfy the FDA that our contract manufacturers are able to make that product in accordance with cGMPs. Under cGMPs, our manufacturers and we will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could cause us substantial harm by delaying or preventing regulatory approval and marketing of our products.

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

Our long-term success depends upon our ability to discover, license and develop, receive regulatory approval for and commercialize our product candidates.

We recently reduced and restructured our discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage discovery programs. The restructuring of our discovery group and the related reduction in resources will likely limit our ability to discover new products and increase the risk that our long-term business objectives will not be met.

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

We intend to explore opportunities to expand our product portfolio by acquiring or in-licensing product candidates, although we have limited resources to do so. Although we conduct extensive evaluations of product candidate opportunities as part of our due diligence efforts, there can be no assurance that our product candidate development efforts related thereto will be successful or that we will not become aware of issues or complications that will cause us to alter, delay or terminate our product candidate development efforts.

If we market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws, we may be subject to civil or criminal penalties.

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare fraud and abuse laws have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry. These laws include false claims statutes and anti-kickback statutes. Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of these laws.

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

We are required to submit pricing data to the federal government as a condition of selling ENTEREG to healthcare facilities of the VA, Department of Defense (DoD), Public Health Service and U.S. Coast Guard (the VA Network). These price reports are used to determine the amount of discount that must be provided to the VA Network. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. We depend upon Glaxo to calculate these prices for ENTEREG, and it is possible that Glaxo’s methodologies for calculating these prices could be challenged under false claims laws or other laws. If this were to occur, we could face substantial liability.

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

We are aware of other products in various stages of clinical development for the acceleration of GI recovery following bowel resection surgery, opioid induced constipation and other manifestations of OBD. For example, we are aware of molecules in development by Progenics Pharmaceuticals, Inc., Tranzyme Pharma, Helsinn Therapeutics, Nektar Therapeutics and Alkermes, Inc. that could compete with our existing product or our product candidates. In addition, there are products already on the market for use in treating other GI conditions that also are being developed for use in OBD. There are additional competitive products being developed that could have a material adverse effect on our ability to successfully market and sell our product and product candidates.

There are numerous classes of pharmaceuticals that address the pain market, including non-steroidal, anti-inflammatory drugs (NSAIDs), opioids, COX-2 inhibitors, dual-action analgesics, as well as over-the-counter medication like aspirin and acetaminophen. New entrants into this area will need to be substantially improved, either in terms of increased analgesia or reduced side effects, in order to be competitive. Numerous companies have new pain drugs under development.

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

We lease our corporate headquarters in Exton, Pennsylvania, under a ten-year lease agreement expiring in May 2013. The lease includes a renewal option for two consecutive additional five-year periods and we have a purchase option exercisable at the tenth year of the lease term. The building has approximately 80,000 square feet of space consisting of approximately 30,000 square feet of administrative office space, 25,000 square feet of laboratory space and 25,000 square feet of unfinished space that is available for potential future expansion.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 8 of the Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

Executive Officers of the Registrant

The names, ages and positions held by our executive officers as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Title
Michael R. Dougherty	52	President, Chief Executive Officer and Director
John M. Limongelli, Esq.	40	Senior Vice President, General Counsel and Secretary
George R. Maurer	54	Senior Vice President, Manufacturing and Pharmaceutical Technologies
Eliseo O. Salinas, MD, MSc	54	Senior Vice President, Research and Development and Chief Medical Officer
Stephen W. Webster	48	Senior Vice President, Finance and Chief Financial Officer

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

John M. Limongelli, Esq. Mr. Limongelli joined us as our Senior Vice President, General Counsel and Secretary in September 2008. From July 2002 to September 2008, Mr. Limongelli held several roles of increasing responsibility with Cephalon, Inc., most recently serving as Vice President and Associate General Counsel. Prior to joining Cephalon in 2002, Mr. Limongelli was an associate with the law firm of Morgan, Lewis & Bockius, LLP, in Philadelphia. From 1995 to 1997, Mr. Limongelli worked as a financial analyst for Bell Atlantic Corp., and from 1991 to 1995 he was an auditor with KPMG LLP. Mr. Limongelli obtained both his Juris Doctor and Masters in Business Administration from Temple University.

George R. Maurer. Mr. Maurer was named as our Senior Vice President, Manufacturing and Pharmaceutical Technologies, in January 2009. Mr. Maurer joined Adolor in 2002 as Senior Director, Commercial Manufacturing, and then served as Vice President, Commercial Manufacturing from 2005 to January 2009. Prior to joining Adolor, Mr. Maurer was Director, Commercial Manufacturing at ViroPharma Incorporated. Prior to ViroPharma, for 22 years Mr. Maurer held positions of increasing responsibility with Schering-Plough Corporation, including directing production planning of manufacturing functions supporting domestic sales and management of manufacturing operations in Puerto Rico and New Jersey. Mr. Maurer earned his B.S. in Biology from Rensselaer Polytechnic Institute.

Dr. Eliseo Oreste Salinas, MD, MSc. Dr. Salinas joined us as our Senior Vice President, Research and Development and Chief Medical Officer in June 2008. From June 2004 until May 2008, Dr. Salinas served as Executive Vice President Global Research & Development and Chief Scientific Officer for Shire, a specialty biopharmaceutical company. Between 1993 and June 2004, Dr. Salinas served in several positions of increased responsibility at Wyeth Research, including Vice President of Headquarters for Japan Research & Development, Vice President of Regional Research North and South America and Head of Worldwide Central Nervous System Clinical Research and Development. Dr. Salinas received his Doctor of Medicine from the University of Buenos Aires, Argentina, in 1980, received a Masters in Pharmacology in 1990 and completed his Residency in Psychiatry from the University of Paris, France.

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

Our common stock is traded on the NASDAQ Global Market under the symbol “ADLR.” The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported by the NASDAQ Global Market during each quarter of the two most recent years.

	High	Low
2009
First Quarter	$2.55	$1.61
Second Quarter	2.38	1.45
Third Quarter	2.04	1.44
Fourth Quarter	1.68	1.33

2008
First Quarter	$5.20	$3.75
Second Quarter	6.09	4.39
Third Quarter	5.58	2.92
Fourth Quarter	3.69	1.27

As of February 19, 2010, there were 118 holders of record of our common stock. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms. On February 19, 2010, the last reported sale price of our common stock as reported on the NASDAQ Global Market was $1.47 per share.

We have never declared or paid cash dividends on our capital stock, and we do not intend to pay cash dividends in the foreseeable future. We plan to retain earnings, if any, for use in the operation of our business and to fund future growth.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009, including the 1994 Amended and Restated Equity Compensation Plan, as amended (the 1994 Plan) and the Amended and Restated 2003 Stock-Based Incentive Compensation Plan (the 2003 Plan).

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	6,137,302	$5.79	1,539,715
Equity compensation plans not approved by stockholders	—		—

Total	6,137,302	$5.79	1,539,715

(1)	Consists of options available for grant by us under our 2003 Plan and our 1994 Plan. The Company also issued restricted stock award and deferred stock award shares to employees. There were 932,687 unvested restricted and deferred stock awards outstanding at December 31, 2009.

Performance Graph

The following graph compares the cumulative five-year total return on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2004 and its relative performance is tracked through December 31, 2009.

	As of December 31,
	2004	2005	2006	2007	2008	2009
Adolor Corporation	100.00	147.18	75.81	46.37	16.73	14.72
NASDAQ Composite Index	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Biotechnology Index	100.00	117.54	117.37	121.37	113.41	124.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in this Annual Report on Form 10-K. The Statements of Operations data for the years ended December 31, 2009, 2008 and 2007 and the Balance Sheet data as of December 31, 2009 and 2008 are derived from our audited financial statements which are included elsewhere in this Annual Report on Form 10-K. The Statements of Operations data for the years ended December 31, 2006 and 2005 and the Balance Sheet data as of December 31, 2007, 2006 and 2005 are derived from audited financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statements of Operations
Product sales, net	$14,609	$1,248	$—	$—	$—
Contract revenues	22,752	48,208	9,120	15,087	15,719

Total revenues, net	37,361	49,456	9,120	15,087	15,719

Operating expenses incurred:
Cost of product sales	1,515	204	—	—	—
Research and development	43,930	52,664	41,610	56,387	49,631
Selling, general and administrative	36,948	31,115	23,970	35,458	26,293
Restructuring charge	3,933	—	—	2,504	—

Total operating expenses	86,326	83,983	65,580	94,349	75,924

Loss from operations	(48,965)	(34,527)	(56,460)	(79,262)	(60,205)
Interest income and other income, net	1,051	4,405	8,017	9,524	3,408

Net loss	$(47,914)	$(30,122)	$(48,443)	$(69,738)	$(56,797)

Basic and diluted net loss per share	$(1.03)	$(0.65)	$(1.05)	$(1.56)	$(1.45)

Shares used in computing basic and diluted net loss per share	46,296	46,158	45,933	44,731	39,088

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet
Cash, cash equivalents and short-term investments	$83,206	$131,910	$167,189	$185,562	$103,075
Working capital	66,989	112,250	147,543	173,130	89,664
Total assets	91,459	144,427	178,677	200,598	117,237
Accumulated deficit	(502,981)	(455,067)	(424,944)	(376,502)	(306,763)
Total stockholders’ equity	44,054	88,619	112,353	153,181	66,693

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the “Risk Factors” contained in Part I, Item 1A of this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. In May 2008, the U.S. Food and Drug Administration (FDA) approved our first product, ENTEREG® (alvimopan). ENTEREG is specifically indicated to accelerate the time to upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant complications for patients and results in increased expense to healthcare providers. We also have a number of product candidates in various stages of clinical and preclinical development.

For the year ended December 31, 2009, our total revenues and net loss were $37.4 million and $47.9 million, respectively. Net sales of ENTEREG for the year ended December 31, 2009 were $14.6 million, which amount includes $0.9 million for product that was shipped to registered hospitals in 2008, but not recognized as revenue at the time of shipment under our previous revenue recognition policy. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

In June 2009, we announced a restructuring that resulted in the reduction of approximately 45 positions, or 28% of our workforce, as well as other cost saving initiatives. We reduced and restructured our research group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage discovery programs. During the year ended December 31, 2009, we recorded a restructuring charge of $3.9 million, consisting of $2.1 million related to employee severance and benefits related costs and a $1.8 million non-cash asset impairment charge.

ENTEREG

Together with our partner, Glaxo Group Limited (Glaxo), we launched ENTEREG in the United States in mid-2008. ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. We co-promote ENTEREG in certain hospitals with a field force that numbers approximately 25 persons. ENTEREG was approved subject to a Risk Evaluation and Mitigation Strategy under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.) Program. As of December 31, 2009, approximately 1,650 hospitals have registered in the E.A.S.E. Program. Additionally, as of December 31, 2009, we estimate that approximately 800 hospitals had accepted ENTEREG for inclusion on their formularies, including approximately 500 of the 1,400 hospitals that collectively perform approximately 80% of the bowel resection surgeries in the United States.

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

In October 2009, Pfizer and we initiated a Phase 2a proof-of-concept study of ADL5859 and ADL5747 in osteoarthritis (OA) patients. In January 2010, Pfizer and we also initiated a Phase 2a proof-of-concept study of ADL5747 in post-herpetic neuralgia (PHN).

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

We are developing ADL7445 and ADL5945 to treat OBD. These compounds are small molecule, mu opioid receptor antagonists intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia. We submitted an Investigational New Drug Application (IND) for ADL7445 in September 2009 and initiated clinical evaluation of this compound during the fourth quarter of 2009. We licensed ADL5945 from Eli Lilly and Company (Lilly) in September 2009 and initiated clinical testing of this compound in February 2010.

Discovery Research and In-licensing Efforts

Following our restructuring in June 2009, we reorganized our research group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage discovery programs. Further, we believe there may be opportunities to expand our product portfolio through the acquisition or in-licensing of products and/or product development candidates and we intend to continue to explore and evaluate such opportunities.

The following discussion is included to describe our financial position and results of operations as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009. The financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $83.2 million at December 31, 2009 and $131.9 million at December 31, 2008, representing 91% of our total assets. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $67.0 million at December 31, 2009 compared to $112.3 million at December 31, 2008. The decrease in cash, cash equivalents, short-term investments and working capital was primarily from the use of cash to fund our operations, offset partially by $12.8 million of cash received from net sales of ENTEREG and $9.3 million received from Glaxo as a result of the modification of certain payment provisions under our collaboration agreement.

The following is a summary of selected cash flow information for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Net loss	$(47,914,314)	$(30,122,260)	$(48,442,975)
Adjustments for non-cash operating items	(3,507,038)	(6,226,735)	3,807,972

Net cash operating loss	(51,421,352)	(36,348,995)	(44,635,003)
Net change in assets and liabilities	6,037,551	3,815,612	25,548,879

Net cash used in operating activities	$(45,383,801)	$(32,533,383)	$(19,086,124)

Net cash provided by investing activities	$45,062,321	$24,770,394	$31,330,076

Net cash provided by (used in) financing activities	$—	$(277,669)	$52,994

Net Cash Used in Operating Activities

Net operating cash outflows of $45.4 million, $32.5 million and $19.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses, offset by payments received under the Glaxo and Pfizer collaboration agreements. For the year ended December 31, 2009, we received net payments of $13.9 million under such collaboration agreements. Of the $13.9 million received, $9.3 million was related to the acceleration of payments owed by Glaxo to us under the terms of Amendment No. 4 of the Glaxo collaboration agreement. In addition, we received $12.8 million of cash related to net shipments of ENTEREG during 2009. In 2008, we received $29.7 million under our collaboration agreements, including a $20.0 million milestone payment from Glaxo following FDA approval of ENTEREG. In addition, we received $1.5 million of cash related to net shipments of ENTEREG during 2008. In 2007, we received $38.2 million under our collaboration agreements, consisting primarily of $31.9 million received from Pfizer upon execution of the collaboration agreement relating to our delta opioid receptor agonists.

Net Cash Provided by Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, expenditures for property and equipment and in-process research and development, and proceeds from the sale of equipment. Capital expenditures are primarily for the purchase of laboratory equipment, furniture and fixtures, office equipment and leasehold improvements associated with our leased facility.

Net cash provided by investing activities was $45.1 million for the year ended December 31, 2009 as compared to $24.8 million for the year ended December 31, 2008. The increase in cash provided by investing activities in 2009 is primarily attributable to an increase of $21.0 million in the net maturities of available-for-sale securities and cash proceeds of $1.0 million received from the disposal of equipment, offset partially by $2.3 million of payments made during 2009 related to the purchase of in-process research and development.

Net cash provided by investing activities was $24.8 million for the year ended December 31, 2008 as compared to $31.3 million for the year ended December 31, 2007. The decrease in cash provided by investing activities in 2008 is primarily attributable to a decrease in the net maturities of available-for-sale securities.

We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consists of U.S. Treasury obligations.

Contractual Commitments

The following table summarizes our obligations to make future payments under current contracts:

	Payments Due by Period
Contractual obligations	Total	2010	2011 and 2012	2013 and 2014	2015 and Thereafter
Operating leases	$4,283,000	$1,270,000	$2,505,000	$508,000	$—
Purchase obligations	2,218,000	173,000	1,445,000	600,000	—

Total	$6,501,000	$1,443,000	$3,950,000	$1,108,000	$—

Contractual commitments in the table above represent future cash obligations that are legally binding and enforceable under agreements with third parties. These amounts relate to future minimum payments for the manufacture of ENTEREG, the use of software and operating leases for office and laboratory space. The table summarizes our significant contractual commitments as of December 31, 2009 and the effects such commitments are expected to have on our liquidity and cash flows in future periods.

Excluded from the table above are contingent liabilities associated with various agreements into which we have entered for services with third-party vendors, including agreements to conduct clinical trials, to manufacture product candidates and for consulting and other contracted services. These contingent liabilities require future performance by the third party in order for payment to be executed, and we accrue the costs of these agreements based on estimates of work completed to date. We estimate that approximately $23.6 million will be payable in future periods under the arrangements in place at December 31, 2009. Of this amount, approximately $3.6 million has been accrued for work estimated to have been completed as of December 31, 2009 and approximately $20.0 million relates to future performance under these arrangements.

In addition to the above, we have committed to make potential future royalty and milestone payments to third parties as part of our in-licensing agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, we have not recorded a liability on our balance sheet for any such contingencies. As of December 31, 2009, the maximum potential milestone payments due under current contractual agreements are $106.5 million.

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

License Agreements

In November 1996, Roberts Laboratories, Inc. (Roberts) licensed from Lilly certain intellectual property rights relating to ENTEREG. In June 1998, we entered into an option and license agreement with Roberts under which we sublicensed these rights from Roberts. In December 2000, Shire U.S. Inc. (Shire) became the successor in interests to Roberts under our option and license agreement with Roberts. The Company has made license and milestone payments under this agreement totaling $2.5 million, including $0.9 million paid during 2008 as a result of the regulatory approval of ENTEREG. Our license to ENTEREG and our obligations to pay royalties to Shire and Lilly expire on the later of either the date of the last to expire of the licensed Lilly patents or November 5, 2011.

In September 2009, we acquired from Lilly the exclusive worldwide rights to ADL5945. ADL5945 is a potent opioid receptor antagonist, with potential use in multiple therapeutic indications. We intend to develop ADL5945 to treat OBD and began a Phase 1 clinical trial of this compound for this indication in February 2010. Under the terms of the agreement, we paid Lilly $2.0 million in September 2009. In addition to the $2.0 million payment, we will be required to pay milestones, which are contingent upon achievement of pre-defined, late-stage clinical and regulatory events and achievement of certain sales targets, and royalties on net sales of the product.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities, as well as from amounts received under collaboration agreements. Our accumulated deficit at December 31, 2009 was $503.0 million and we expect to continue to incur substantial losses for at least the next several years.

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

Costs associated with the manufacture of alvimopan prior to FDA approval of ENTEREG were expensed to research and development. As a result, at December 31, 2009, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the December 31, 2009 balance sheet. Certain of this inventory is expected to be used in further research and development activities, with the remaining inventory available for commercial sale. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. In 2010, we expect to fund a number of clinical programs including, among others, our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy, the Phase 2a clinical trials of ADL5747 and ADL5859 in OA and PHN and the Phase 1 clinical trials for ADL7445 and ADL5945 in OBD. We also expect to continue to conduct research, preclinical studies and process development activities on our other preclinical product candidates, although as a result of our recent restructuring, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations through 2011 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We may need to obtain funding for our future operational needs, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Revenues

The following table sets forth revenues for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Product sales, net	$14,609,022	$1,247,271	$—
Contract revenues	22,751,584	48,208,224	9,119,991

Total revenues, net	$37,360,606	$49,455,495	$9,119,991

Product Sales, Net

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. For a discussion of our revenue recognition policy, see “Critical Accounting Policies and Estimates—Revenue Recognition” section of MD&A.

Net sales of ENTEREG were $14.6 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in net product sales during 2009 resulted primarily from a full year of sales as well as an increase in the number of hospitals ordering ENTEREG. In addition, net product sales for the year ended December 31, 2009 include $0.9 million for product that was shipped to registered hospitals in 2008, but not recognized as revenue at the time of shipment under our previous revenue recognition policy. No product sales were recognized prior to 2008.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. Contract revenues were $22.8 million, $48.2 million and $9.1 million in the years ended December 31, 2009, 2008 and 2007, respectively. Contract revenues decreased in 2009 compared to 2008 due primarily to a $20.0 million milestone payment received from Glaxo during 2008 in conjunction with the FDA approval of ENTEREG. In addition, contract revenues from Pfizer for the year ended December 31, 2009 decreased due to a reduction in delta program costs, which resulted in lower cost reimbursement, as well as reduced amortization of deferred licensing fees due to extensions of the estimated performance period in the third quarter of 2008 and the first quarter of 2009. These decreases were partially offset by increased revenue that was recognized related to $9.3 million of payments received from Glaxo during the year ended December 31, 2009 under the terms of Amendment No. 4 to the collaboration agreement. Of the $9.3 million received, $8.4 million is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement, which extends to March 2016, and the remaining $0.9 million was recognized as revenue in 2009.

The increase in 2008 compared to 2007 was primarily the result of the $20.0 million milestone payment received from Glaxo following FDA approval of ENTEREG and an increase of $18.0 million due to a full year of contract revenues under the Pfizer collaboration.

Costs and Expenses

The following table sets forth costs and expenses for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Cost of product sales	$1,515,073	$203,972	$—
Research and development	43,930,303	52,664,213	41,609,722
Selling, general and administrative	36,947,749	31,114,718	23,970,339
Restructuring charge	3,932,582	—	—

Total costs and expenses	$86,325,707	$83,982,903	$65,580,061

Cost of Product Sales

Cost of product sales was $1.5 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, and consisted primarily of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. The increase in 2009 compared to 2008 was primarily due to increased sales of ENTEREG. No cost of product sales was recognized prior to 2008.

Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG in May 2008 were expensed to research and development when incurred.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and overhead expenses.

Research and development expenses were $43.9 million, $52.7 million and $41.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and consisted of the following:

	Year ended December 31,
	2009	2008	2007
External research and development expenses:
ENTEREG	$4,638,899	$5,040,590	$5,115,904
Delta agonist program	7,050,948	10,499,302	7,834,043
OBD program	6,906,846	1,704,907	2,480,941
Other programs	4,625,961	9,971,473	3,408,043

Total external research and development expenses	23,222,654	27,216,272	18,838,931
Total internal research and development expenses	20,707,649	25,447,941	22,770,791

Total research and development expenses	$43,930,303	$52,664,213	$41,609,722

We report all expenses gross within our statements of operations and, as such, the above table does not reflect any cost reimbursements from our collaboration partners. Total research and development expenses decreased for the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to lower costs of clinical studies incurred during 2009 in our delta agonist program, lower expenses in other programs and a reduction in headcount and depreciation expenses resulting from our June 2009 restructuring. These decreases were partially offset by higher expenses in our OBD program, including a $2.0 million payment to Lilly for the rights to ADL5945 in September 2009 which was expensed as in-process research and development.

Total research and development expenses increased in 2008 as compared to 2007 due to the costs of Phase 2a clinical studies in our delta agonist program, increased activity in our other programs and increased internal research and development expenses, partially offset by lower expenses in our OBD program.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $36.9 million, $31.1 million and $24.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in 2009 compared to 2008 was primarily driven by higher sales and marketing expenses associated with ENTEREG, including the expansion of our sales force and marketing activities. These higher sales and marketing expenses were partially offset by lower general and administrative expenses year-over-year. Selling, general and administrative expenses for the year ended December 31, 2009 also include $0.5 million of profit-sharing expense that was recognized during 2009 as a result of our change in revenue recognition policy. Prior to 2009, ENTEREG profit-sharing expenses that were based on net product shipments were deferred until the corresponding net product shipments were recognized as revenue.

The increase in 2008 compared to 2007 was primarily the result of higher sales and marketing expenses associated with the launch of ENTEREG, including advertising and promotional expenses.

Restructuring Charge

As a result of our restructuring in June 2009, we recorded a charge of $3.9 million for the year ended December 31, 2009, which consisted of $2.1 million of employee severance and benefits related costs and a $1.8 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to our restructuring. There were no restructuring charges for the years ended December 31, 2008 and 2007.

Interest Income and Other Income, Net

The following table sets forth interest income and other income, net, for the years ended December 31, 2009, 2008 and 2007:

	Year ended December 31,
	2009	2008	2007
Interest income	$1,050,787	$4,314,658	$7,890,494
Other income, net	—	90,490	126,601

Total interest income and other income, net	$1,050,787	$4,405,148	$8,017,095

Interest Income

Our interest income was $1.1 million, $4.3 million and $7.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decreases year-over-year were due to lower investment balances resulting primarily from the use of cash in operating activities and lower prevailing interest rates in each successive year.

Other Income, Net

Other income, net, was $0.1 million for each of the years ended December 31, 2008 and 2007 and primarily represents cash received from the sale of certain Pennsylvania research and development tax credits. There was no other income for the year ended December 31, 2009.

Income Taxes

As of December 31, 2009, we had $404.4 million of Federal net operating loss carryforwards and $395.8 million of state net operating loss carryforwards, which are potentially available to offset future taxable income. The state net operating loss carryforwards begin expiring during 2019 and the Federal net operating loss carryforwards begin expiring in 2010. In addition, the utilization of the state net operating loss carryforwards is subject to annual limitation. At December 31, 2009, we also had $12.2 million of Federal and $0.3 million of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our MD&A discusses our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles (GAAP). In preparing our financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2 to our financial statements for the year ended December 31, 2009 included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, the Securities and Exchange Commission (SEC) defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding of their judgment. Management considers the following policies to be critical to an understanding of our financial statements and the uncertainties associated with the complex judgments made by us that could impact our results of operations, financial position and cash flows.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB No. 104, Revenue Recognition (SAB 104) and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition (ASC 605).

Product Sales, Net

ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. Hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped from Glaxo directly to an ordering hospital registered under the E.A.S.E. Program. Wholesalers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to us. In accordance with SAB 101 and SAB 104, we recognize revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Prior to the fourth quarter of 2009, we deferred recognition of revenue associated with the first shipment of ENTEREG to each hospital customer as we were not able to reasonably estimate future returns. When an existing customer placed a new order, we recognized product sales on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. During the fourth quarter of 2009, we began to recognize net product sales upon the shipment of product to the registered hospital, as we had developed sufficient historical experience to reasonably estimate future returns of ENTEREG. In the future, actual returns could exceed our estimates of expected returns, which would result in a reduction to our net product sales. As a result of the change in our revenue recognition policy in the fourth quarter, net product sales for the year ended December 31, 2009 include $0.9 million for product that was shipped to registered hospitals in 2008, but not recognized as revenue at the time of shipment. We also recognized $0.5 million of selling, general and administrative expenses during 2009 that had been deferred under our previous revenue recognition policy. The change in our revenue recognition policy resulted in a decrease to net loss of $0.4 million, or $0.01 per share, for the year ended December 31, 2009.

We record product sales net of prompt payment discounts, returns and other discounts as reported to us by Glaxo. Calculating these allowances requires significant estimates and judgments and while we undertake certain procedures to review the reasonableness of the information, we cannot obtain absolute assurance over the accuracy of such information provided by Glaxo.

Contract Revenues

Contract revenues, which include revenues from collaborative agreements, consist primarily of milestone payments, cost reimbursement, amortization of up-front license fees and other revenue under such agreements. Non-refundable up-front license fees are recognized as revenue if we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, can be separated in accordance with ASC 605. We would recognize up-front license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the up-front license payment would be recognized as revenue ratably over the estimated period of when our performance obligations are to be performed. We estimate our performance period based on the specific terms of each collaborative agreement and subsequently adjust the performance periods, if appropriate, based upon available facts and circumstances. During the third quarter of 2008, the Pfizer performance period was extended by six months to August 2010 based on the status of the development programs. The effect of the third quarter 2008 change in estimate was an increase to net loss of $1.2 million, or $0.03 per share, for the year ended December 31, 2008. During the first quarter of 2009, the performance period was further extended by four months to December 2010 based on the status of the development programs. The effect of the first quarter 2009 change in estimate was an increase to net loss of $1.6 million, or $0.03 per share, for the year ended December 31, 2009.

Our collaboration agreements also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone; (iv) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and (v) a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Determination as to whether a milestone meets the aforementioned conditions involves the judgment of management. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and such payment would therefore be recognized as revenue as such performance obligations are performed in accordance with the policies described above.

Reimbursement of costs is recognized as revenue provided the provisions of ASC 605 are met, the amounts are determinable and collection of the related receivable is reasonably assured.

Amounts received prior to satisfying the above revenue recognition criteria for contract revenues are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The estimate of the classification of deferred revenue as current or non-current is based upon management’s estimate of its performance period based on the specific terms of each collaborative agreement. These estimates may change in the future and such changes to estimates would be accounted for prospectively and would result in a change in the amount of revenue recognized in future periods.

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

Inventories

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. On a quarterly basis, we analyze our inventory levels to determine if there is inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value or inventory in excess of expected sales requirements. Based on our review, we will determine if a write-down of inventory is necessary, and if so, will record the charge to cost of product sales. Expired inventory is disposed of and the related costs are written off to cost of product sales. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Since inception, we have not recorded any write-downs of inventory.

Valuation of Equipment and Leasehold Improvements

Our equipment and leasehold improvements have been recorded at cost and are being depreciated on a straight-line basis over the estimated useful life of those assets or the lease term, whichever is shorter. We periodically assess our equipment and leasehold improvements for impairment in accordance with ASC 360, Property, Plant and Equipment. We review long-lived assets, specifically equipment and leasehold improvements, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, impairment loss would be tested for if estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The impairment charge, if any, is determined based on the excess of the carrying value of the asset over its fair value, with fair value determined based on an estimate of discounted future cash flows or other appropriate measures of fair value. During the year ended December 31, 2009, we recorded a $1.8 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to our June 2009 restructuring.

Equity-based Compensation

We follow the fair value method of accounting for our employee stock option grants, which requires the recognition of compensation expense in the statement of operations. The grant-date fair value of our stock option awards is estimated using a Black-Scholes option valuation model. The Black-Scholes option-pricing model requires several inputs, including volatility and the expected life of our options. Our estimate of volatility is based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of stock options granted in the future could increase, thereby increasing stock-based compensation expense in future periods. The expected life of our stock options represents the period of time that option awards are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns, which we believe are relevant indicators of future exercise patterns. The grant-date fair value of equity-based awards is amortized over the vesting period of the award using the straight-line method. For equity-based awards with performance conditions, we recognize compensation cost if and when we conclude that it is probable that the performance condition will be achieved. For any equity-based awards that do not vest on a monthly basis, we estimate a forfeiture rate based on our historical experience of pre-vesting forfeitures.

Recent Accounting Pronouncements

In December 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (ASC Topic 808), which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have an impact on our financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165) (ASC Topic 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168) (ASC Topic 105). SFAS 168 identifies the FASB ASC as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 had no effect on our financial statements upon adoption other than references to previous GAAP, which were replaced with references to the applicable ASC Topics.

In September 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. We expect to adopt ASU 2009-13 on January 1, 2011 and do not expect ASU 2009-13 to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held and, to the extent possible, will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The investment portfolio at December 31, 2009 totaled $76.0 million, and the weighted-average yield-to-maturity was approximately 0.4% with maturities of investments ranging up to 12 months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management’s Report on Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Adolor Corporation:

We have audited the accompanying balance sheets of Adolor Corporation as of December 31, 2009 and 2008, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the financial statements, we also have audited the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. We also have audited Adolor Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Adolor Corporation’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adolor Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Adolor Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2010

ADOLOR CORPORATION

Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,213,666	$7,535,146
Short-term investments	75,992,310	124,375,060
Accounts receivable	3,816,205	3,588,935
Inventory	1,006,809	—
Prepaid expenses and other current assets	2,462,668	4,348,209

Total current assets	90,491,658	139,847,350
Equipment and leasehold improvements, net	860,776	4,466,803
Other assets	107,000	112,414

Total assets	$91,459,434	$144,426,567

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,742,362	$2,310,330
Accrued expenses	8,421,570	10,941,059
Customer deposits	—	274,425
Deferred revenue and rent—current	13,338,404	14,071,511

Total current liabilities	23,502,336	27,597,325
Deferred revenue and rent—non-current	23,903,225	28,207,240
Other liabilities	200	3,440

Total liabilities	47,405,761	55,808,005

Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,333,735 shares issued and outstanding at December 31, 2009 and 2008	4,633	4,633
Additional paid-in capital	546,995,528	543,009,215
Unrealized gains on available for sale securities	34,569	671,457
Accumulated deficit	(502,981,057)	(455,066,743)

Total stockholders’ equity	44,053,673	88,618,562

Total liabilities and stockholders’ equity	$91,459,434	$144,426,567

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Operations

	Year ended December 31,
	2009	2008	2007
Revenues:
Product sales, net	$14,609,022	$1,247,271	$—
Contract revenues	22,751,584	48,208,224	9,119,991

Total revenues, net	37,360,606	49,455,495	9,119,991

Operating expenses incurred:
Cost of product sales	1,515,073	203,972	—
Research and development	43,930,303	52,664,213	41,609,722
Selling, general and administrative	36,947,749	31,114,718	23,970,339
Restructuring charge	3,932,582	—	—

Total operating expenses	86,325,707	83,982,903	65,580,061

Loss from operations	(48,965,101)	(34,527,408)	(56,460,070)
Interest income	1,050,787	4,314,658	7,890,494
Other income, net	—	90,490	126,601

Net loss	$(47,914,314)	$(30,122,260)	$(48,442,975)

Basic and diluted net loss per share	$(1.03)	$(0.65)	$(1.05)

Shares used in computing basic and diluted net loss per share	46,296,235	46,158,458	45,932,981

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Comprehensive Loss

	Year ended December 31,
	2009	2008	2007
Net loss	$(47,914,314)	$(30,122,260)	$(48,442,975)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	(636,888)	271,666	404,354

Comprehensive loss	$(48,551,202)	$(29,850,594)	$(48,038,621)

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Stockholders’ Equity

			Additional paid-in capital	Unrealized gains (losses) on available for sale securities	Accumulated deficit	Total stockholders’ equity
	Common stock
	Number of shares	Amount
Balance, January 1, 2007	45,999,543	$4,592	$529,682,107	$(4,563)	$(376,501,508)	$153,180,628
Stock-based compensation expense	16,487	10	7,158,474	—	—	7,158,484
Payments on notes granted to employees for stock options	—	—	6,681	—	—	6,681
Exercise of stock options	10,973	1	46,305	—	—	46,306
Unrealized gains on available for sale securities, net	—	—	—	404,354	—	404,354
Net loss	—	—	—	—	(48,442,975)	(48,442,975)

Balance, December 31, 2007	46,027,003	4,603	536,893,567	399,791	(424,944,483)	112,353,478
Vesting of deferred stock	343,109	34	(34)	—	—	—
Stock issued to directors	10,881	1	(1)	—	—	—
Forfeiture of restricted stock	(5,000)	—	—	—	—	—
Purchase and retirement of deferred stock	(81,326)	(8)	(425,230)	—	—	(425,238)
Stock-based compensation expense	—	—	6,393,347	—	—	6,393,347
Exercise of stock options	39,068	3	147,566	—	—	147,569
Unrealized gains on available for sale securities, net	—	—	—	271,666	—	271,666
Net loss	—	—	—	—	(30,122,260)	(30,122,260)

Balance, December 31, 2008	46,333,735	4,633	543,009,215	671,457	(455,066,743)	88,618,562
Stock-based compensation expense	—	—	3,986,313	—	—	3,986,313
Unrealized losses on available for sale securities, net	—	—	—	(636,888)	—	(636,888)
Net loss	—	—	—	—	(47,914,314)	(47,914,314)

Balance, December 31, 2009	46,333,735	$4,633	$546,995,528	$34,569	$(502,981,057)	$44,053,673

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
Net cash flows from operating activities:
Net loss	$(47,914,314)	$(30,122,260)	$(48,442,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,827,591	6,363,827	7,112,957
Amortization of premiums and discounts on short-term investments	866,922	1,677,269	(1,036,747)
Amortization of deferred revenue and rent	(13,462,122)	(16,432,499)	(4,627,556)
Depreciation and amortization expense	1,155,031	2,164,668	2,359,318
Non-cash restructuring charge	1,805,540	—	—
Acquired in-process research and development	2,300,000	—	—
Changes in assets and liabilities:
Accounts receivable	(227,270)	(1,996,926)	1,687,365
Inventory	(851,327)	—	—
Prepaid expenses and other current assets	1,867,953	(394,400)	537,141
Other assets	5,414	52,511	77,828
Accounts payable	(567,968)	1,435,336	(1,787,707)
Accrued expenses	(2,339,826)	4,444,666	(6,839,094)
Customer deposits	(274,425)	274,425	—
Deferred revenue	8,425,000	—	31,873,346

Net cash used in operating activities	(45,383,801)	(32,533,383)	(19,086,124)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(502,370)	(1,062,638)	(780,481)
Proceeds from disposal of equipment	985,751	—	—
Purchase of in-process research and development	(2,300,000)	—	—
Purchases of short-term investments	(96,615,060)	(156,153,968)	(160,889,443)
Maturities of short-term investments	143,494,000	181,987,000	193,000,000

Net cash provided by investing activities	45,062,321	24,770,394	31,330,076

Net cash flows from financing activities:
Net proceeds from exercise of stock options	—	147,569	46,313
Payment of withholding taxes related to deferred stock	—	(425,238)	—
Proceeds received on notes receivable	—	—	6,681

Net cash provided by (used in) financing activities	—	(277,669)	52,994

Net increase (decrease) in cash and cash equivalents	(321,480)	(8,040,658)	12,296,946
Cash and cash equivalents at beginning of year	7,535,146	15,575,804	3,278,858

Cash and cash equivalents at end of year	$7,213,666	$7,535,146	$15,575,804

Supplemental disclosure of cash flow information:
Cash received from sale of Pennsylvania research and development tax credits	$—	$93,656	$142,938
Supplemental disclosure of non-cash investing activities:
Unrealized gains (losses) on available for sale securities, net	$(636,888)	$271,666	$404,354
Change in accrued expenses related to purchases of equipment	$(179,663)	$(207,577)	$387,240

The accompanying notes are an integral part of these financial statements.

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. In May 2008, the U.S. Food and Drug Administration (FDA) approved the Company’s first product, ENTEREG® (alvimopan). ENTEREG is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant complications for patients and results in increased expense to healthcare providers. The Company launched ENTEREG in collaboration with Glaxo Group Limited (Glaxo) in the United States in June 2008.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates made are principally in the areas of revenue recognition, research and development accruals and stock option expenses. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

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

For the years ended December 31, 2009 and 2008, three wholesale customers, Cardinal Health, Inc., McKesson Corporation and AmerisourceBergen Corporation, accounted for 92% and 93%, respectively, of the Company’s total product sales. Through its distribution services agreement with Glaxo, the Company and Glaxo have established credit rating guidelines relative to sales of ENTEREG to wholesalers.

For the years ended December 31, 2009, 2008 and 2007, all of the Company’s contract revenues resulted from its collaboration agreements with Glaxo and Pfizer. Any failure by the Company’s collaborators to perform their obligations or any decision by its collaborators to terminate these agreements under the terms provided for in their respective agreements could negatively impact the Company’s ability to successfully develop, obtain regulatory approvals for and commercialize its products and product candidates, which would likely materially impact its financial condition and results of operations. In addition, any termination of the Company’s collaboration agreements will terminate the funding it receives under the relevant collaboration agreement and may materially and adversely impact the Company’s ability to fund further development efforts.

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

The Company depends on Piramal Healthcare (Canada) Limited (formerly Torcan Chemical Ltd.) and Central Glass Germany GmbH (formerly Girindus AG) as the approved suppliers under its New Drug Application (NDA) of the active pharmaceutical ingredient in ENTEREG. The Company also depends on Pharmaceutics International, Inc. to manufacture ENTEREG finished capsules. The Company seeks to maintain inventories of finished products to protect against supply disruptions. Any future change in manufacturers or manufacturing process would require regulatory approval.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, short-term investments, accounts receivable and accounts payable, approximate their fair values due to the short-term maturities of these instruments.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company has $6.9 million in short-term money market accounts as of December 31, 2009.

The Company’s entire portfolio of short-term investments is currently classified as available for sale and is stated at fair value as determined by quoted market values. Investments are comprised of U.S. Treasury obligations. All investments are short-term and are classified as current assets. Net unrealized gains and losses are included as a separate component of stockholders’ equity and changes in such amounts are included in comprehensive loss. For purposes of determining realized gains and losses, the cost of short-term investments sold is based upon specific identification. The Company has not experienced any other-than-temporary losses.

Inventory

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The Company periodically reviews its inventory for excess or obsolete inventory, and will write-down the excess or obsolete inventory value to its net realizable value, if applicable. Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to research and development when incurred. Costs associated with manufacturing the Company’s clinical and preclinical candidates are expensed to research and development when incurred.

Equipment and Leasehold Improvements

Purchases of laboratory, computer and office equipment, furniture and fixtures and leasehold improvements are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the shorter of the estimated useful lives of the assets, generally three to seven years, or the lease term, if applicable. Expenditures for repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operating expenses.

Valuation of Equipment and Leasehold Improvements

The Company periodically assesses its equipment and leasehold improvement assets for impairment in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360,

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

Property, Plant and Equipment. The Company reviews long-lived assets, specifically equipment and leasehold improvements, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, impairment loss would be tested for if the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The impairment charge, if any, is determined based on the excess of the carrying value of the asset over its fair value, with fair value determined based on an estimate of discounted future cash flows or other appropriate measures of fair value.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB No. 104, Revenue Recognition (SAB 104) and ASC 605, Revenue Recognition (ASC 605).

Product Sales, Net

ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. In accordance with SAB 101 and SAB 104, the Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Prior to the fourth quarter of 2009, the Company deferred recognition of revenue associated with the first shipment of ENTEREG to each hospital customer as it was not able to reasonably estimate future returns. When an existing customer placed a new order, the Company recognized product sales on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. During the fourth quarter of 2009, the Company began to recognize net product sales upon the shipment of product to the registered hospital, as the Company had developed sufficient historical experience to reasonably estimate future returns of ENTEREG. As a result of the change in the Company’s revenue recognition policy during the fourth quarter, net product sales for the year ended December 31, 2009 include $0.9 million for product that was shipped in 2008 to registered hospitals, but not recognized as revenue at the time of shipment. The Company also recognized $0.5 million of selling, general and administrative expenses during 2009 that had been deferred under the Company’s previous revenue recognition policy. The change in the Company’s revenue recognition policy resulted in a decrease to net loss of $0.4 million, or $0.01 per share, for the year ended December 31, 2009.

The Company records product sales net of prompt payment discounts, returns and other discounts as reported to it by Glaxo. Calculating these allowances requires significant estimates and judgments and while the Company undertakes certain procedures to review the reasonableness of the information, it cannot obtain absolute assurance over the accuracy of such information provided by Glaxo. For the years ended December 31, 2009 and 2008, provisions for these charges, which were offset against product sales, were $1.2 million and $0.1 million, respectively.

Contract Revenues

Contract revenues consist primarily of milestone payments, cost reimbursement, amortization of up-front license fees and other revenue under collaboration agreements. Non-refundable up-front license fees are recognized as revenue if the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, can be separated in accordance with ASC 605. The Company will recognize up-front

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations can be determined. If the fair value of the undelivered performance obligations can be determined, such obligations will then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations can not be determined, the up-front license payment will be recognized as revenue ratably over the estimated period of when the Company’s performance obligations are to be performed. The Company estimates its performance period based on the specific terms of each collaborative agreement and, as appropriate, will adjust the performance periods based upon available facts and circumstances.

The Company’s collaboration agreements also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone; (iv) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and (v) a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Determination as to whether a milestone meets the aforementioned conditions involves the judgment of management. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone, and such payment would therefore be recognized as revenue as such performance obligations are performed in accordance with the policies described above.

Reimbursement of costs is recognized as revenue provided the provisions of ASC 605 are met, the amounts are determinable and collection of the related receivable is reasonably assured.

Amounts received prior to satisfying the above revenue recognition criteria for contract revenues are recorded as deferred revenue in the accompanying balance sheets. Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The estimate of the classification of deferred revenue as current or non-current is based upon management’s estimate of its performance period based on the specific terms of each collaborative agreement. These estimates may change in the future and such changes to estimates would be accounted for prospectively and would result in a change in the amount of revenue recognized in future periods.

Research and Development Expenses

Research and product development expenses are charged to expense as incurred. Research and development expenses include, among other costs, salaries and other personnel-related costs, costs to conduct clinical trials, costs to manufacture drug candidates and clinical supplies, laboratory supplies costs and in-process research and development.

Advertising Costs

Advertising costs are charged to expense as incurred and are included in selling, general and administrative expense within the statements of operations. Advertising costs, which include promotional and other marketing expenses, were $8.3 million, $6.4 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

Accounting for Income Taxes

The Company provides for income taxes under the asset and liability method. Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. Deferred income tax assets are reduced, as necessary, by a valuation allowance when management determines it is more likely than not that some or all of the tax benefits will not be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

The following table sets forth the potential common stock excluded from the calculation of net loss per share because its inclusion would be anti-dilutive:

	December 31,
	2009	2008	2007
Options to purchase common stock	6,137,302	5,520,472	5,326,368
Unvested deferred and restricted common stock	932,687	62,500	347,046

Stock-Based Compensation

The Company follows the fair value method of accounting for stock-based awards granted to employees and directors. Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is generally recognized as expense on a straight-line basis over the service period, which represents the vesting period. For equity-based awards with performance conditions, the Company recognizes compensation cost if and when it concludes that it is probable that the performance condition will be achieved. The Company calculates the fair value of its stock options using the Black-Scholes option pricing model and the fair value of its deferred and restricted stock is based upon the market value of the underlying common stock on the date of the grant. For any equity-based awards that do not vest on a monthly basis, the Company estimates a forfeiture rate based on its historical experience of pre-vesting forfeitures.

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

Adjustment to Statements of Cash Flows

Management has determined that the amortization of premiums and discounts on short-term investments previously included within net cash provided by investing activities in the years ended December 31, 2008 and 2007 should have been included as a non-cash adjustment within net cash used in operating activities in the Company’s statements of cash flows. These adjustments resulted in a $1.7 million decrease in net cash used in operating activities and in net cash provided by investing activities for the year ended December 31, 2008 and a $1.0 million increase in net cash used in operating activities and in net cash provided by investing activities for the year ended December 31, 2007. These adjustments had no impact on any amounts on the balance sheet, statement of operations or on the net increase (decrease) in cash and cash equivalents reflected in the statements of cash flows. Management believes that the impact of these adjustments is not material to the Company’s financial position, results of operations or liquidity as of and for the years ended December 31, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, FASB issued Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (ASC Topic 808), which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangement and clarifies, among other things, how to determine whether a collaborative arrangement is within the scope of this issue. EITF Issue No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of EITF Issue No. 07-1 did not have an impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165) (ASC Topic 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements. The Company evaluated all events and transactions that occurred after December 31, 2009 up through February 26, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168) (ASC Topic 105). SFAS 168 identifies the FASB ASC as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 had no effect on the Company’s financial statements upon adoption other than references to previous GAAP, which were replaced with references to the applicable ASC Topics.

In September 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company expects to adopt ASU 2009-13 on January 1, 2011 and does not expect ASU 2009-13 to have a material impact on its financial statements.

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

The following summarizes the short-term investments at December 31, 2009 and 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at December 31, 2009	$75,957,741	$40,944	$(6,375)	$75,992,310

U.S. Government obligations at December 31, 2008	$123,703,603	$671,457	$—	$124,375,060

ASC 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy for disclosure of the inputs to valuations techniques used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for identical or similar assets and liabilities that are not active, quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the Company’s assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008:

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at December 31, 2009	$75,992,310	$75,992,310	$—	$—

Short-term investments at December 31, 2008	$124,375,060	$124,375,060	$—	$—

4.	INVENTORY

At December 31, 2009, inventory consisted of the following:

Work-in-process	$527,036
Finished goods	479,773

Total inventory	$1,006,809

The above inventory was manufactured subsequent to the approval of ENTEREG by the FDA. Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

research and development when incurred. As a result, at December 31, 2009, the Company has inventory related to alvimopan, including raw material, which carries a zero-cost and is not reflected on the December 31, 2009 balance sheet.

5.	EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	December 31,
	2009	2008
Laboratory, computer and office equipment	$6,275,413	$12,539,858
Furniture, fixtures and leasehold improvements	7,591,281	7,531,074

	13,866,694	20,070,932
Less accumulated depreciation and amortization:
Laboratory, computer and office equipment	(5,944,967)	(10,230,146)
Furniture, fixtures and leasehold improvements	(7,060,951)	(5,373,983)

	(13,005,918)	(15,604,129)

	$860,776	$4,466,803

Depreciation and amortization expense related to equipment and leasehold improvements was $1.2 million, $2.2 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, the Company recorded a $1.8 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to the Company’s June 2009 restructuring (see Note 13).

6.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2009	2008
Clinical development costs	$920,679	$315,169
Manufacturing costs	644,277	2,404,698
Sales and marketing costs	692,176	1,195,942
Consulting and other costs	2,614,231	2,670,894
Collaboration agreement expenses	1,313,098	1,148,154
Professional fees	200,840	336,871
Personnel related costs	2,036,269	2,869,331

	$8,421,570	$10,941,059

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

7.	COMMITMENTS

Future minimum lease payments under non-cancelable operating leases for equipment and office and laboratory space are as follows:

Year Ending December 31,
2010	$1,270,000
2011	1,262,000
2012	1,243,000
2013	508,000
2014	—
2015 and beyond	—

$4,283,000

Rent expense was $1.1 million, $1.0 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. In December 2002, the Company signed a lease agreement for office and laboratory space that expires in May 2013. The lease includes a renewal option for two consecutive additional five-year periods and the Company has a purchase option exercisable at the tenth year of the lease term. The Company recognizes rent expense on a straight-line basis over the life of the lease, and as a result, rent escalation expense is deferred on the balance sheet.

Other Commitments

The Company has committed to make future minimum payments to third parties for the manufacture of ENTEREG and the use of software. These obligations are legally binding and enforceable under agreements with third parties, and as of December 31, 2009, these minimum purchase commitments totaled $2.2 million.

The Company also has contingent liabilities associated with various agreements that it has entered into for services with third-party vendors, including agreements to conduct clinical trials, to manufacture product candidates and for consulting and other contracted services. These contingent liabilities require future performance by the third party in order for payment to be executed, and the Company accrues the costs of these agreements based on estimates of work completed to date. The Company estimates that $23.6 million will be payable in future periods under the arrangements in place at December 31, 2009. Of this amount, $3.6 million has been accrued for work estimated to have been completed as of December 31, 2009 and $20.0 million relates to future performance under these arrangements.

In addition to the above, the Company has committed to make potential future milestone payments to third parties as part of its in-licensing agreements. Payments generally become due and payable only upon the achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones is neither probable nor reasonably estimable, the Company has not recorded a liability on its balance sheet for any such contingencies. As of December 31, 2009, the maximum potential milestone payments due under current contractual agreements are $106.5 million.

Glaxo Collaboration Agreement

Under the terms of the Glaxo agreement, the Company is obligated to partially reimburse Glaxo for third-party expenses incurred by Glaxo in the development of ENTEREG for certain indications in the United States, pursuant to an agreed upon development plan and budget. The Company also incurs certain expenses in the

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

development of ENTEREG, pursuant to an agreed upon development plan and budget, for certain other indications in the United States, a portion of which are reimbursable to the Company by Glaxo. The Company records these expenses as incurred.

In addition, the Company and Glaxo have a profit-sharing arrangement under which the Company reimburses Glaxo for 55% of profits and losses, which are calculated as net sales of ENTEREG less certain agreed-upon costs, subject to certain adjustments. Beginning in mid-2011, the parties will share such profits and losses equally. The Company records these profit-sharing expenses as incurred.

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

License Agreements

With regard to the Company’s commercial product, ENTEREG, the Company has commitments to Roberts Laboratories, Inc. (Roberts) and Eli Lilly and Company (Lilly). In November 1996, Roberts licensed from Lilly certain intellectual property rights relating to ENTEREG. In June 1998, the Company entered into an Option and License Agreement with Roberts under which the Company sublicensed these rights from Roberts. In December 2000, Shire U.S. Inc. (Shire) became the successor in interests to Roberts under the Company’s option and license agreement with Roberts. The Company has made license and milestone payments under this agreement totaling $2.5 million, including $0.9 million paid during 2008 as a result of the regulatory approval of ENTEREG. In addition to the license and milestone payments, the Company is obligated under the agreement to pay royalties on commercial sales of ENTEREG. For the years ended December 31, 2009 and 2008, the Company incurred $1.2 million and $0.1 million, respectively, of royalty expense related to sales of ENTEREG. The Company’s license to ENTEREG and its obligations to pay royalties to Shire and Lilly expire on the later of either the date of the last to expire of the licensed Lilly patents or November 5, 2011.

In August 2002, the Company entered into a separate exclusive license agreement with Lilly under which the Company obtained an exclusive license to six issued U.S. patents and related foreign equivalents and know-how relating to peripherally selective opioid antagonists. The Company paid Lilly $4.0 million upon signing the agreement and is subject to additional clinical and regulatory milestone payments and royalty payments to Lilly on sales, if any, of new products utilizing the licensed technology. Under this license agreement, the Company also paid Lilly $4.0 million upon acceptance for review of the Company’s ENTEREG NDA by the FDA, which payment was made in the third quarter of 2004. However, there are no ongoing royalties on commercial sales of ENTEREG due to Lilly under this agreement.

In September 2009, the Company acquired from Lilly the exclusive worldwide rights to ADL5945. ADL5945 is a clinical-stage opioid receptor antagonist. The Company intends to develop ADL5945 to treat OBD and initiated additional Phase 1 clinical trials of this compound in February 2010. Under the terms of the agreement, the Company paid Lilly $2.0 million. As a result of requiring additional research and development efforts and regulatory approval in order to commercialize this product candidate, the $2.0 million was recognized as acquired in-process research and development and recorded as research and development expense for the year

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

ended December 31, 2009. In addition to the $2.0 million payment, the Company will be required to pay milestones, which are contingent upon achievement of pre-defined, late-stage clinical and regulatory events and achievement of certain sales targets, and royalties on net sales of the product.

The Company charges to expense research and development milestone payments that are required to be made upon the occurrence of future events prior to receipt of applicable regulatory approval.

8.	LEGAL PROCEEDINGS

In 2004, lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania against the Company, one of its directors and certain of its officers seeking unspecified damages on behalf of a putative class of persons who purchased Adolor common stock between certain specified periods in 2003 and 2004. These lawsuits were subsequently consolidated into a single complaint. In May 2009, the District Court granted the Company’s motion to dismiss the case in its entirety.

On August 2, 2004, two shareholder derivative lawsuits were filed in the U.S. District Court for the Eastern District of Pennsylvania, purportedly on behalf of the Company, against its directors and certain of its officers seeking unspecified damages for various alleged breaches of fiduciary duty and waste. The allegations were similar to those set forth in the consolidated class action complaint. In May 2009, the District Court granted the Company’s motion to dismiss the case in its entirety.

9.	STOCKHOLDERS’ EQUITY

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

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

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

Equity Compensation Plans

The Company has established equity compensation plans for its employees and directors and certain other individuals. The equity plans are administered by the Compensation Committee of the Company’s Board of Directors. The Company’s 1994 Amended and Restated Equity Compensation Plan, as amended (the 1994 Plan), and 2003 Amended and Restated Stock-Based Incentive Compensation Plan (the 2003 Plan), together known as the Plans, allow for the granting of incentive and nonqualified stock options to employees, directors, consultants and contractors. In addition, the 2003 Plan also allows for the granting of deferred and restricted stock awards. In aggregate, 12,950,000 shares of the Company’s common stock are authorized to be issued under the Plans. As of December 31, 2009, there were 1,539,715 shares available for future grants under the 2003 Plan and the Company has reserved approximately 8,600,000 shares of common stock for the exercise of stock options and vesting of deferred and restricted stock awards granted or to be granted under the Plans. There were no shares available for future grants under the 1994 Plan as of December 31, 2009 and the 1994 Plan expired in February 2010.

The following aggregate stock-based compensation expense resulting from stock options, restricted stock awards and deferred stock awards was included in the Company’s statements of operations:

	Year Ended December 31,
	2009	2008	2007
Cost of goods sold	$36,270	$—	$—
Research and development	1,502,160	2,966,272	3,332,212
Selling, general and administrative	2,289,161	3,397,555	3,780,745

Total stock-based compensation expense	$3,827,591	$6,363,827	$7,112,957

During the year ended December 31, 2009, the Company capitalized $0.2 million of employee stock-based compensation to inventory. There were no recognized tax benefits related to stock compensation during the years ended December 31, 2009, 2008 or 2007, as any benefit was offset by the Company’s full valuation allowance on its net deferred tax asset. In addition, the Company has not recognized any windfall tax benefit as the resulting deduction has not been realized through a reduction of income taxes payable.

Stock Options

Stock options generally vest over four years from the date of grant and stock options are exercisable generally for a period of ten years from the date of grant. Upon the exercise of stock options, new shares of the Company’s common stock are issued. The Company uses the Black-Scholes option pricing model to calculate the fair value of stock options on the date of grant, and option awards are generally granted with an exercise price equal to the closing market price of the Company’s stock at the date of grant. Expected volatility for the expected life of the option is based upon historical volatility and the expected life of the stock options represents the period of time that option awards are expected to be outstanding giving consideration to vesting schedules and the

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

Company’s historical exercise patterns. The risk-free interest rate is calculated using the U.S. Treasury yield curves in effect at the time of grant, for the period equal to the expected life of the options. The Company has not paid any dividends in the past and does not plan to pay any dividends in the foreseeable future. The fair value of stock options granted to employees was estimated using the following weighted-average assumptions for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Expected dividend yield	—	—	—
Expected stock price volatility	84.4%	81.2%	76.6%
Risk-free interest rate	2.03%	3.11%	4.73%
Expected life (in years)	5.0	5.0	5.0

The following table summarizes the aggregate stock option activity for the year ended December 31, 2009:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	5,520,472	$9.24
Granted	2,444,156	1.63
Exercised	—	—
Forfeited	(557,442)	4.20
Cancelled	(367,413)	15.24
Expired	(902,471)	12.75

Outstanding at December 31, 2009	6,137,302	$5.79	7.5	$121,262

Exercisable at December 31, 2009	3,110,205	$8.85	6.1	$—

Intrinsic value in the above table was calculated as the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of options. For any of the Company’s outstanding stock options with an exercise price equal to or greater than the Company’s closing stock price on December 31, 2009, the intrinsic value was considered to be zero.

On May 12, 2009, the Company’s stockholders approved a stock option exchange program under which eligible employees (which excluded executive officers and directors) were given the opportunity to exchange some or all of their outstanding options with exercise prices of $7.00 per share or higher for a lesser number of new options with an exercise price per share equal to the fair market value on the exchange date. The program commenced on July 22, 2009 and expired on August 19, 2009. Under the program, the Company accepted for cancellation eligible options to purchase 367,413 shares of the Company’s common stock and the Company issued new options to purchase up to 37,575 shares of the Company’s common stock under the Plans in exchange for the options surrendered. The new options have an exercise price of $1.57 per share, the closing price of the Company’s common stock on August 20, 2009, and vest on a semi-annual basis over a period of one or two years. The exchange was treated as a modification and the incremental expense associated with the exchange was immaterial.

As of December 31, 2009, total unrecognized compensation cost related to outstanding stock options was $5.0 million, which will be amortized over the weighted average remaining service period of 2.3 years. There were not any in-the-money options exercisable as of December 31, 2009. For the years ended December 31, 2008 and 2007, the Company received net proceeds of $0.1 million and $46,000, respectively, from the exercise of stock options. There were no exercises of stock options during the year ended December 31, 2009.

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

The weighted-average grant date fair value of the options issued during the years ended December 31, 2009, 2008 and 2007 was $1.09, $2.90 and $3.61 per share, respectively. The intrinsic value of stock options exercised for the years ended December 31, 2008 and 2007 was $43,000 and $20,000, respectively.

A summary of options outstanding and exercisable by price range at December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Option Life	Weighted Average Exercise Price (per share)	Number of Shares	Weighted Average Exercise Price (per share)
$ 1.34— 2.79	2,350,289	9.2	$1.64	227,500	$1.89
$ 2.80— 5.59	1,684,134	7.5	$4.12	1,060,477	$4.10
$ 5.60— 8.39	871,519	7.2	$7.52	596,234	$7.71
$ 8.40—11.19	271,815	5.2	$9.51	271,815	$9.51
$11.20—13.99	228,294	3.6	$12.97	227,918	$12.97
$14.00—16.79	452,326	4.7	$14.86	447,336	$14.86
$16.80—19.59	54,000	3.4	$18.42	54,000	$18.42
$19.60—22.39	134,925	3.6	$20.99	134,925	$20.99
$22.40—25.31	90,000	6.4	$23.22	90,000	$23.22

	6,137,302	7.5	$5.79	3,110,205	$8.85

Deferred and Restricted Stock Awards

Deferred and restricted stock awards generally vest when a performance condition is satisfied or over terms ranging from immediately to four years from the date of grant. The Company granted 935,901, 179,169 and 342,056 deferred and restricted stock awards to employees and non-employee directors during the years ended December 31, 2009, 2008 and 2007, respectively. Of the awards granted during 2009, 130,000 shares were granted to certain of the Company’s executive officers and vest upon the achievement of certain ENTEREG sales targets within a specified period of time. The Company will recognize compensation cost for these awards if and when it concludes that it is probable that the performance condition will be achieved. During 2008, 380,609 deferred and restricted stock awards vested upon FDA approval of ENTEREG. In connection with the vesting of deferred and restricted stock awards during the year ended December 31, 2008, approximately 81,000 shares, with an aggregate fair value of $0.4 million, were withheld and retired in satisfaction of minimum tax withholding obligations. The following table summarizes deferred and restricted stock awards for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value
Nonvested at January 1, 2009	62,500	$7.20
Granted	935,901	1.51
Vested	—	—
Forfeited	(65,714)	1.78

Nonvested at December 31, 2009	932,687	$1.87	$1,361,732

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

As of December 31, 2009, total unrecognized compensation cost related to unvested deferred and restricted stock awards was $1.6 million, which will be expensed over the applicable vesting term or upon the achievement, if any, of certain performance conditions. The weighted-average grant date fair value of deferred and restricted stock issued during the years ended December 31, 2009, 2008 and 2007 was $1.51, $4.43 and $5.61 per share, respectively. The estimated fair value of deferred and restricted stock awards that vested during the years ended December 31, 2008 and 2007 was $2.1 million and $0.1 million, respectively. There were no deferred or restricted stock awards that vested during the year ended December 31, 2009.

Certain of the Company’s share-based payment arrangements held by non-employee consultants are required to be accounted for as liability-classified awards. The fair value of these awards is remeasured at each financial statement date until the awards are settled or expire. During the years ended December 31, 2009, 2008 and 2007, approximately $3,200, $29,500 and $45,500 of income was recorded based on the remeasurement of these options, respectively. As of December 31, 2009, stock options to acquire 20,000 shares of common stock held by non-employee consultants remained unexercised and an immaterial liability is included in other liabilities in the accompanying balance sheet.

10.	INCOME TAXES

No federal and state taxes are payable as of December 31, 2009 and 2008.

As of December 31, 2009, the Company had $404.4 million of Federal and $395.8 million of state net operating loss carryforwards potentially available to offset future taxable income. The Federal and state net operating loss carryforwards will expire as follows:

	Federal	State
2010	$482,000	$—
2011	1,079,000	—
2012	1,867,000	—
2013	—	—
2014	—	—
2015	—	—
2016	—	—
Thereafter	401,019,000	395,790,000

	$404,447,000	$395,790,000

Federal and state net operating loss carryforwards described above do not reflect a portion of the benefit related to certain stock option exercises as prescribed by ASC 718, Compensation—Stock Compensation. At December 31, 2009, the Company also has $12.2 million of Federal and $0.3 million of state research and development tax credit carryforwards, which begin expiring in 2011, and are available to reduce Federal and state income taxes.

The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act). Because the Company may have experienced various ownership changes, as defined by the Act, as a result of past financings and its initial public offering, the Company’s ability to utilize the above mentioned Federal and state net operating loss and credit carryforwards in any given year may be limited. Federal and Pennsylvania tax law limits the time during which carryforwards may be applied against future taxes and Pennsylvania tax law limits the utilization of state net operating loss carryforwards to $3.0 million annually.

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

Significant components of the Company’s deferred tax assets and liabilities are shown below. At December 31, 2009, a valuation allowance of $207.7 million has been recognized to offset the deferred tax asset. A valuation allowance to reduce the deferred tax asset is required if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. Realization of the Company’s deferred tax asset is dependent upon generating future taxable income and given the uncertainty of future profitability, management has determined that a valuation allowance is necessary. The change in the deferred tax asset valuation allowance for the years ended December 31, 2009 and 2008 was $18.0 million and $12.8 million, respectively, and such change reduced the statutory Federal tax benefit at a rate of 35% to no tax benefit or provision in the statement of operations.

	December 31,
	2009	2008
Deferred tax assets:
Net operating losses	$165,636,000	$142,633,000
Capitalized research and development costs	7,757,000	11,849,000
Tax credit carryforwards	12,392,000	11,797,000
Deferred revenue	15,342,000	17,600,000
Accrued expenses and other	6,606,000	6,081,000

Total deferred tax assets	207,733,000	189,960,000
Less valuation allowance	(207,719,000)	(189,682,000)

Net deferred tax assets	14,000	278,000
Deferred tax liability	(14,000)	(278,000)

Net deferred tax	$—	$—

In addition, other income, net, of $0.1 million for each of the years ended December 31, 2008 and 2007 represents cash received from the sale of certain Pennsylvania research and development tax credits.

11.	CONTRACT REVENUES

Contract revenues consist of the following:

	Year Ended December 31,
	2009	2008	2007
Amortization of deferred revenue	$13,290,394	$16,269,972	$4,465,029
Cost reimbursement under collaboration agreements	8,513,270	11,938,252	4,654,962
Milestone revenue	—	20,000,000	—
Other	947,920	—	—

Total contract revenues	$22,751,584	$48,208,224	$9,119,991

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related to the Glaxo collaboration agreement of $3.3 million was recognized in each of the years ended December 31, 2009, 2008 and 2007. During the year ended December 31, 2008, the Company recorded $20.0 million in milestone revenue under the Glaxo collaboration agreement following FDA approval of ENTEREG in May 2008.

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

On January 30, 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement. Under Amendment No. 4, the Company and Glaxo, effective as of January 1, 2009, modified certain provisions of the collaboration agreement to (i) reflect the current plan jointly developed by the parties relating to the sale and promotion of ENTEREG and (ii) modify certain payment provisions of the collaboration agreement, principally the acceleration of payments owed by Glaxo to the Company. Under the terms of Amendment No. 4, Glaxo paid the Company $8.4 million during 2009. In accordance with ASC 605, the Company determined that the payment should be evaluated as part of a single arrangement with multiple deliverables under the collaboration agreement. Further, the Company determined that the payment did not meet the criteria in ASC 605 to be accounted for as a unit of accounting separate from the original collaboration agreement and, as a result, the $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $1.0 million was recognized in the year ended December 31, 2009. Under the terms of Amendment No. 4, the Company also received a $0.9 million payment from Glaxo in 2009 that it recognized as revenue.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $4.4 million, $5.6 million and $4.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, $0.8 million and $2.4 million, respectively, was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred licensing fees and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the third quarter of 2008, the performance period was extended by six months to August 2010 based on the status of the development programs. The effect of the third quarter 2008 change in estimate was an increase to net loss of $1.2 million, or $0.03 per share, for the year ended December 31, 2008. During the first quarter of 2009, the performance period was further extended by four months to December 2010 based on the status of the development programs. The effect of the first quarter 2009 change in estimate was an increase to net loss of $1.6 million, or $0.03 per share, for the year ended December 31, 2009. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $9.0 million, $13.0 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

External expenses for research and development and marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded collaboration cost reimbursement from Pfizer of $4.1 million, $6.3 million and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, $1.3 million and $1.2 million, respectively, was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

12.	401(k) PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (the 401(k) Plan) available to all employees meeting certain eligibility criteria. The 401(k) Plan permits participants to contribute up to 100% of their salary, not to

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

exceed the limits established by the Internal Revenue Code. All contributions made by participants into the participant’s account vest immediately. In the years ended December 31, 2009, 2008 and 2007, the Company made contributions to the 401(k) Plan of $0.4 million, $0.2 million and $0.2 million, respectively. The Company’s common stock is not, and never has been, an investment option for 401(k) Plan participants.

13.	RESTRUCTURING

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

The Company recorded a restructuring charge of $3.9 million for the year ended December 31, 2009, which consisted of $2.1 million of employee severance and benefit related costs and $1.8 million of a non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to the Company’s restructuring. The Company received proceeds of $1.0 million related to the sale of these impaired assets during the year ended December 31, 2009. Although the Company’s management has used its best estimate to determine the impairment charge, the estimated salvage value of the remaining impaired assets may change upon final disposal of the assets, which would require an adjustment to the Company’s statement of operations.

Excluding the disposal of the remaining impaired assets discussed above, the Company has completed all restructuring activities and recognized all anticipated restructuring charges as of December 31, 2009. The following table summarizes activity related to the Company’s restructuring:

	Employee Termination Costs	Asset Write-downs	Total
Balance at January 1, 2009	$—	$—	$—
Restructuring charge	2,127,042	1,805,540	3,932,582
Cash payments	(2,125,287)	—	(2,125,287)
Non-cash impairment	—	(1,805,540)	(1,805,540)

Balance at December 31, 2009	$1,755	$—	$1,755

14.	UNAUDITED QUARTERLY INFORMATION

The table below summarizes the unaudited results of operations for each quarter of 2009 and 2008:

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2009
Revenue	$6,679,660	$9,063,938	$8,662,941	$12,954,067
Loss from operations	$(13,673,941)	$(16,850,298)	$(11,288,914)	$(7,151,948)
Net loss	$(13,187,340)	$(16,541,847)	$(11,129,072)	$(7,056,055)
Basic and diluted net loss per share	$(0.28)	$(0.36)	$(0.24)	$(0.15)
Fiscal 2008
Revenue	$6,211,024	$26,964,318	$7,870,131	$8,410,022
Income (loss) from operations	$(10,758,578)	$6,477,478	$(14,166,036)	$(16,080,272)
Net income (loss)	$(9,055,559)	$7,485,493	$(13,255,279)	$(15,296,915)
Basic and diluted net income (loss) per share	$(0.20)	$0.16	$(0.29)	$(0.33)

ADOLOR CORPORATION

NOTES TO FINANCIAL STATEMENTS—(continued)

During the fourth quarter of 2009, the Company began to recognize net product sales upon the shipment of product to the registered hospital, as the Company had developed sufficient historical experience to reasonably estimate future returns of ENTEREG. As a result of the change in the Company’s revenue recognition policy, net product sales for the quarter ended December 31, 2009 include $2.6 million for product that was shipped to registered hospitals through September 30, 2009, but not recognized as revenue at the time of shipment. The Company also recognized $1.4 million of selling, general and administrative expenses during the quarter ended December 31, 2009 that had been deferred under the Company’s previous revenue recognition policy. The change in the Company’s revenue recognition policy resulted in a decrease to net loss of $1.2 million, or $0.03 per share, for the quarter ended December 31, 2009. See Note 2 for additional information on the Company’s change in revenue recognition policy.

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

(c) Attestation Report of the Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K and incorporated into this Item 9A by reference.

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

Directors

The information required by this Item 10 with respect to our Directors is incorporated herein by reference to the information contained under the caption “Proposal 1—Election of Directors” in our definitive proxy statement related to the 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Executive Officers

The information concerning our executive officers required by this Item 10 is provided under the caption “Executive Officers of the Registrant” in Part I, Item 4 of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item 10 concerning Section 16(a) beneficial ownership reporting compliance by our directors and executive officers is incorporated herein by reference to the information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement related to the 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

Code of Ethics

The information required by this Item 10 concerning our code of ethics is incorporated herein by reference to the information contained under the caption “Governance of the Company—Does the Company have a ‘Code of Ethics’?” in our definitive proxy statement related to the 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the information contained in our definitive proxy statement related to the 2010 annual meeting of stockholders, to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) DOCUMENTS FILED AS PART OF THIS REPORT

The following is a list of our financial statements and supplementary data included in this Annual Report on Form 10-K under Item 8 of Part II hereof:

1.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Report of Management.

Report of Independent Registered Public Accounting Firm.

Balance Sheets as of December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Statements of Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007.

Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

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

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Adolor, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2001.

3.2	Amended and Restated Bylaws of the Company as amended December 13, 3007, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 14, 2007.

3.3	Amended and Restated Bylaws of the Company, dated February 24, 2009, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 24, 2009.

4.1

Rights Agreement, dated as of February 20, 2001, between Adolor and StockTrans, Inc., as Rights Agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 23, 2001, which included as Exhibit B thereto the Form of Rights Certificate, filed as Exhibit 1.1 to the Company’s Registration Statement on Form 8-A, dated February 22, 2001.

4.2	Form of Common Stock Certificate, filed as Exhibit 4.14 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on March 21, 2000.

†10.1	Amended and Restated 1994 Equity Compensation Plan, filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2008.

†10.2	Amended and Restated 1994 Equity Compensation Plan (effective as of May 12, 2009), filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on July 20, 2009.

†10.3	Adolor Corporation Amended and Restated 2003 Stock-Based Incentive Compensation Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2008.

†10.4

Adolor Corporation Amended and Restated 2003 Stock-Based Incentive Compensation Plan (effective as of May 12, 2009), filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2009.

†10.5	Incentive Compensation Plan, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on February 27, 2007.

†10.6	Adolor Corporation Incentive Compensation Plan, as amended and restated April 9, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2008.

†10.7	Amended and Restated Adolor Corporation Incentive Compensation Plan, effective as of January 2009, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 12, 2009.

*†10.8	Adolor Corporation Executive Severance Pay Program (for executives appointed prior to December 31, 2008).

*†10.9	Adolor Corporation Executive Severance Pay Program (for executives appointed after December 31, 2008).

†10.10	Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 18, 2003.

†10.11

Amendment dated January 26, 2004 to Letter Agreement between the Company and Michael R. Dougherty, dated October 24, 2002, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 4, 2004.

Exhibit Number	Description

†10.12

Letter Agreement between the Company and Michael R. Dougherty dated December 14, 2006 amending letter agreement dated October 24, 2002, as amended January 26, 2004, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

†10.13

Amendment dated February 21, 2008 to Letter Agreement between the Company and Michael R. Dougherty dated October 24, 2002, as amended January 26, 2004, as further amended December 14, 2006, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 29, 2008.

†10.14

Amendment dated December 31, 2008 to Letter Agreement between the Company and Michael R. Dougherty dated October 24, 2002, as amended January 26, 2004, as further amended December 14, 2006, as further amended February 21, 2008, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 26, 2009.

†10.15	Letter Agreement between the Company and Eliseo Orestes Salinas, MD, MSc dated February 28, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2008.

†10.16

Amendment dated December 31, 2008 to Letter Agreement between the Company and Eliseo Orestes Salinas, MD, MSc dated February 28, 2008, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 26, 2009.

†10.17	Letter Agreement between the Company and Stephen Webster, M.B.A. dated June 13, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2008.

†10.18	Letter Agreement between the Company and John M. Limongelli, Esq., dated August 15, 2008, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2008.

*†10.19	Letter Agreement between the Company and George R. Maurer dated January 6, 2009.

†10.20	Stock Award Letter Agreement between the Company and Michael R. Dougherty dated December 14, 2006, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 14, 2006.

†10.21	Performance Stock Option Award between the Company and Michael R. Dougherty dated January 8, 2008, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed February 29, 2008.

†10.22

Summary of Oral Agreement for Payment of Services between Adolor Corporation and its Board of Directors (2008), filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on February 26, 2009.

†10.23

Summary of Oral Agreement for Payment of Services between Adolor Corporation and its Board of Directors (effective as of May 2009), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2009.

†10.24	Form of Stock Option Agreement for members of the Board of Directors of Adolor Corporation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2006.

†10.25	Form of Stock Option Agreement (monthly vesting), filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 1, 2005.

*†10.26	Form of Stock Option Agreement (annual vesting; 2009).

*†10.27	Form of Deferred Stock Award with Annual Vestings.

*†10.28	Form of Deferred Stock Award with Vestings at year 2 and 4 (effective December 2009).

†10.29	Form of Performance Deferred Stock Award (January 2008), filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on February 29, 2008.

Exhibit Number	Description

†10.30	Form of Performance-Based Deferred Stock Award dated January 6, 2009, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2009.

10.40	Option and License Agreement between Adolor and Roberts Laboratories, Inc., dated June 10, 1998, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2008. (1)

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

10.43

Amendment No. 2, dated as of December 22, 2004, to the Collaboration Agreement by and between Glaxo Group Limited and the Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on February 25, 2005. (1)

10.44

Amendment No. 3, dated as of July 23, 2008, to the Collaboration Agreement by and between Glaxo Group Limited and the Company, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008. (1)

10.45

Amendment No. 4, dated as of January 30, 2009, to the Collaboration Agreement by and between Glaxo Group Limited and the Company, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2009. (1)

*10.46	Amendment No. 5, effective as of December 16, 2009, to the Collaboration Agreement by and between Glaxo Group Limited and the Company.

10.47	Notice of Termination For GI Products Received from Glaxo Group Limited dated August 29, 2008, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008.

10.48

Distribution Services Agreement between SmithKline Beecham Corporation and the Company, dated June 29, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2004. (1)

*10.49	Amendment No. 1 to Distribution Services Agreement by and between the Company and GlaxoSmithKline LLC (formerly SmithKline Beecham Corporation), dated December 16, 2009.

10.50	API Compound Supply Agreement between the Company and Torcan Chemical Ltd., dated July 13, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2004. (1)

10.51

API Compound Supply Agreement Between the Company and Girindus AG (now Central Glass Germany), dated July 6, 2004, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2004. (1)

10.52

Drug Product Supply Agreement between the Company and Pharmaceutics International, Inc., dated July 1, 2004, filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2004. (1)

10.53	License Agreement between Adolor Corporation and Eli Lilly and Company, dated August 8, 2002, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2002. (1)

Exhibit Number	Description

10.54	License and Collaboration Agreement between the Company and Pfizer Inc. dated December 4, 2007, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 29, 2008. (1)

10.55

Amended and Restated Build to Suit Lease between the Company and 700 Pennsylvania Drive Associates, dated February 27, 2003, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 18, 2003.

*23.1	Consent of KPMG LLP.

*31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensation plans and arrangements for executives and others.
(1)	Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment granted by the Securities and Exchange Commission.

ADOLOR CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended December 31,	Balance at Beginning of the Year	Additions (Deductions) (1)	Other Additions (Deductions) (2)	Balance at End of the Year
Income tax valuation allowance:
2009	$189,682,000	$18,037,000	$—	$207,719,000
2008	176,897,000	12,785,000	—	189,682,000
2007	157,007,000	19,890,000	—	176,897,000

(1)	Amounts represent increases to the valuation allowance.
(2)	Amounts represent utilization and adjustments of balance sheet reserve accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010

ADOLOR CORPORATION

By:	/S/ MICHAEL R. DOUGHERTY
Name:	Michael R. Dougherty
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MICHAEL R. DOUGHERTY Michael R. Dougherty	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/S/ STEPHEN W. WEBSTER Stephen W. Webster	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/S/ ARMANDO ANIDO Armando Anido	Director	February 26, 2010

/S/ GEORGES GEMAYEL Georges Gemayel	Director	February 26, 2010

/S/ PAUL GODDARD Paul Goddard	Director	February 26, 2010

/S/ GEORGE V. HAGER, JR. George V. Hager, Jr.	Director	February 26, 2010

/S/ DAVID M. MADDEN David M. Madden	Director	February 26, 2010

/S/ GUIDO MAGNI Guido Magni	Director	February 26, 2010

/S/ CLAUDE H. NASH Claude H. Nash	Director	February 26, 2010

/S/ DONALD E. NICKELSON Donald E. Nickelson	Director	February 26, 2010