Form 10-Q
period 2010-03-31
ADOLOR CORP
filed 2010-04-29
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of April 15, 2010
Common Stock, par value $0.0001 per share	46,352,682 shares

ADOLOR CORPORATION AND SUBSIDIARY

FORM 10-Q

March 31, 2010

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning in connection with any discussion of, among other things, sales, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our dependence on sales of ENTEREG® (alvimopan) in the United States and the commercial prospects and future marketing efforts for this product;

•	our dependence on our current collaboration partners and our ability to attract future partners to finance development and commercialization of our product candidates;

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

ii

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

iii

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$5,646,252	$7,213,666
Short-term investments	66,921,620	75,992,310
Accounts receivable	4,195,595	3,816,205
Inventory	888,567	1,006,809
Prepaid expenses and other current assets	1,760,341	2,462,668

Total current assets	79,412,375	90,491,658
Equipment and leasehold improvements, net	735,174	860,776
Other assets	114,000	107,000

Total assets	$80,261,549	$91,459,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,167,219	$1,742,362
Accrued expenses	8,939,955	8,421,570
Deferred revenue and rent – current	11,165,221	13,338,404

Total current liabilities	22,272,395	23,502,336
Deferred revenue and rent – non-current	22,742,007	23,903,425

Total liabilities	45,014,402	47,405,761

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,360,546 and 46,333,735 shares issued; 46,352,682 and 46,333,735 outstanding at March 31, 2010 and December 31, 2009, respectively	4,635	4,633
Additional paid-in capital	547,818,284	546,995,528
Treasury stock, at cost, 7,864 shares at March 31, 2010	(11,928)	—
Unrealized gains on available for sale securities	16,752	34,569
Accumulated deficit	(512,580,596)	(502,981,057)

Total stockholders’ equity	35,247,147	44,053,673

Total liabilities and stockholders’ equity	$80,261,549	$91,459,434

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Product sales, net	$5,290,231	$1,432,183
Contract revenues	5,377,856	5,247,477

Total revenues, net	10,668,087	6,679,660

Operating expenses incurred:
Cost of product sales	589,952	153,304
Research and development	10,518,140	12,322,623
Selling, general and administrative	9,227,229	7,877,674

Total operating expenses	20,335,321	20,353,601

Loss from operations	(9,667,234)	(13,673,941)
Interest income	67,695	486,601

Net loss	$(9,599,539)	$(13,187,340)

Basic and diluted net loss per share	$(0.21)	$(0.28)

Shares used in computing basic and diluted net loss per share	46,314,130	46,296,235

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock		Unrealized gains on available	Accumulated deficit	Total stockholders’ equity
	Number of shares	Amount		Number of shares	Amount	for sale securities
Balance, January 1, 2010	46,333,735	$4,633	$546,995,528	—	$—	$34,569	$(502,981,057)	$44,053,673
Vesting of deferred stock	18,947	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	822,758	—	—	—	—	822,758
Treasury stock acquired	—	—	—	7,864	(11,928)	—	—	(11,928)
Unrealized losses on available for sale securities, net	—	—	—	—	—	(17,817)	—	(17,817)
Net loss	—	—	—	—	—	—	(9,599,539)	(9,599,539)

Balance, March 31, 2010	46,352,682	$4,635	$547,818,284	7,864	$(11,928)	$16,752	$(512,580,596)	$35,247,147

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net cash flows from operating activities:
Net loss	$(9,599,539)	$(13,187,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	833,877	1,133,371
Amortization of premiums and discounts on short-term investments	335	393,229
Amortization of deferred revenue and rent	(3,334,601)	(3,458,318)
Depreciation and amortization expense	87,995	527,493
Changes in assets and liabilities:
Accounts receivable	(379,390)	2,229,384
Inventory	107,123	(144,390)
Prepaid expenses and other current assets	702,327	177,381
Other assets	(7,000)	(6,999)
Accounts payable	424,857	(62,148)
Accrued expenses	518,385	(2,550,526)
Customer deposits	—	377,415
Deferred revenue	—	8,425,000

Net cash used in operating activities	(10,645,631)	(6,146,448)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	—	(285,016)
Proceeds from disposal of equipment	37,607	—
Purchases of short-term investments	(19,947,462)	(19,948,064)
Maturities of short-term investments	29,000,000	36,000,000

Net cash provided by investing activities	9,090,145	15,766,920

Net cash flows from financing activities:
Payment of withholding taxes related to deferred stock	(11,928)	—

Net cash used in financing activities	(11,928)	—

Net increase (decrease) in cash and cash equivalents	(1,567,414)	9,620,472
Cash and cash equivalents at beginning of period	7,213,666	7,535,146

Cash and cash equivalents at end of period	$5,646,252	$17,155,618

Supplemental disclosure of cash flow information:
Unrealized losses on available for sale securities, net	$(17,817)	$(413,384)
Change in accrued expenses related to purchases of equipment	—	20,712

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2010

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. In May 2008, the U.S. Food and Drug Administration (FDA) approved the Company’s first product, ENTEREG® (alvimopan). ENTEREG is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant complications for patients and results in increased expense to hospitals and healthcare providers. The Company launched ENTEREG in collaboration with Glaxo Group Limited (Glaxo) in the United States in June 2008.

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

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes audited financial statements as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Adolor and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of assets and liabilities. The estimates made are principally in the areas of revenue recognition, research and development accruals and stock option expenses. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Product Sales Recognition

Hospital orders for ENTEREG are processed through wholesalers; however, ENTEREG is drop-shipped by Glaxo directly to an ordering hospital registered under the ENTEREG Access Support and Education (E.A.S.E.™) Program. Wholesalers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to the Company. The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Prior to the fourth quarter of 2009, the Company deferred recognition of revenue associated with the first shipment of ENTEREG to each hospital customer as it was not able to reasonably estimate future returns. When an existing customer placed a new order, the Company recognized product sales on the previous shipment for an amount equal to the lesser of (a) the previous shipment or (b) the new order. During the fourth quarter of 2009, the Company began to recognize net product sales upon the shipment of product to the registered hospital, as it had developed sufficient historical experience to reasonably estimate future returns of ENTEREG.

The Company records product sales net of prompt payment discounts, returns and other discounts as reported to it by Glaxo. Calculating these allowances requires significant estimates and judgments and while the Company undertakes certain procedures to review the reasonableness of the information, it cannot obtain absolute assurance over the accuracy of such information provided by Glaxo.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends the existing fair value measurement and disclosure guidance currently included in Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, to require additional disclosures regarding fair value measurements. Specifically, ASU 2010-06 requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition, ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements or results of operations.

In September 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company expects to adopt ASU 2009-13 on January 1, 2011 and does not expect ASU 2009-13 to have a material impact on its consolidated financial statements.

3.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net loss	$(9,599,539)	$(13,187,340)
Unrealized losses on available for sale securities, net	(17,817)	(413,384)

Comprehensive loss	$(9,617,356)	$(13,600,724)

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade, fixed income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at March 31, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at March 31, 2010	$66,904,868	$21,156	$(4,404)	$66,921,620

U.S. Government obligations at December 31, 2009	$75,957,741	$40,944	$(6,375)	$75,992,310

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

The following table provides the Company’s assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments at March 31, 2010	$66,921,620	$66,921,620	$—	$—

Short-term investments at December 31, 2009	$75,992,310	$75,992,310	$—	$—

5.	INVENTORY

As of March 31, 2010 and December 31, 2009, inventory consisted of the following:

	March 31, 2010	December 31, 2009
Work-in-process	$527,036	$527,036
Finished goods	361,531	479,773

Total inventory	$888,567	$1,006,809

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The above inventory was manufactured subsequent to the approval of ENTEREG by the FDA. Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to research and development when incurred. As a result, at March 31, 2010 and December 31, 2009, the Company has inventory related to alvimopan, including raw material, which carries a zero-cost and is not reflected on the March 31, 2010 and December 31, 2009 consolidated balance sheet.

6.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, the Company granted to employees options to purchase 37,400 shares of common stock. These stock options vest annually over a four-year period beginning from the date of grant and all stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant, which averaged $1.69 for the three months ended March 31, 2010. The grant-date fair value of the options granted during the three months ended March 31, 2010 was approximately $41,000 and such amount will be recognized over the applicable vesting period.

During the three months ended March 31, 2010, 26,811 restricted stock awards vested under the terms of employee grant agreements. In connection with the vesting of these restricted stock awards, 18,947 shares of the Company’s common stock were issued to employees and 7,864 shares were surrendered to the Company in satisfaction of minimum tax withholding obligations. The surrendered shares were recorded as treasury stock on the Company’s consolidated balance sheet. The Company did not grant any restricted stock awards during the three months ended March 31, 2010.

For the three months ended March 31, 2010, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $0.8 million.

7.	CONTRACT REVENUES

Contract revenues consist of the following:

	Three Months Ended March 31,
	2010	2009
Amortization of deferred revenue	$3,291,670	$3,415,386
Cost reimbursement under collaboration agreements	2,086,186	1,832,091

Total contract revenues	$5,377,856	$5,247,477

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related to the Glaxo collaboration agreement of $0.8 million was recognized in each of the three months ended March 31, 2010 and 2009.

During the first quarter of 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement, under which Glaxo paid the Company $8.4 million. The $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $0.3 million and $0.1 million was recognized in the three months ended March 31, 2010 and 2009, respectively.

External expenses for research and development and certain marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $0.3 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, $0.3 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the first quarter of 2009, the performance period was extended by four months to December 2010 based on the status of the development programs. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.

External expenses for research and development and certain marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded collaboration cost reimbursement from Pfizer of $1.8 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, $1.8 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain management products. In May 2008, the U.S. Food and Drug Administration (FDA) approved our first product, ENTEREG® (alvimopan). ENTEREG is specifically indicated to accelerate the time to upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant complications for patients and results in increased expense to hospitals and healthcare providers. We also have a number of product candidates in various stages of clinical and preclinical development.

For the three months ended March 31, 2010, our total revenues and net loss were $10.7 million and $9.6 million, respectively. Net sales of ENTEREG for the three months ended March 31, 2010 were $5.3 million. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

ENTEREG

Together with our partner, Glaxo Group Limited (Glaxo), we launched ENTEREG in the United States in mid-2008. ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. In certain hospitals, we co-promote ENTEREG with a field force that numbers approximately 25 persons. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.) Program. As of March 31, 2010, approximately 1,750 hospitals have registered in the E.A.S.E. Program. Additionally, as of March 31, 2010, we estimate that approximately 900 hospitals had accepted ENTEREG for inclusion on their formularies, including approximately 575 of the 1,400 hospitals that collectively perform approximately 80% of the bowel resection surgeries in the United States.

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

Delta Opioid Receptor Agonists

We are collaborating with Pfizer Inc. (Pfizer) for the development and commercialization of the delta opioid receptor agonist compounds ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively) for the treatment of pain. The delta receptor is one of three opioid receptors that are believed to modulate pain. Currently, all marketed opioid drugs interact primarily with only one such receptor, the mu receptor. We have identified a series of novel, orally-active delta agonists that selectively stimulate the delta opioid receptor. Our goal is to develop medications that produce pain relief similar to traditional mu opioids, while reducing or eliminating some typical side effects seen with currently available mu opioids, including dependence, sedation and respiratory depression.

In October 2009, Pfizer and we initiated a Phase 2a proof-of-concept study of ADL5859 and ADL5747 in osteoarthritis (OA) patients. Enrollment in this study is complete and we expect results in mid-2010. In January 2010, Pfizer and we initiated a Phase 2a proof-of-concept study of ADL5747 in post-herpetic neuralgia (PHN) patients. Results for this study are anticipated in early-2011.

Opioid Bowel Dysfunction Program

Opioid receptors in the GI tract, or peripheral opioid receptors, regulate functions such as motility, water secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other opioid analgesics, can slow gut motility and disrupt the normal GI function that allows for the passage, absorption and excretion of ingested solid materials resulting in a number of symptoms, including severe constipation. In patients who take opioid analgesics to treat chronic and persistent pain, this condition is known as opioid bowel dysfunction (OBD).

We are developing two molecules, ADL7445 and ADL5945, to treat OBD. These compounds are small molecule, mu opioid receptor antagonists intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia. We submitted an Investigational New Drug Application (IND) for ADL7445 in September 2009 and initiated clinical evaluation of this compound during the fourth quarter of 2009. We licensed ADL5945 from Eli Lilly and Company (Lilly) in September 2009 and initiated clinical testing of this compound in February 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $72.6 million at March 31, 2010 and $83.2 million at December 31, 2009, representing 90% and 91% of our total assets, respectively. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $57.1 million at March 31, 2010 compared to $67.0 million at December 31, 2009. The decrease in cash, cash equivalents, short-term investments and working capital was primarily from the use of cash to fund our operations during the three months ended March 31, 2010.

The following is a summary of selected cash flow information for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Net loss	$(9,599,539)	$(13,187,340)
Adjustments for non-cash operating items	(2,412,394)	(1,404,225)

Net cash operating loss	(12,011,933)	(14,591,565)
Net change in assets and liabilities	1,366,302	8,445,117

Net cash used in operating activities	$(10,645,631)	$(6,146,448)

Net cash provided by investing activities	$9,090,145	$15,766,920

Net cash used in financing activities	$(11,928)	$—

Net Cash Used in Operating Activities

Net operating cash outflows of $10.6 million and $6.1 million for the three months ended March 31, 2010 and 2009, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses, offset by payments received under the Glaxo and Pfizer collaboration agreements. For the three months ended March 31, 2010, we received net payments of $0.8 million under such collaboration agreements. In addition, we received $4.9 million of cash related to net shipments of ENTEREG during the three months ended March 31, 2010. For the three months ended March 31, 2009, we received $10.8 million under our collaboration agreements, of which $8.4 million was related to the acceleration of payments owed by Glaxo to us under the terms of Amendment No. 4 of the Glaxo collaboration agreement. In addition, we received $1.8 million of cash related to net shipments of ENTEREG during the three months ended March 31, 2009.

Net Cash Provided by Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, expenditures for property and equipment and proceeds from the sale of equipment. Capital expenditures are primarily for the purchase of laboratory equipment, furniture and fixtures, office equipment and leasehold improvements associated with our leased facility.

Net cash provided by investing activities was $9.1 million for the three months ended March 31, 2010 as compared to $15.8 million for the three months ended March 31, 2009. The decrease in cash provided by investing activities for the three months ended March 31, 2010 as compared to the prior year period is primarily attributable to a decrease of $7.0 million in the net maturities of available-for-sale securities.

We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consists of U.S. Treasury obligations.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities and amounts received under collaboration agreements. Our accumulated deficit at March 31, 2010 was $512.6 million and we expect to continue to incur substantial losses for at least the next several years.

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

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. In 2010, we are funding a number of clinical programs including, among others, our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy, the Phase 2a clinical trials of ADL5747 and ADL5859 in OA and PHN and Phase 1 and Phase 2 clinical trials for ADL7445 and ADL5945 in OBD. We also expect to continue to conduct research, preclinical studies and process development activities on our preclinical product candidates, although as a result of our restructuring in 2009, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations through 2011 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We anticipate that we will need to obtain funding to support our operational needs in the future, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Revenues

The following table sets forth revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Product sales, net	$5,290,231	$1,432,183
Contract revenues	5,377,856	5,247,477

Total revenues, net	$10,668,087	$6,679,660

Product Sales, Net

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. For a discussion of our revenue recognition policy, see Note 1 “ORGANIZATION AND BUSINESS ACTIVITIES – Product Sales Recognition” in Part 1, Item 1 of this report.

Net sales of ENTEREG were $5.3 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. The increase in net product sales during the three months ended March 31, 2010 as compared to the prior year period resulted from an increase in the number of hospitals ordering ENTEREG and increased penetration in existing hospital customers. In addition, net product sales for the three months ended March 31, 2010 were recognized at the time of shipment as compared to net product sales for the three months ended March 31, 2009, which were recognized on a reorder basis under our previous revenue recognition policy. Net shipments of ENTEREG in the first quarter of 2009 were $2.0 million.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. Contract revenues were $5.4 million and $5.2 million in the three months ended March 31, 2010 and 2009, respectively. Contract revenues increased for the three months ended March 31, 2010 compared to the same period in 2009 due to increased cost reimbursement under the Pfizer collaboration resulting from the delta clinical trial costs for OA and PHN during the three months ended March 31, 2010. In addition, contract revenues increased as a result of a full quarter of amortization relating to the $8.4 million received from Glaxo during the quarter ended March 31, 2009 under the terms of Amendment No. 4 to the collaboration agreement. These increases were partially offset by reduced amortization of deferred licensing fees resulting from the extension of the estimated Pfizer performance period in the first quarter of 2009 and lower Glaxo contract revenues as a result of reduced reimbursements under the collaboration agreement.

Costs and Expenses

The following table sets forth costs and expenses for the three months ended March 31, 2010 and 2009:

	Three months Ended March 31,
	2010	2009
Cost of product sales	$589,952	$153,304
Research and development	10,518,140	12,322,623
Selling, general and administrative	9,227,229	7,877,674

Total costs and expenses	$20,335,321	$20,353,601

Cost of Product Sales

Cost of product sales was $0.6 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, and consisted primarily of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. The increase in the three months ended March 31, 2010 compared to the same period in 2009 was due to increased sales of ENTEREG.

Costs associated with the manufacture of alvimopan prior to FDA approval of ENTEREG in May 2008 were expensed to research and development. As a result, at March 31, 2010, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the March 31, 2010 consolidated balance sheet. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

Research and Development Expenses

Our research and development expenses can be identified as external or internal expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and corresponding overhead expenses.

Research and development expenses were $10.5 million and $12.3 million for the three months ended March 31, 2010 and 2009, respectively, and consisted of the following:

	Three Months Ended March 31,
	2010	2009
External research and development expenses:
ENTEREG	$566,002	$1,120,339
Delta agonist program	2,979,294	865,932
OBD program	2,165,923	1,502,169
Other programs	475,353	1,523,074

Total external research and development expenses	6,186,572	5,011,514
Total internal research and development expenses	4,331,568	7,311,109

Total research and development expenses	$10,518,140	$12,322,623

We report all expenses gross within our statements of operations and, as such, the above table and the research and development line item on our statements of operations do not reflect any cost reimbursements from our collaboration partners. Total research and development expenses decreased for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily due to a reduction in headcount and depreciation expenses resulting from our June 2009 restructuring and lower expenses in other programs. These decreases were partially offset by higher costs of clinical studies incurred during the three months ended March 31, 2010 in our delta agonist program and our OBD program due to increased clinical activity.

There are significant risks and uncertainties inherent in the clinical and preclinical studies associated with each of our research and development programs. These studies may yield varying results that could delay, limit or prevent the advancement of a program through the various stages of product development and significantly impact the costs to be incurred, and time involved, in bringing a program to completion. As a result, the cost to complete such programs, as well as the period in which net cash inflows from significant programs are expected to commence, are not reasonably estimable.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $9.2 million and $7.9 million for the three months ended March 31, 2010 and 2009, respectively. The increase in the first quarter of 2010 compared to the same period in 2009 was primarily driven by higher marketing expenses associated with ENTEREG, partially offset by lower general and administrative expenses period-over-period.

Interest Income

The following table sets forth interest income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Interest income	$67,695	$486,601

Our interest income was $0.1 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. The decrease period-over-period was due to lower prevailing interest rates and lower investment balances resulting primarily from the use of cash in operating activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2009 in the “Critical Accounting Policies and Estimates” section and the “Recently Issued Accounting Pronouncements” section of Part II, Item 7 and in Note 2 to the financial statements within Part II, Item 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The fair value of our investment portfolio at March 31, 2010 totaled $66.9 million, and the weighted-average yield-to-maturity was approximately 0.4% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

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

In May 2008, the FDA approved ENTEREG for use in accelerating GI recovery following partial large or small bowel resection surgery with primary anastomosis. ENTEREG is indicated for in-hospital use only and is available only to hospitals that have been registered under our E.A.S.E. Program. The commercial success of ENTEREG depends on several factors, including the following:

•

the acceptance of ENTEREG in the medical community and the marketplace, particularly with respect to whether physicians, patients and hospitals view ENTEREG as safe and effective for its labeled indication, whether the product carries with it an acceptable benefit-to-risk profile and whether the product offers sufficient pharmacoeconomic benefit to hospitals in light of its cost;

•	the number of hospitals that register for the E.A.S.E. Program;

•	the ability to obtain formulary acceptance of ENTEREG at registered hospitals;

•	the effectiveness of Glaxo’s and our sales and marketing efforts;

•	the occurrence of any side effects, adverse reactions or misuse (or any unfavorable publicity relating thereto) stemming from the use of ENTEREG; and

•	the development of competing products or therapies that accelerate GI recovery following bowel resection surgery.

Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

We expect to continue to incur significant operating losses over the next several years and without additional funding, we likely will be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and as of March 31, 2010, our accumulated deficit was $512.6 million and our cash, cash equivalents and short-term investments were $72.6 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. Notwithstanding our restructuring in June 2009, we expect to continue to generate substantial losses and utilize substantial amounts of cash, cash equivalents and short-term investments for the foreseeable future, driven primarily by expenditures related to research and development and sales and marketing activities. We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations through 2011 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We cannot be sure that we will ever achieve significant product revenue from ENTEREG or any of our other product candidates sufficient for us to generate positive cash flows from operations. Sales of ENTEREG will need to increase significantly beyond current levels before we will be able to achieve profitability and/or positive cash flows from operations. Even if we are able to achieve profitability, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of continuing investment. We anticipate that we will need to obtain funding to support our operational needs in the future, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public or private financing, issuances of equity or debt, sale or partnering of one or more of our development programs or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity could further dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we may be less likely to develop products successfully.

Restrictions on ENTEREG may have the effect of limiting the commercial prospects for the product.

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients taking opioids for chronic non-cancer pain and experiencing OBD. Results from Study 014 showed numerically more myocardial infarctions and other serious adverse events reported by patients treated long-term with alvimopan in this study compared to placebo. As a result, ENTEREG was approved in its labeled indication by the FDA subject to a Risk Evaluation and Mitigation Strategy (REMS). The FDA has determined that a REMS is necessary to ensure that the benefits of ENTEREG outweigh the risks. The REMS is subject to modification by the FDA at anytime and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult to market and sell ENTEREG.

Our ENTEREG product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients. The REMS and the boxed warning may make it more difficult to market and sell ENTEREG. We are not permitted to market and sell ENTEREG to hospitals that do not register in the E.A.S.E. Program. Hospitals may be unwilling or unable to comply with the requirements for registration in the E.A.S.E. Program. For example, hospitals may not have systems, order sets, protocols or other measures in place to limit the use of ENTEREG to no more than 15 doses per patient and to ensure in-hospital use only. Hospitals also may not have controls in place to ensure that ENTEREG will neither be dispensed for outpatient use nor be transferred to unregistered hospitals. In such cases, we will be unable to register these hospitals in the E.A.S.E. Program.

Selling a pharmaceutical product in the hospital setting presents certain challenges. Hospitals differ widely and each hospital’s or hospital group’s prescribing is influenced by a list of accepted drugs called a formulary. Most hospitals have a committee, often called a pharmacy and therapeutics (P&T) committee, which meets periodically to determine which pharmaceutical products to add to the formulary. Many factors are assessed by such committees, including the cost of the drug and its pharmacoeconomic profile. Once a pharmaceutical is on formulary, it is easier for a physician within a hospital or hospital group to prescribe the drug. Hospital formulary approval is critical to the commercial success of ENTEREG and we cannot assure you that a sufficient number of hospitals will include ENTEREG on their formulary.

Even if we are successful in registering hospitals in the E.A.S.E. Program and having those registered hospitals include ENTEREG on their formulary, there can be no assurance that such hospitals will order ENTEREG in meaningful amounts, if at all.

Our delta opioid receptor agonist program may not lead to successful drug candidates or commercially successful products.

To date, no selective delta opioid receptor agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We are developing two delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in early stage clinical development. To date, we have studied ADL5859 in three Phase 2a clinical studies and in each case the compound has not achieved a statistically significant difference in efficacy versus placebo. Notwithstanding these results, we initiated an additional Phase 2a study of ADL5859 and ADL5747 during October 2009 in patients suffering from osteoarthritis of the knee, results which are expected to be available in mid-2010, and commenced a Phase 2a study of ADL5747 in January 2010 in patients suffering from post-herpetic neuralgia. Ultimately, drug development is a highly uncertain process; our delta agonist product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful products.

Our product sales revenues from ENTEREG and related financial results may fail to meet market expectations and will likely fluctuate, which may adversely affect our stock price.

Forecasting revenue is difficult, especially when there is little commercial history, the product is the first product approved for a particular indication and when the level of market acceptance of the product is uncertain. For ENTEREG, the registration process required under the E.A.S.E. Program, as well as the P&T committee and formulary approval process, has impacted uptake of the product. As a result of these factors, ENTEREG product sales may not meet either our expectations of those of the market and will likely fluctuate, which may adversely affect our stock price. In addition, there are other factors that may cause our financial results to fluctuate, including the achievement and timing of research and development milestones and other collaboration revenues, the cost and timing of clinical trials, marketing and other expenses and manufacturing or supply disruption.

Our stock price has been highly volatile, and your investment in our stock could decline significantly in value.

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2007 through March 31, 2010, the price of our common stock reached a low of $1.27 per share on December 19, 2008 and a high of $9.45 per share on March 13, 2007.

The market price for our common stock is highly dependent on, among other things, the performance of ENTEREG in the market, the success of our product development efforts, the amount of our available cash and investments and our level of cash utilization. Negative announcements, including, among others:

•	disappointing sales of ENTEREG;

•	disappointing developments concerning our collaborations;

•	negative clinical trial results, particularly with respect to our delta and OBD programs, or adverse regulatory decisions for our product candidates;

•	adverse period-to-period fluctuations in our sales or operating results or financial results that fall below the market’s expectations; or

•	legal challenges, disputes and/or other adverse developments impacting patents or other proprietary rights that protect our products,

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

Because we have limited resources, we seek to enter into, and in the past we have entered into, agreements with other pharmaceutical companies and third-party contractors. These agreements may call for our partner to control or play a significant role in, among other things:

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

Any failure by our collaborators to perform their obligations or any decision by our collaborators to terminate these agreements under the terms provided for in their respective agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product and product candidates, which would likely materially impact our financial condition, results of operations and outlook. In addition, any termination of our collaboration agreements will terminate the funding we may receive under the relevant collaboration agreement and may materially and adversely impact our ability to fund further development efforts and our progress in our development programs.

In the future, we may seek to enter into other collaborative arrangements for the development, marketing, sale and/or distribution of certain of our product candidates, including in our OBD program, which may require us to share profits or revenues. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements also may require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Moreover, we may not derive any revenues or profits from these arrangements.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We have depended, and expect to continue to depend, on third parties for the manufacture of our product candidates for preclinical, clinical and commercial purposes. While we have established relationships with a number of different third-party manufacturing service providers, we may not be able to contract for the manufacture of sufficient quantities of the products we develop, or meet our needs for preclinical or clinical development. Our products may be in competition with other products for manufacturing capacity of third parties and suitable alternatives may be unavailable. Consequently, our products may be subject to manufacturing delays if outside contractors give their own or other products greater priority than ours. It is difficult, time consuming and expensive to change contract manufacturers for pharmaceutical products. Our dependence upon others for the manufacture of our products may adversely affect our future profit margin and our ability to commercialize products, if additional products are approved, on a timely and competitive basis.

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

In June 2009, we reduced and restructured our discovery group to focus on late-stage, preclinical compounds, with fewer resources dedicated to early-stage discovery programs. The restructuring of our discovery group and the related reduction in resources will likely limit our ability to discover new products and increase the risk that our long-term business objectives will not be met.

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

If ENTEREG is used more widely or if physicians prescribe the product for conditions other than its labeled indication, the likelihood of an adverse drug reaction, unintended side effect or incident of misuse may increase. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance or condition. The cost of product liability insurance has increased in recent years, and the availability of coverage has decreased. We maintain product liability insurance and self-insurance retentions in amounts we believe to be commercially reasonable, but which may not cover the potential liability associated with significant product liability claims. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may harm the commercial prospects for the product or otherwise interfere with our business. Regardless of whether we face product liability lawsuits, we may be required to disclose adverse events associated with ENTEREG. Although ENTEREG may not be the cause of these adverse events, these disclosures could nevertheless have a materially adverse effect on our sales of ENTEREG and our financial condition.

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

Reductions in the number of bowel resection surgeries or in the use of opioid analgesics would reduce the potential market for ENTEREG and any products developed to treat OBD.

ENTEREG is indicated for the acceleration of gastrointestinal recovery following partial small or large bowel resection surgery with primary anastomosis. If medical advances or surgical techniques are developed that reduce the need for these surgeries, the potential market for ENTEREG would be similarly reduced. Moreover, if the use of drugs or techniques that reduce the requirement for mu opioid analgesics becomes more widespread, the market for ENTEREG and our OBD product candidates would decrease. Various techniques to reduce the use of opioids are being utilized in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the postoperative period can reduce or eliminate the use of opioids. Non-steroidal anti-inflammatory agents also may reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics that act at receptors other than mu opioid receptors also are under development. Many companies have developed and are developing analgesic products that compete with opioids or which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for ENTEREG and our OBD product candidates.

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

ADOLOR CORPORATION

Date: April 29, 2010	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)