Form 10-Q
period 2010-06-30
ADOLOR CORP
filed 2010-07-29
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of July 15, 2010
Common Stock, par value $0.0001 per share	46,388,647 shares

ADOLOR CORPORATION AND SUBSIDIARY

FORM 10-Q

June 30, 2010

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

Any or all of our forward-looking statements in this report and in the documents that we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	the acceptance of ENTEREG by hospital formularies and pharmacies, physicians and patients in the marketplace;

•	setbacks with respect to research programs, clinical trials or manufacturing or commercial activities;

•	the timing and unpredictability of regulatory actions;

•	our ability to develop and launch new products effectively;

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	the inability to adequately protect our key intellectual property rights;

•	the loss of key management or scientific personnel;

•	the activities of our competitors;

•	regulatory, legal or other setbacks with respect to our operations or business;

•	market conditions in the capital markets and the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

•	enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

ii

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,345,925	$7,213,666
Short-term investments	57,969,180	75,992,310
Accounts receivable	3,628,129	3,816,205
Inventory	1,136,237	1,006,809
Prepaid expenses and other current assets	1,555,822	2,462,668

Total current assets	68,635,293	90,491,658
Equipment and leasehold improvements, net	646,130	860,776
Other assets	107,000	107,000

Total assets	$69,388,423	$91,459,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,152,162	$1,742,362
Accrued expenses	9,911,962	8,421,570
Deferred revenue and rent – current	8,992,039	13,338,404

Total current liabilities	20,056,163	23,502,336
Deferred revenue and rent – non-current	21,580,588	23,903,425

Total liabilities	41,636,751	47,405,761

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,400,336 and 46,333,735 shares issued; 46,388,647 and 46,333,735 outstanding at June 30, 2010 and December 31, 2009, respectively	4,639	4,633
Additional paid-in capital	548,600,794	546,995,528
Treasury stock, at cost, 11,689 shares at June 30, 2010	(17,931)	—
Unrealized gains on available for sale securities	21,816	34,569
Accumulated deficit	(520,857,646)	(502,981,057)

Total stockholders’ equity	27,751,672	44,053,673

Total liabilities and stockholders’ equity	$69,388,423	$91,459,434

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Product sales, net	$6,259,271	$2,382,549	$11,549,502	$3,814,732
Contract revenues	4,687,022	6,681,389	10,064,878	11,928,866

Total revenues, net	10,946,293	9,063,938	21,614,380	15,743,598

Operating expenses incurred:
Cost of product sales	677,283	230,258	1,267,235	383,562
Research and development	9,595,492	11,972,191	20,113,632	24,294,814
Selling, general and administrative	9,002,026	9,505,266	18,229,255	17,382,940
Restructuring charge	—	4,206,521	—	4,206,521

Total operating expenses	19,274,801	25,914,236	39,610,122	46,267,837

Loss from operations	(8,328,508)	(16,850,298)	(17,995,742)	(30,524,239)
Interest income	51,458	308,451	119,153	795,052

Net loss	$(8,277,050)	$(16,541,847)	$(17,876,589)	$(29,729,187)

Basic and diluted net loss per share	$(0.18)	$(0.36)	$(0.39)	$(0.64)

Shares used in computing basic and diluted net loss per share	46,332,301	46,296,235	46,323,266	46,296,235

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in capital	Treasury stock		Unrealized gains on available for sale securities	Accumulated deficit	Total stockholders’ equity
	Number of shares	Amount		Number of shares	Amount
Balance, January 1, 2010	46,333,735	$4,633	$546,995,528	—	$—	$34,569	$(502,981,057)	$44,053,673
Vesting of deferred stock	54,912	6	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	1,605,272	—	—	—	—	1,605,272
Treasury stock acquired	—	—	—	11,689	(17,931)	—	—	(17,931)
Unrealized losses on available for sale securities, net	—	—	—	—	—	(12,753)	—	(12,753)
Net loss	—	—	—	—	—	—	(17,876,589)	(17,876,589)

Balance, June 30, 2010	46,388,647	$4,639	$548,600,794	11,689	$(17,931)	$21,816	$(520,857,646)	$27,751,672

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Net cash flows from operating activities:
Net loss	$(17,876,589)	$(29,729,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,598,008	2,145,699
Amortization of premiums and discounts on short-term investments	(47,692)	649,779
Amortization of deferred revenue and rent	(6,669,202)	(6,792,918)
Depreciation and amortization expense	214,199	934,344
Non-cash restructuring charge	—	2,024,479
Changes in assets and liabilities:
Accounts receivable	188,076	1,197,046
Inventory	(122,164)	(247,605)
Prepaid expenses and other current assets	906,846	672,298
Other assets	—	(7,000)
Accounts payable	(590,200)	(1,510,893)
Accrued expenses	1,490,392	(43,029)
Customer deposits	—	693,051
Deferred revenue	—	8,425,000

Net cash used in operating activities	(20,908,326)	(21,588,936)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(37,520)	(496,997)
Proceeds from disposal of equipment	37,967	—
Purchases of short-term investments	(29,941,931)	(60,714,747)
Maturities of short-term investments	48,000,000	82,000,000

Net cash provided by investing activities	18,058,516	20,788,256

Net cash flows from financing activities:
Payment of withholding taxes related to deferred stock	(17,931)	—

Net cash used in financing activities	(17,931)	—

Net decrease in cash and cash equivalents	(2,867,741)	(800,680)
Cash and cash equivalents at beginning of period	7,213,666	7,535,146

Cash and cash equivalents at end of period	$4,345,925	$6,734,466

Supplemental disclosure of cash flow information:
Unrealized losses on available for sale securities, net	$(12,753)	$(582,098)
Change in accrued expenses related to purchases of equipment	—	(179,663)

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain and pain-related products. In May 2008, the U.S. Food and Drug Administration (FDA) approved the Company’s first product, ENTEREG® (alvimopan). ENTEREG is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant complications for patients and results in increased expense to hospitals and healthcare providers. In June 2008, the Company launched ENTEREG in the United States in collaboration with Glaxo Group Limited (Glaxo).

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

3.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(8,277,050)	$(16,541,847)	$(17,876,589)	$(29,729,187)
Unrealized gains (losses) on available for sale securities, net	5,064	(168,714)	(12,753)	(582,098)

Comprehensive loss	$(8,271,986)	$(16,710,561)	$(17,889,342)	$(30,311,285)

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade, fixed income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at June 30, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at June 30, 2010	$57,947,364	$21,816	$—	$57,969,180

U.S. Government obligations at December 31, 2009	$75,957,741	$40,944	$(6,375)	$75,992,310

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

The following table provides the Company’s assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government obligations at June 30, 2010	$57,969,180	$57,969,180	$—	$—

U.S. Government obligations at December 31, 2009	$75,992,310	$75,992,310	$—	$—

5.	INVENTORY

As of June 30, 2010 and December 31, 2009, inventory consisted of the following:

	June 30, 2010	December 31, 2009
Work-in-process	$174,412	$527,036
Finished goods	961,825	479,773

Total inventory	$1,136,237	$1,006,809

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The above inventory was manufactured subsequent to the approval of ENTEREG by the FDA. Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to research and development when incurred. As a result, at June 30, 2010 and December 31, 2009, the Company has inventory related to alvimopan, including raw material, which carries a zero-cost and is not reflected on the consolidated balance sheets at June 30, 2010 and December 31, 2009.

6.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company granted options to purchase 207,400 shares of common stock to employees and non-employee directors. The employee stock options vest annually over a four-year period beginning from the date of grant and the non-employee director stock options vest in full on the first anniversary of the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The average exercise price of options granted during the six months ended June 30, 2010 was $1.63. The grant-date fair value of the options granted during the six months ended June 30, 2010 was $0.2 million and such amount will be recognized over the vesting period.

During the six months ended June 30, 2010, the Company granted 36,977 deferred stock awards to non-employee directors. These deferred stock awards vest in full on the first anniversary of the date of grant and will be expensed over the vesting period. The fair value of all deferred stock awards granted during the six months ended June 30, 2010 was $0.1 million. During the six months ended June 30, 2010, 66,601 deferred stock awards vested under the terms of employee and non-employee director grant agreements. In connection with the vesting of these restricted stock awards, 54,912 shares of the Company’s common stock were issued to employees and non-employee directors and 11,689 shares were surrendered to the Company in satisfaction of minimum tax withholding obligations. The surrendered shares were recorded as treasury stock on the Company’s consolidated balance sheet.

For the six months ended June 30, 2010, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $1.6 million.

7.	CONTRACT REVENUES

Contract revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization of deferred revenue	$3,291,668	$3,291,670	$6,583,338	$6,707,056
Cost reimbursement under collaboration agreements	1,395,354	2,441,799	3,481,540	4,273,890
Other	—	947,920	—	947,920

Total contract revenues	$4,687,022	$6,681,389	$10,064,878	$11,928,866

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related to the Glaxo collaboration agreement of $0.8 million was recognized in each of the three months ended June 30, 2010 and 2009 and $1.6 million was recognized in each of the six months ended June 30, 2010 and 2009.

During the first quarter of 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement, under which Glaxo paid the Company $8.4 million. The $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $0.3 million was recognized in each of the three months ended June 30, 2010 and 2009 and $0.6 million and $0.4 million was recognized in the six months ended June 30, 2010 and 2009, respectively. Under the terms of Amendment No. 4, the Company also received a $0.9 million payment from Glaxo in 2009 that it recognized as revenue during the three months ended June 30, 2009.

External expenses for research and development and certain marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $0.2 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, $0.2 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the first quarter of 2009, the performance period was extended by four months to December 2010 based on the status of the development programs. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million for each of the three months ended June 30, 2010 and 2009 and $4.4 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively.

External expenses for research and development and certain marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded collaboration cost reimbursement from Pfizer of $1.2 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and $3.0 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, $1.2 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

8.	SUBSEQUENT EVENT

On July 15, 2010, the Company announced a restructuring plan to reduce costs and realign its workforce and operations based on its current business objectives. The restructuring resulted in the reduction of 30 positions, or approximately 27% of the Company’s workforce, as well as other cost saving initiatives. Employees directly affected by the restructuring were provided with severance payments, continued benefits for a specified period of time and outplacement assistance. The Company expects to record a restructuring charge of approximately $2.0 million for the three months ended September 30, 2010, which consists primarily of employee severance and benefits-related costs.

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

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain and pain-related products. In May 2008, the U.S. Food and Drug Administration (FDA) approved our first product, ENTEREG® (alvimopan). ENTEREG is specifically indicated to accelerate the time to upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery causes significant complications for patients and results in increased expense to hospitals and healthcare providers. We also have a number of product candidates in various stages of clinical and preclinical development.

For the six months ended June 30, 2010, our total revenues and net loss were $21.6 million and $17.9 million, respectively. Net sales of ENTEREG for the three and six months ended June 30, 2010 were $6.3 million and $11.5 million, respectively. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

On July 15, 2010, we announced a restructuring plan to reduce costs and realign our workforce and operations based on our current business objectives. The restructuring resulted in the reduction of 30 positions, or approximately 27% of our workforce, as well as other cost saving initiatives. Employees directly affected by the restructuring were provided with severance payments, continued benefits for a specified period of time and outplacement assistance. We expect to record a restructuring charge of approximately $2.0 million for the three months ended September 30, 2010, which consists primarily of employee severance and benefits-related costs.

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

As required by our FDA approval letter for ENTEREG, we began a Phase 4 clinical trial in 2009 intended to evaluate the safety and efficacy of ENTEREG in patients undergoing radical cystectomy for bladder cancer.

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

During June 2010, we completed a Phase 2a clinical trial of ADL5859 and ADL5747 in patients with osteoarthritis (OA). The trial was a randomized, double-blind, placebo-controlled, multi-center trial designed to evaluate the safety, tolerability and clinical activity of ADL5859 and ADL5747 in patients with OA of the knee. The study enrolled over 400 patients. Top-line results of the study showed a high placebo response, with neither oxycodone CR nor ADL5859 nor ADL5747 demonstrating a statistically-significant improvement over placebo. Both ADL5859 and ADL5747 were well tolerated when given at 150 milligrams twice daily. Pfizer and we currently are further evaluating the results of the trial.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $62.3 million at June 30, 2010 and $83.2 million at December 31, 2009, representing 90% and 91% of our total assets, respectively. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $48.6 million at June 30, 2010 compared to $67.0 million at December 31, 2009. The decrease in cash, cash equivalents, short-term investments and working capital was primarily from the use of cash to fund our operations during the six months ended June 30, 2010.

The following is a summary of selected cash flow information for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Net loss	$(17,876,589)	$(29,729,187)
Adjustments for non-cash operating items	(4,904,687)	(1,038,617)

Net cash operating loss	(22,781,276)	(30,767,804)
Net change in assets and liabilities	1,872,950	9,178,868

Net cash used in operating activities	$(20,908,326)	$(21,588,936)

Net cash provided by investing activities	$18,058,516	$20,788,256

Net cash used in financing activities	$(17,931)	$—

Net Cash Used in Operating Activities

Net operating cash outflows of $20.9 million and $21.6 million for the six months ended June 30, 2010 and 2009, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses, offset by net sales of ENTEREG and payments received under the Glaxo and Pfizer collaboration agreements. For the six months ended June 30, 2010, we received net payments of $0.8 million under such collaboration agreements. In addition, we received $11.0 million of cash related to net shipments of ENTEREG during the six months ended June 30, 2010. For the six months ended June 30, 2009, we received $12.1 million under our collaboration agreements, of which $9.3 million was related to the acceleration of payments owed by Glaxo to us under the terms of Amendment No. 4 of the Glaxo collaboration agreement. In addition, we received $4.5 million of cash related to net shipments of ENTEREG during the six months ended June 30, 2009.

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

Net cash provided by investing activities was $18.1 million for the six months ended June 30, 2010 as compared to $20.8 million for the six months ended June 30, 2009. The decrease in cash provided by investing activities for the three months ended June 30, 2010 as compared to the prior year period is primarily attributable to a decrease of $3.2 million in the net maturities of available-for-sale securities.

We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consists of U.S. Treasury obligations.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities and amounts received under collaboration agreements. Our accumulated deficit at June 30, 2010 was $520.9 million and we expect to continue to incur substantial losses for at least the next several years.

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

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. During the remainder of 2010, we will be funding a number of clinical programs including, among others, our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy, the Phase 2a clinical trial of ADL5747 in PHN and Phase 1 clinical trials for ADL7445 and ADL5945 in OBD. We also expect to continue to conduct research, preclinical studies and process development activities on our preclinical product candidates, although as a result of our restructurings in 2009 and 2010, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time.

We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations through 2012 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We anticipate that we will need to obtain funding to support our operational needs in the future, and we cannot be certain that funding will be available on terms acceptable to us, or at all.

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Revenues

The following table sets forth revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product sales, net	$6,259,271	$2,382,549	$11,549,502	$3,814,732
Contract revenues	4,687,022	6,681,389	10,064,878	11,928,866

Total revenues, net	$10,946,293	$9,063,938	$21,614,380	$15,743,598

Product Sales, net

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. For a discussion of our revenue recognition policy, see Note 1, “ORGANIZATION AND BUSINESS ACTIVITIES – Product Sales Recognition,” in Part 1, Item 1 of this report.

Net sales of ENTEREG were $6.3 million and $2.4 million for the three months ended June 30, 2010 and 2009, respectively, and $11.5 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase in net product sales during the three and six months ended June 30, 2010 as compared to the prior year periods was driven primarily by an increase in the number of hospitals ordering ENTEREG and increased penetration within existing hospital customers. In addition, net product sales for the three and six months ended June 30, 2010 were recognized at the time of shipment as compared to net product sales for the three and six months ended June 30, 2009, which were recognized on a reorder basis under our previous revenue recognition policy. Net shipments of ENTEREG for the three and six months ended June 30, 2009 were $2.9 million and $4.9 million, respectively.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. Contract revenues were $4.7 million and $6.7 million in the three months ended June 30, 2010 and 2009, respectively, and $10.1 million and $11.9 million in the six months ended June 30, 2010 and 2009, respectively. Contract revenues decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 due primarily to lower Glaxo contract revenues as a result of reduced reimbursements under the collaboration agreement. In addition, we received a $0.9 million payment from Glaxo in the second quarter of 2009 under the terms of Amendment No. 4 which was recognized as revenue during the three months ended June 30, 2009. These decreases were partially offset by increased cost reimbursement under the Pfizer collaboration resulting from the delta clinical trial costs for OA and PHN during the three and six months ended June 30, 2010.

Operating Expenses

The following table sets forth operating expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of product sales	$677,283	$230,258	$1,267,235	$383,562
Research and development	9,595,492	11,972,191	20,113,632	24,294,814
Selling, general and administrative	9,002,026	9,505,266	18,229,255	17,382,940
Restructuring charge	—	4,206,521	—	4,206,521

Total operating expenses	$19,274,801	$25,914,236	$39,610,122	$46,267,837

Cost of Product Sales

Cost of product sales was $0.7 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and $1.3 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively, and consisted primarily of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. The increases seen in 2010 compared to the same periods in 2009 were due to increased sales of ENTEREG. Cost of product sales as a percentage of net product sales were consistent during the three and six months ended June 30, 2010 compared to the same periods in 2009.

Costs associated with the manufacture of alvimopan prior to FDA approval of ENTEREG in May 2008 were expensed to research and development. As a result, at June 30, 2010, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the June 30, 2010 consolidated balance sheet. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

Research and Development Expenses

Our research and development expenses can be identified as external or internal expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and corresponding overhead expenses.

Research and development expenses were $9.6 million and $12.0 million for the three months ended June 30, 2010 and 2009, respectively, and $20.1 million and $24.3 million for the six months ended June 30, 2010 and 2009, respectively, and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
External research and development expenses:
ENTEREG	$579,122	$1,307,814	$1,145,124	$2,428,153
Delta agonist program	2,302,198	1,811,873	5,281,492	2,677,805
OBD program	1,962,080	1,454,980	4,128,003	2,957,149
Other programs	665,352	1,542,932	1,140,705	3,066,006

Total external research and development expenses	5,508,752	6,117,599	11,695,324	11,129,113
Total internal research and development expenses	4,086,740	5,854,592	8,418,308	13,165,701

Total research and development expenses	$9,595,492	$11,972,191	$20,113,632	$24,294,814

We report all expenses gross within our statements of operations and, as such, the above table and the research and development line item on our statements of operations do not reflect any cost reimbursements from our collaboration partners. Total research and development expenses decreased for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 primarily due to a reduction in expenses associated with our June 2009 restructuring and lower expenses in other programs. These decreases were partially offset by higher costs of clinical studies incurred during the three and six months ended June 30, 2010 in our delta agonist program and our OBD program due to increased clinical activity.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $9.0 million and $9.5 million for the three months ended June 30, 2010 and 2009, respectively. The decrease in the three months ended June 30, 2010 compared to the same period in 2009 was primarily driven by lower general and administrative expenses as a result of our June 2009 restructuring and lower marketing expenses, offset partially by higher ENTEREG profit-sharing expenses under the collaboration agreement with Glaxo. For the six months ended June 30, 2010 and 2009, our selling, general and administrative expenses were $18.2 million and $17.4 million, respectively. The increase in the six months ended June 30, 2010 compared to the same period in 2009 was primarily driven by higher ENTEREG profit-sharing expenses under the collaboration agreement with Glaxo and higher marketing expenses, offset partially by lower general and administrative expenses period-over-period as a result of the restructuring.

Restructuring Charge

There was no restructuring charge for the three or six months ended June 30, 2010. For the three and six months ended June 30, 2009, we recorded a $4.2 million restructuring charge, consisting of $2.2 million of employee severance and benefit related costs and a $2.0 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities which were eliminated pursuant to our restructuring.

Interest Income

The following table sets forth interest income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$51,458	$308,451	$119,153	$795,052

Our interest income was $0.1 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.1 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively. The decrease period-over-period was due to lower prevailing interest rates and lower investment balances resulting primarily from the use of cash in operating activities.

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

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The fair value of our investment portfolio at June 30, 2010 totaled $58.0 million, and the weighted-average yield-to-maturity was approximately 0.3% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have generated operating losses in each year since we began operations in November 1994, and as of June 30, 2010, our accumulated deficit was $520.9 million and our cash, cash equivalents and short-term investments were $62.3 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. Notwithstanding our restructurings in June 2009 and July 2010, we expect to continue to generate substantial losses and utilize substantial amounts of cash, cash equivalents and short-term investments for the foreseeable future, driven primarily by expenditures related to research and development and sales and marketing activities. We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations through 2012 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We cannot be sure that we will ever achieve significant product revenue from ENTEREG or any of our other product candidates sufficient for us to generate positive cash flows from operations. Sales of ENTEREG will need to increase significantly beyond current levels before we will be able to achieve profitability and/or positive cash flows from operations. Even if we are able to achieve profitability, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of continuing investment. We anticipate that we will need to obtain funding to support our operational needs in the future, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public or private financing, issuances of equity or debt, sale or partnering of one or more of our development programs or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity could further dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we may be less likely to develop products successfully.

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

Notwithstanding success in registering hospitals in the E.A.S.E. Program and having those registered hospitals include ENTEREG on their formulary, there can be no assurance that such hospitals will order ENTEREG in meaningful amounts, if at all.

Our delta opioid receptor agonist program may not lead to successful drug candidates or commercially successful products.

To date, no selective delta opioid receptor agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We are developing two delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. These product candidates are in early stage clinical development. To date, we have studied ADL5859 in four Phase 2a clinical studies and ADL5747 in one Phase 2a clinical study and, in each case, the compounds have not achieved a statistically significant difference in efficacy versus placebo. Notwithstanding these results, we currently are conducting an additional Phase 2a study of ADL5747 in patients suffering from post-herpetic neuralgia. Ultimately, drug development is a highly uncertain process; our delta agonist product candidates may not be safe or effective and we may not be successful in our delta agonist development program. Development of delta agonists may not lead to commercially successful products.

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

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2007 through June 30, 2010, the price of our common stock reached a low of $1.04 per share on June 28, 2010 and a high of $9.45 per share on March 13, 2007.

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

We also have a development and commercialization agreement with Pfizer for ADL5859 and ADL5747, our proprietary delta opioid receptor agonist compounds, for the treatment of pain. Under the Pfizer agreement, we are responsible for IND filings and Phase 1 and Phase 2a clinical studies and Pfizer is responsible for subsequent worldwide development, securing regulatory approvals and commercialization of the products. In this program, we recently reported that neither ADL5859 nor ADL5747 achieved a statistically significant improvement versus placebo in a Phase 2a trial in patients with osteoarthritis. Depending on the results of the ongoing study of ADL5747 in PHN, Pfizer could decide to terminate the development and commercialization agreement.

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

We depend on Piramal Healthcare (Canada) Limited (formerly Torcan Chemical Ltd.) and Central Glass Germany GmbH (formerly Girindus AG) as the approved suppliers under our NDA of the active pharmaceutical ingredient in ENTEREG. We also depend on Pharmaceutics International, Inc. and Pharmaceutical Manufacturers Research Services Inc. as the approved manufacturers under our NDA of ENTEREG finished capsules. These suppliers have been inspected by the FDA but are subject to periodic re-inspection. In the event that these vendors cannot supply material for any reason, FDA approval is required to change or add new suppliers and manufacturers and obtaining such approval could result in delays that disrupt the supply of the product. While we seek to maintain inventories of the active pharmaceutical ingredient and finished products to protect against supply disruptions, if they were to occur they could materially and adversely affect the commercial success of ENTEREG.

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

Despite our limited resources, we intend to explore opportunities to expand our product portfolio by acquiring or in-licensing product candidates. Although we conduct extensive evaluations of product candidate opportunities as part of our due diligence efforts, there can be no assurance that our product candidate development efforts related thereto will be successful or that we will not become aware of issues or complications that will cause us to alter, delay or terminate our product candidate development efforts.

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

Over the past several years, numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as: allegedly providing free trips, free goods, sham consulting fees and grants and other monetary benefits to prescribers; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in off-label promotion that caused claims to be submitted to Medicaid for non-covered, off-label uses; and submitting inflated best price information to the Medicaid Rebate Program to reduce liability for Medicaid rebates. Most states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines and imprisonment.

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

We are a small company, and our success depends on our continued ability to attract, retain and motivate highly-qualified management and scientific personnel. We may not be successful in attracting or retaining qualified individuals. Our success also depends on our ability to develop and maintain important relationships with leading academic institutions and scientists. Competition for personnel and academic collaborations is intense. In particular, our product development programs depend on our ability to attract and retain highly-skilled chemists, biologists and clinical development personnel. If we lose the services of any of these personnel, it could impede significantly the achievement of our research and development objectives. In addition, we will need to hire additional personnel and develop additional academic collaborations if we determine to expand our research and development activities. We do not know if we will be able to attract, retain or motivate personnel or maintain relationships. We do not maintain key man life insurance on any of our employees.

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

Certain provisions of both our charter documents and Delaware law, our adoption of a stockholder rights plan and certain limitations within our collaboration agreements may make an acquisition of us, which may be beneficial to our stockholders, more difficult.

Provisions of our amended and restated certificate of incorporation and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

Authorized shares of our common stock and preferred stock are available for future issuance without stockholder approval. The existence of unissued common stock and preferred stock may enable our Board of Directors to issue shares to persons friendly to current management or to issue preferred stock with terms that could render more difficult or discourage a third-party attempt to obtain control of us by means of a merger, tender offer, proxy contest or otherwise, which would protect the continuity of our management. In addition, we adopted a stockholder rights plan, the effect of which may be to make an acquisition of us more difficult.

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

ADOLOR CORPORATION

Date: July 29, 2010	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)