Form 10-Q
period 2010-09-30
ADOLOR CORP
filed 2010-10-28
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of October 15, 2010
Common Stock, par value $0.0001 per share	46,388,647 shares

ADOLOR CORPORATION AND SUBSIDIARY

FORM 10-Q

September 30, 2010

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

iii

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6,611,796	$7,213,666
Short-term investments	46,979,700	75,992,310
Accounts receivable	3,004,602	3,816,205
Inventory	1,040,964	1,006,809
Prepaid expenses and other current assets	944,631	2,462,668

Total current assets	58,581,693	90,491,658
Equipment and leasehold improvements, net	558,714	860,776
Other assets	107,000	107,000

Total assets	$59,247,407	$91,459,434

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$580,495	$1,742,362
Accrued expenses	9,135,691	8,421,570
Deferred revenue and rent – current	6,818,856	13,338,404

Total current liabilities	16,535,042	23,502,336
Deferred revenue and rent – non-current	20,418,970	23,903,425

Total liabilities	36,954,012	47,405,761

Commitments and contingencies

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,400,336 and 46,333,735 shares issued; 46,388,647 and 46,333,735 outstanding at September 30, 2010 and December 31, 2009, respectively	4,639	4,633
Additional paid-in capital	549,210,531	546,995,528
Treasury stock, at cost, 11,689 shares at September 30, 2010	(17,931)	—
Unrealized gains on available for sale securities	15,653	34,569
Accumulated deficit	(526,919,497)	(502,981,057)

Total stockholders’ equity	22,293,395	44,053,673

Total liabilities and stockholders’ equity	$59,247,407	$91,459,434

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product sales, net	$6,528,496	$3,343,947	$18,077,998	$7,158,679
Contract revenues	4,145,113	5,318,994	14,209,991	17,247,860

Total revenues, net	10,673,609	8,662,941	32,287,989	24,406,539

Operating expenses incurred:
Cost of product sales	730,337	320,711	1,997,572	704,273
Research and development	6,425,667	11,105,662	26,539,299	35,400,476
Selling, general and administrative	7,750,777	8,673,482	25,980,032	26,056,422
Restructuring charge	1,918,701	(148,000)	1,918,701	4,058,521

Total operating expenses	16,825,482	19,951,855	56,435,604	66,219,692

Loss from operations	(6,151,873)	(11,288,914)	(24,147,615)	(41,813,153)
Interest income	38,505	159,842	157,658	954,894
Other income	51,517	—	51,517	—

Net loss	$(6,061,851)	$(11,129,072)	$(23,938,440)	$(40,858,259)

Basic and diluted net loss per share	$(0.13)	$(0.24)	$(0.52)	$(0.88)

Shares used in computing basic and diluted net loss per share	46,351,148	46,296,235	46,332,662	46,296,235

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common stock			Treasury stock		Unrealized gains	Accumulated deficit	Total stockholders’ equity
	Number of shares	Amount	Additional paid-in capital	Number of shares	Amount	on available for sale securities
Balance, January 1, 2010	46,333,735	$4,633	$546,995,528	—	$—	$34,569	$(502,981,057)	$44,053,673
Vesting of deferred stock	54,912	6	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	2,215,009	—	—	—	—	2,215,009
Treasury stock acquired	—	—	—	11,689	(17,931)	—	—	(17,931)
Unrealized losses on available for sale securities, net	—	—	—	—	—	(18,916)	—	(18,916)
Net loss	—	—	—	—	—	—	(23,938,440)	(23,938,440)

Balance, September 30, 2010	46,388,647	$4,639	$549,210,531	11,689	$(17,931)	$15,653	$(526,919,497)	$22,293,395

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Net cash flows from operating activities:
Net loss	$(23,938,440)	$(40,858,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,219,460	3,070,410
Amortization of premiums and discounts on short-term investments	(79,493)	796,156
Amortization of deferred revenue and rent	(10,003,803)	(10,127,519)
Depreciation and amortization expense	276,125	1,039,135
Non-cash restructuring charge	—	1,876,479
Acquired in-process research and development	—	2,000,000
Changes in assets and liabilities:
Accounts receivable	811,603	1,742,300
Inventory	(38,806)	(1,031,153)
Prepaid expenses and other current assets	1,518,037	307,878
Other assets	—	(1,588)
Accounts payable	(1,161,867)	(1,343,080)
Accrued expenses	714,121	(859,225)
Customer deposits	—	915,157
Deferred revenue	—	8,425,000

Net cash used in operating activities	(29,683,063)	(34,048,309)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(37,521)	(500,333)
Proceeds from disposal of equipment	63,458	458,700
Purchase of in-process research and development	—	(2,000,000)
Purchases of short-term investments	(38,926,813)	(79,656,866)
Maturities of short-term investments	68,000,000	112,000,000

Net cash provided by investing activities	29,099,124	30,301,501

Net cash flows from financing activities:
Payment of withholding taxes related to deferred stock	(17,931)	—

Net cash used in financing activities	(17,931)	—

Net decrease in cash and cash equivalents	(601,870)	(3,746,808)
Cash and cash equivalents at beginning of period	7,213,666	7,535,146

Cash and cash equivalents at end of period	$6,611,796	$3,788,338

Supplemental disclosure of cash flow information:
Unrealized losses on available for sale securities, net	$(18,916)	$(585,913)
Change in accrued expenses related to purchases of equipment	—	(179,663)
Deposit received for sale of equipment	—	423,879

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2010

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

The Company also has a number of product candidates in various stages of clinical and preclinical development. The Company is conducting a Phase 2 clinical trial of ADL5945 to treat opioid-induced constipation (OIC), a condition that often results from chronic use of opioid analgesics to treat persistent pain conditions. In addition, the Company is continuing development efforts on ADL7445, a second opioid antagonist compound. The Company also is collaborating with Pfizer Inc. (Pfizer) in the development of two delta opioid receptor agonist compounds, ADL5859 and ADL5747 (Pfizer compounds PF-04856880 and PF-04856881, respectively), for the treatment of pain. The Company has several earlier-stage product candidates under development for the management of pain and other central nervous system conditions.

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

Product Sales Recognition

Hospital orders for ENTEREG are processed through wholesalers; however, ENTEREG is drop-shipped by Glaxo directly to an ordering hospital registered under the ENTEREG Access Support and Education (E.A.S.E.®) Program. Wholesalers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to the Company. The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

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

3.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(6,061,851)	$(11,129,072)	$(23,938,440)	$(40,858,259)
Unrealized losses on available for sale securities, net	(6,163)	(3,815)	(18,916)	(585,913)

Comprehensive loss	$(6,068,014)	$(11,132,887)	$(23,957,356)	$(41,444,172)

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment grade, fixed income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at September 30, 2010 and December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at September 30, 2010	$46,964,047	$17,498	$(1,845)	$46,979,700

U.S. Government obligations at December 31, 2009	$75,957,741	$40,944	$(6,375)	$75,992,310

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

The following table provides the Company’s assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government obligations at September 30, 2010	$46,979,700	$46,979,700	$—	$—

U.S. Government obligations at December 31, 2009	$75,992,310	$75,992,310	$—	$—

5.	INVENTORY

As of September 30, 2010 and December 31, 2009, inventory consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$67,648	$—
Work-in-process	156,931	527,036
Finished goods	816,385	479,773

Total inventory	$1,040,964	$1,006,809

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The above inventory was manufactured subsequent to the approval of ENTEREG by the FDA. Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to research and development when incurred. As a result, at September 30, 2010 and December 31, 2009, the Company has inventory related to alvimopan, including raw material, which carries a zero-cost and is not reflected on the consolidated balance sheets at September 30, 2010 and December 31, 2009.

6.	STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2010, the Company granted options to purchase 207,400 shares of common stock to employees and non-employee directors. The employee stock options vest annually over a four-year period beginning from the date of grant and the non-employee director stock options vest in full on the first anniversary of the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The average exercise price of options granted during the nine months ended September 30, 2010 was $1.63. The grant-date fair value of the options granted during the nine months ended September 30, 2010 was $0.2 million and such amount will be recognized over the vesting period.

During the nine months ended September 30, 2010, the Company granted 1,434,827 deferred stock awards to employees and non-employee directors. Of these awards, 277,500 shares were granted to the Company’s officers and vest upon the achievement of certain product sales and development targets within a specified period of time. The Company will begin recognizing compensation expense for these performance shares if and when it is probable the performance condition will be achieved. The remaining awards consisted of 1,120,350 employee deferred stock awards that vest in full in September 2012 and 36,977 non-employee director deferred stock awards that vest in full in May 2011. These deferred stock awards will be expensed over the applicable vesting period. The fair value of all deferred stock awards granted during the nine months ended September 30, 2010 was $1.6 million. During the nine months ended September 30, 2010, 66,601 deferred stock awards vested under the terms of employee and non-employee director grant agreements. In connection with the vesting of these restricted stock awards, 54,912 shares of the Company’s common stock were issued to employees and non-employee directors and 11,689 shares were surrendered to the Company in satisfaction of minimum tax withholding obligations. The surrendered shares were recorded as treasury stock on the Company’s consolidated balance sheet.

For the nine months ended September 30, 2010, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $2.2 million.

7.	CONTRACT REVENUES

Contract revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization of deferred revenue	$3,291,670	$3,291,669	$9,875,008	$9,998,725
Cost reimbursement under collaboration agreements	853,443	2,027,325	4,334,983	6,301,215
Other	—	—	—	947,920

Total contract revenues	$4,145,113	$5,318,994	$14,209,991	$17,247,860

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related to the Glaxo collaboration agreement of $0.8 million was recognized in each of the three months ended September 30, 2010 and 2009 and $2.5 million was recognized in each of the nine months ended September 30, 2010 and 2009.

During the first quarter of 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement, under which Glaxo paid the Company $8.4 million. The $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $0.3 million was recognized in each of the three months ended September 30, 2010 and 2009 and $0.9 million and $0.7 million was recognized in the nine months ended September 30, 2010 and 2009, respectively. Under the terms of Amendment No. 4, the Company also received a $0.9 million payment from Glaxo in 2009 that it recognized as revenue during the nine months ended September 30, 2009.

External expenses for research and development and certain marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the statements of operations as contract revenues. The Company recorded collaboration agreement cost reimbursements from Glaxo of $0.7 million and $0.8 million for the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $3.5 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, $0.7 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement. During the first quarter of 2009, the performance period was extended by four months to December 2010 based on the status of the development programs. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million for each of the three months ended September 30, 2010 and 2009 and $6.5 million and $6.8 million for the nine months ended September 30, 2010 and 2009, respectively.

External expenses for research and development and certain marketing activities incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Pfizer are recorded gross on the statements of operations as contract revenues. The Company recorded collaboration cost reimbursement from Pfizer of $0.1 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $3.1 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, $0.1 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

8.	RESTRUCTURING

On July 15, 2010, the Company announced a restructuring plan to reduce costs and realign its workforce and operations based on its current business objectives. The restructuring resulted in the reduction of 30 positions, or approximately 27% of the Company’s workforce, as well as other cost saving initiatives. Terminated employees were provided with severance payments, continued benefits for a specified period of time and outplacement assistance. The Company recorded a restructuring charge of $1.9 million for the three and nine months ended September 30, 2010, which consisted of employee severance and benefits-related costs. The Company has completed all restructuring activities and recognized all anticipated restructuring charges as of September 30, 2010 in connection with this restructuring plan. The following table summarizes activity related to the Company’s restructuring:

Employee Termination Costs
Balance at January 1, 2010	$—
Restructuring charge	1,918,701
Cash payments	(1,733,854)

Balance at September 30, 2010	$184,847

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the nine months ended September 30, 2010, our total revenues and net loss were $32.3 million and $23.9 million, respectively. Net sales of ENTEREG for the three and nine months ended September 30, 2010 were $6.5 million and $18.1 million, respectively. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

On July 15, 2010, we announced a restructuring plan to reduce costs and realign our workforce and operations based on our current business objectives. We recorded a restructuring charge of $1.9 million for the three months ended September 30, 2010, which consisted of employee severance and benefits-related costs.

ENTEREG

Together with our partner, Glaxo Group Limited (Glaxo), we launched ENTEREG in the United States in mid-2008. ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. In certain hospitals, we co-promote ENTEREG with a field force that numbers approximately 25 persons. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.®) Program.

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

Opioid-induced Constipation Program

Opioid receptors in the GI tract, or peripheral opioid receptors, regulate functions such as motility, water secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other opioid analgesics, can slow gut motility and disrupt the normal GI function that allows for the passage, absorption and excretion of ingested solid materials resulting in a number of symptoms, including severe constipation. In patients who take opioid analgesics to treat chronic and persistent pain, this condition is known as opioid-induced constipation (OIC).

We are developing two molecules, ADL5945 and ADL7445, to treat OIC. These compounds are small molecule, mu opioid receptor antagonists intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia. We licensed ADL5945 from Eli Lilly and Company (Lilly) in September 2009 and initiated clinical testing of this compound in February 2010. During the third quarter of 2010, we completed Phase 1 testing of both ADL5945 and ADL7445. The studies involved a single-ascending dose study in healthy volunteers followed by a multiple-ascending dose study in OIC patients with chronic non-cancer pain. Both compounds were well-tolerated in the studies and, in the patients with OIC, produced increases in weekly average spontaneous bowel movements compared to placebo.

In October 2010, we initiated a Phase 2 study of ADL5945 in patients suffering from OIC. The Phase 2 trial will evaluate two doses of ADL5945 (0.10mg and 0.25mg given twice daily) versus placebo in patients with OIC over a four week period. Approximately 120 patients will be enrolled. The primary endpoint of the study will be change from baseline in the weekly average of spontaneous bowel movements during treatment. Limited development efforts also continue on ADL7445.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $53.6 million at September 30, 2010 and $83.2 million at December 31, 2009, representing 90% and 91% of our total assets, respectively. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $42.0 million at September 30, 2010 compared to $67.0 million at December 31, 2009. The decrease in cash, cash equivalents, short-term investments and working capital was primarily from the use of cash to fund our operations during the nine months ended September 30, 2010.

The following is a summary of selected cash flow information for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Net loss	$(23,938,440)	$(40,858,259)
Adjustments for non-cash operating items	(7,587,711)	(1,345,339)

	(31,526,151)	(42,203,598)
Net change in assets and liabilities	1,843,088	8,155,289

Net cash used in operating activities	$(29,683,063)	$(34,048,309)

Net cash provided by investing activities	$29,099,124	$30,301,501

Net cash used in financing activities	$(17,931)	$—

Net Cash Used in Operating Activities

Net operating cash outflows of $29.7 million and $34.0 million for the nine months ended September 30, 2010 and 2009, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses. For the nine months ended September 30,

2009, we also received $9.3 million related to the acceleration of payments owed by Glaxo to us under the terms of Amendment No. 4 of the Glaxo collaboration agreement.

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

Net cash provided by investing activities was $29.1 million for the nine months ended September 30, 2010 as compared to $30.3 million for the nine months ended September 30, 2009. The decrease in cash provided by investing activities for the nine months ended September 30, 2010 as compared to the prior year period is primarily attributable to a decrease of $3.3 million in the net maturities of available-for-sale securities, offset partially by $2.0 million of payments made during the nine months ended September 30, 2009 related to the purchase of in-process research and development.

We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consists of U.S. Treasury obligations.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities and amounts received under collaboration agreements. Our accumulated deficit at September 30, 2010 was $526.9 million and we expect to continue to incur substantial losses for at least the next several years.

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

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. During the remainder of 2010, we will be funding a number of clinical programs including, among others, our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy, the Phase 2 study of ADL5945 in OIC and the completion of the Phase 2a clinical trial of ADL5747 in PHN. We also expect to continue to conduct research, preclinical studies and process development activities on our other product candidates, although as a result of our restructurings in 2009 and 2010, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time.

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

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Revenues

The following table sets forth revenues for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product sales, net	$6,528,496	$3,343,947	$18,077,998	$7,158,679
Contract revenues	4,145,113	5,318,994	14,209,991	17,247,860

Total revenues, net	$10,673,609	$8,662,941	$32,287,989	$24,406,539

Product Sales, net

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. For a discussion of our revenue recognition policy, see Note 1, “ORGANIZATION AND BUSINESS ACTIVITIES – Product Sales Recognition,” in Part 1, Item 1 of this report.

Net sales of ENTEREG were $6.5 million and $3.3 million for the three months ended September 30, 2010 and 2009, respectively, and $18.1 million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in net product sales during the three and nine months ended September 30, 2010 as compared to the prior year periods was driven primarily by an increase in the number of hospitals ordering ENTEREG and increased penetration within existing hospital customers. In addition, net product sales for the three and nine months ended September 30, 2010 were recognized at the time of shipment as compared to net product sales for the three and nine months ended September 30, 2009, which were recognized on a reorder basis under our previous revenue recognition policy. Net shipments of ENTEREG for the three and nine months ended September 30, 2009 were $4.0 million and $8.9 million, respectively.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. Contract revenues were $4.1 million and $5.3 million in the three months ended September 30, 2010 and 2009, respectively, and $14.2 million and $17.2 million in the nine months ended September 30, 2010 and 2009, respectively. Contract revenues decreased for the three months ended September 30, 2010 compared to the same period in 2009 due primarily to decreased cost reimbursement under the Pfizer collaboration resulting from lower levels of clinical activity for ADL5859 and ADL5747 during the third quarter of 2010. Contract revenues decreased for the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to lower Glaxo contract revenues as a result of reduced reimbursements under the collaboration agreement. In addition, we received a $0.9 million payment from Glaxo in the second quarter of 2009 under the terms of Amendment No. 4, which was recognized as revenue during the nine months ended September 30, 2009.

Operating Expenses

The following table sets forth operating expenses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of product sales	$730,337	$320,711	$1,997,572	$704,273
Research and development	6,425,667	11,105,662	26,539,299	35,400,476
Selling, general and administrative	7,750,777	8,673,482	25,980,032	26,056,422
Restructuring charge	1,918,701	(148,000)	1,918,701	4,058,521

Total operating expenses	$16,825,482	$19,951,855	$56,435,604	$66,219,692

Cost of Product Sales

Cost of product sales was $0.7 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $2.0 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively, and consisted of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. The increases seen in 2010 compared to the same periods in 2009 were due to increased sales of ENTEREG. Cost of product sales as a percentage of net product sales were consistent during the three and nine months ended September 30, 2010 compared to the same periods in 2009.

Costs associated with the manufacture of alvimopan prior to FDA approval of ENTEREG in May 2008 were expensed to research and development. As a result, at September 30, 2010, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the September 30, 2010 consolidated balance sheet. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

Research and Development Expenses

Our research and development expenses can be identified as external or internal expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and corresponding overhead expenses.

Research and development expenses were $6.4 million and $11.1 million for the three months ended September 30, 2010 and 2009, respectively, and $26.5 million and $35.4 million for the nine months ended September 30, 2010 and 2009, respectively, and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
External research and development expenses:
ENTEREG	$1,723,999	$982,420	$2,869,123	$3,410,573
Delta agonist program	265,864	2,085,950	5,547,356	4,763,755
OIC program	1,605,774	3,117,978	5,733,777	6,075,127
Other programs	744,479	1,109,211	1,885,184	4,175,217

Total external research and development expenses	4,340,116	7,295,559	16,035,440	18,424,672
Total internal research and development expenses	2,085,551	3,810,103	10,503,859	16,975,804

Total research and development expenses	$6,425,667	$11,105,662	$26,539,299	$35,400,476

We report all expenses gross within our statements of operations and, as such, the above table and the research and development line item on our statements of operations do not reflect any cost reimbursements from our collaboration partners.

Total research and development expenses decreased for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 primarily due to lower expenses in our delta program resulting from lower levels of clinical activity for ADL5859 and ADL5747 during the third quarter of 2010 as well as reductions in expenses associated with our restructurings in June 2009 and July 2010. In addition, OIC program costs were lower period-over-period because of the $2.0 million of expense incurred during the third quarter of 2009 related to our purchase of the rights to ADL5945 from Lilly. These decreases were partially offset by higher costs for our ENTEREG Phase 4 cystectomy study during the three months ended September 30, 2010. Total research and development expenses decreased for the nine months ended September 30, 2010 as compared to the same period in 2009 primarily due to reductions in expenses associated with our restructurings in June 2009 and July 2010 and lower expenses in other programs.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $7.8 million and $8.7 million for the three months ended September 30, 2010 and 2009, respectively, and $26.0 million and $26.1 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in the three and nine months ended September 30, 2010 compared to the same periods in 2009 was primarily driven by lower general and administrative expenses as a result of our June 2009 and July 2010 restructurings and lower marketing expenses, offset partially by higher ENTEREG profit-sharing expenses under the collaboration agreement with Glaxo.

Restructuring Charge

As a result of our July 2010 restructuring, we recorded a restructuring charge of $1.9 million for the three and nine months ended September 30, 2010, which consisted of employee severance and benefits-related costs. As a result of our June 2009 restructuring, we recorded a charge of $4.1 million for the nine months ended September 30, 2009. The reduction in expense of $0.1 million for the three months ended September 30, 2009 resulted from an increase in the estimated salvage value of certain impaired assets affected by the restructuring. The charge for the nine months ended September 30, 2009 consisted of $2.2 million of employee severance- and benefit-related costs and a $1.9 million non-cash impairment charge primarily related to leasehold improvements and laboratory equipment used for activities that were eliminated pursuant to our restructuring.

Interest and Other Income

The following table sets forth interest and other income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$38,505	$159,842	$157,658	$954,894
Other income	51,517	—	51,517	—

Interest Income

Our interest income was approximately $39,000 and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $0.2 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease period-over-period was primarily due to lower prevailing interest rates and lower investment balances resulting primarily from the use of cash in operating activities.

Other Income

Other income was $0.1 million for the three and nine months ended September 30, 2010 and consisted of sublease income related to laboratory space at our corporate office. There was no other income for the three or nine months ended September 30, 2009.

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

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The fair value of our investment portfolio at September 30, 2010 totaled $47.0 million, and the weighted-average yield-to-maturity was approximately 0.3% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have generated operating losses in each year since we began operations in November 1994, and as of September 30, 2010, our accumulated deficit was $526.9 million and our cash, cash equivalents and short-term investments were $53.6 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. Notwithstanding our restructurings in June 2009 and July 2010, we expect to continue to generate substantial losses and utilize substantial amounts of cash, cash equivalents and short-term investments for the foreseeable future, driven primarily by expenditures related to research and development and sales and marketing activities. We believe that our existing cash, cash equivalents and short-term investments are adequate to fund our operations through 2012 based upon the level of research and development and marketing and administrative activities we believe will be necessary to achieve our strategic objectives. We cannot be sure that we will ever achieve significant product revenue from ENTEREG or any of our other product candidates sufficient for us to generate positive cash flows from operations. Sales of ENTEREG will need to increase significantly beyond current levels before we will be able to achieve profitability and/or positive cash flows from operations. Even if we are able to achieve profitability, we may be unable to maintain profitability on a continuing basis or at a level sufficient to support our current or projected levels of continuing investment. We anticipate that we will need to obtain funding to support our operational needs in the future, and we cannot be certain that such funding will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Any capital raising necessary to continue our operations may be through one or a combination of approaches, which could include public or private financing, issuances of equity or debt, sale or partnering of one or more of our development programs or other strategic initiatives. Any public or private financings involving issuances of common stock or other classes of our equity could further dilute existing stockholders’ percentage ownership. If we are unable to obtain funding to support operations, we will be forced to curtail our operations and we may be less likely to develop products successfully.

Restrictions on ENTEREG may have the effect of limiting the commercial prospects for the product.

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients taking opioids for chronic non-cancer pain and experiencing OIC. Results from Study 014 showed numerically more myocardial infarctions and other serious adverse events reported by patients treated long-term with alvimopan in this study compared to placebo. As a result, ENTEREG was approved in its labeled indication by the FDA subject to a Risk Evaluation and Mitigation Strategy (REMS). The FDA has determined that a REMS is necessary to ensure that the benefits of ENTEREG outweigh the risks. The REMS is subject to modification by the FDA at anytime and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult to market and sell ENTEREG.

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

Our OIC program and delta opioid receptor agonist program may not lead to successful drug candidates or commercially successful products.

Our future success is highly dependent on the results of our clinical development efforts, particularly with respect to our OIC program where we are testing ADL5945 in a Phase 2 study. While earlier studies of this compound supported initiation of the Phase 2 study, there is no assurance that the Phase 2 study will yield positive results. Even if the results are positive, it is unlikely that we will have sufficient available resources to fund a Phase 3 clinical program in OIC without either securing a partner for this program or raising proceeds in an equity or debt sale. We cannot be certain that such a partnership or capital raising transaction would be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. If we are able to successfully develop ADL5945, we still face significant commercial hurdles. There are a number of other products in various stages of clinical development for OIC that could have a material adverse impact on our ability to successfully market and sell ADL5945.

In addition to our OIC program, we are developing two delta agonists, ADL5859 and ADL5747, in collaboration with Pfizer. To date, no selective delta opioid receptor agonist compounds have been successfully developed and approved by the FDA or any other regulatory authority. We have completed four Phase 2a clinical studies of ADL5859 and one Phase 2a clinical study of ADL5747 and, in each case, the compounds have not achieved a statistically significant difference in efficacy versus placebo. Notwithstanding these results, we currently are conducting an additional Phase 2a study of ADL5747 in patients suffering from post-herpetic neuralgia.

Ultimately, drug development is a highly uncertain process; our OIC and delta agonist product candidates may not be safe or effective and we may not be successful in our clinical development programs. Development of ADL5945 and delta agonists may not lead to commercially successful products.

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

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2007 through September 30, 2010, the price of our common stock reached a low of $1.00 per share on July 7, 2010 and a high of $9.45 per share on March 13, 2007.

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

As such, we cannot be sure that our corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. For example, we are highly dependent on the efforts and expertise of Glaxo in the distribution, marketing and selling of ENTEREG. Presently, ENTEREG is detailed primarily by Glaxo’s national hospital-based sales organization. We are co-promoting ENTEREG in certain hospitals with a sales force that numbers approximately 25 persons. The ultimate commercial success of ENTEREG will depend, to a large degree, on the success of the efforts of Glaxo.

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

In the future, we may seek to enter into other collaborative arrangements for the development, marketing, sale and/or distribution of certain of our product candidates, including in our OIC program, which may require us to share profits or revenues. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements also may require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Moreover, we may not derive any revenues or profits from these arrangements.

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

We are aware of other products in various stages of clinical development for the acceleration of GI recovery following bowel resection surgery, OIC and other manifestations of opioid bowel dysfunction. For example, we are aware of molecules in development by Progenics Pharmaceuticals, Inc., Tranzyme Pharma, Helsinn Therapeutics, AstraZeneca in collaboration with Nektar Therapeutics, Theravance Inc. and Alkermes, Inc. that could compete with our existing product or our product candidates. In addition, there are products already on the market for use in treating other GI conditions that also are being developed for use in OIC. There are additional competitive products being developed that could have a material adverse effect on our ability to successfully market and sell our product and product candidates.

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

Reductions in the number of bowel resection surgeries or in the use of opioid analgesics would reduce the potential market for ENTEREG and any products developed to treat OIC.

ENTEREG is indicated for the acceleration of gastrointestinal recovery following partial small or large bowel resection surgery with primary anastomosis. If medical advances or surgical techniques are developed that reduce the need for these surgeries, the potential market for ENTEREG would be similarly reduced. Moreover, if the use of drugs or techniques that reduce the requirement for mu opioid analgesics becomes more widespread, the market for ENTEREG and our OIC product candidates would decrease. Various techniques to reduce the use of opioids are being utilized in an attempt to reduce the impact of opioid side effects. The use of local anesthetics in epidural catheters during and after surgery with the continuation of the epidural into the postoperative period can reduce or eliminate the use of opioids. Non-steroidal anti-inflammatory agents also may reduce total opioid requirements. Continuous infusion of local anesthetic into a wound or near major nerves can reduce the use of opioids in limited types of procedures and pain states. Novel analgesics that act at receptors other than mu opioid receptors also are under development. Many companies have developed and are developing analgesic products that compete with opioids or which, if approved, would compete with opioids. If these analgesics reduce the use of opioids, it would have a negative impact on the potential market for ENTEREG and our OIC product candidates.

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

ADOLOR CORPORATION

Date: October 28, 2010	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer (Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)