Form 10-Q
period 2011-03-31
ADOLOR CORP
filed 2011-04-29
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of April 15, 2011
Common Stock, par value $0.0001 per share	46,427,507 shares

ADOLOR CORPORATION AND SUBSIDIARY

FORM 10-Q

March 31, 2011

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

Any or all of our forward-looking statements in this report and in the documents that we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	the acceptance of ENTEREG by hospital formularies and pharmacies, physicians and patients in the marketplace;

•	delays or setbacks with respect to research programs, clinical trials or manufacturing or commercial activities;

•	the timing and unpredictability of regulatory actions;

•	our ability to develop and commercialize new products effectively;

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	the inability to adequately protect our key intellectual property rights;

•	the loss of key management or scientific personnel;

•	the activities of our competitors;

•	regulatory, legal or other setbacks with respect to our operations or business;

•	market conditions in the capital markets and the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

•	enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

ii

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$6,332,016	$4,603,327
Short-term investments	32,987,640	41,983,210
Accounts receivable	3,453,481	3,105,493
Inventory	1,477,217	933,857
Prepaid expenses and other current assets	1,115,403	1,560,725

Total current assets	45,365,757	52,186,612
Equipment and leasehold improvements, net	440,104	464,052
Other assets	114,000	107,000

Total assets	$45,919,861	$52,757,664

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,031,774	$272,607
Accrued expenses	8,266,406	8,923,508
Deferred revenue and rent—current	4,645,674	4,645,674

Total current liabilities	14,943,854	13,841,789
Deferred revenue and rent—non-current	18,096,134	19,257,551

Total liabilities	33,039,988	33,099,340

Commitments

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,451,698 and 46,433,663 shares issued; 46,427,507 and 46,414,759 shares outstanding at March 31, 2011 and December 31, 2010, respectively	4,645	4,643
Additional paid-in capital	550,417,178	549,929,447
Treasury stock, at cost, 24,191 and 18,904 shares at March 31, 2011 and December 31, 2010, respectively	(33,227)	(26,301)
Unrealized gains on available for sale securities	2,774	5,660
Accumulated deficit	(537,511,497)	(530,255,125)

Total stockholders’ equity	12,879,873	19,658,324

Total liabilities and stockholders’ equity	$45,919,861	$52,757,664

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2011	2010
Revenues:
Product sales, net	$7,450,850	$5,290,231
Contract revenues	1,579,648	5,377,856

Total revenues, net	9,030,498	10,668,087

Operating expenses incurred:
Cost of product sales	869,920	589,952
Research and development	6,851,146	10,518,140
Selling, general and administrative	8,697,318	9,227,229

Total operating expenses	16,418,384	20,335,321

Loss from operations	(7,387,886)	(9,667,234)
Interest income	20,626	67,695
Other income, net	110,888	—

Net loss	$(7,256,372)	$(9,599,539)

Basic and diluted net loss per share	$(0.16)	$(0.21)

Shares used in computing basic and diluted net loss per share	46,389,300	46,314,130

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common stock		Additional	Treasury stock		Unrealized gains on available	Accumulated deficit	Total stockholders’ equity
	Number of shares	Amount	paid-in capital	Number of shares	Amount	for sale securities
Balance, January 1, 2011	46,433,663	$4,643	$549,929,447	18,904	$(26,301)	$5,660	$(530,255,125)	$19,658,324
Vesting of deferred stock	18,035	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	487,733	—	—	—	—	487,733
Treasury stock acquired	—	—	—	5,287	(6,926)	—	—	(6,926)
Unrealized losses on available for sale securities, net	—	—	—	—	—	(2,886)	—	(2,886)
Net loss	—	—	—	—	—	—	(7,256,372)	(7,256,372)

Balance, March 31, 2011	46,451,698	$4,645	$550,417,178	24,191	$(33,227)	$2,774	$(537,511,497)	$12,879,873

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended March 31,
	2011	2010
Net cash flows from operating activities:
Net loss	$(7,256,372)	$(9,599,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	478,907	833,877
Amortization of premiums and discounts on short-term investments	(14,027)	335
Amortization of deferred revenue and rent	(1,161,417)	(3,334,601)
Depreciation and amortization expense	79,344	87,995
Changes in assets and liabilities:
Accounts receivable	(347,988)	(379,390)
Inventory	8,706	107,123
Prepaid expenses and other current assets	445,322	702,327
Other assets	(7,000)	(7,000)
Accounts payable	1,759,167	424,857
Accrued expenses	(1,200,342)	518,385

Net cash used in operating activities	(7,215,700)	(10,645,631)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(55,615)	—
Proceeds from disposal of equipment	219	37,607
Purchases of short-term investments	(6,993,289)	(19,947,462)
Maturities of short-term investments	16,000,000	29,000,000

Net cash provided by investing activities	8,951,315	9,090,145

Net cash flows from financing activities:
Payment of withholding taxes related to deferred stock units	(6,926)	(11,928)

Net cash used in financing activities	(6,926)	(11,928)

Net increase (decrease) in cash and cash equivalents	1,728,689	(1,567,414)
Cash and cash equivalents at beginning of period	4,603,327	7,213,666

Cash and cash equivalents at end of period	$6,332,016	$5,646,252

Supplemental disclosure of cash flow information:
Unrealized losses on available for sale securities, net	$(2,886)	$(17,817)

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain and pain-management products. The Company’s commercial product, ENTEREG® (alvimopan), is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery following bowel resection surgery can postpone hospital discharge until its resolution, resulting in an increased cost burden on healthcare providers. The Company co-promotes ENTEREG in the United States in collaboration with Glaxo Group Limited (Glaxo).

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

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes audited financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of Adolor and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of assets and liabilities. The estimates made are principally in the areas of revenue recognition, research and development accruals and stock option expense. Management bases its estimates on historical experience and various assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Product Sales Recognition

ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. Hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped from Glaxo directly to an ordering hospital registered under the ENTEREG Access Support and Education (E.A.S.E.®) Program. Wholesalers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to the Company. The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

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

In December 2010, the Financial Accounting Standards Board (FASB) ratified a consensus of the Emerging Issues Task Force related to an annual fee to be paid to the federal government by pharmaceutical manufacturers that meet certain sales levels as mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. This consensus requires the liability related to the annual fee to be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense generally using a straight-line method of allocation over the calendar year that it is payable. This guidance is effective for calendar years beginning after December 31, 2010, when the fee initially became effective. The adoption of this guidance during the first quarter of 2011 did not impact the Company’s consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 during the first quarter of 2011 did not impact the Company’s consolidated financial statements.

3.	COMPREHENSIVE LOSS

The following is the reconciliation of net loss to comprehensive loss for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Net loss	$(7,256,372)	$(9,599,539)
Unrealized losses on available for sale securities, net	(2,886)	(17,817)

Comprehensive loss	$(7,259,258)	$(9,617,356)

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment-grade, fixed-income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at March 31, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at March 31, 2011	$32,984,866	$3,266	$(492)	$32,987,640

U.S. Government obligations at December 31, 2010	$41,977,550	$7,301	$(1,641)	$41,983,210

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy for disclosure of the inputs to valuations techniques used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for identical or similar assets and liabilities that are not active, quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the Company’s assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government obligations at March 31, 2011	$32,987,640	$32,987,640	$—	$—

U.S. Government obligations at December 31, 2010	$41,983,210	$41,983,210	$—	$—

5.	INVENTORY

As of March 31, 2011 and December 31, 2010, inventory consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials	$701,223	$67,648
Work-in-process	—	157,536
Finished goods	775,994	708,673

Total inventory	$1,477,217	$933,857

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The above inventory was manufactured subsequent to the approval of ENTEREG by the FDA. As of March 31, 2011 and December 31, 2010, $0.5 million and $0.6 million, respectively, of ENTEREG finished goods inventory held at Glaxo warehouses was classified as “inventory consigned to others.” Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to research and development when incurred. As a result, at March 31, 2011 and December 31, 2010, the Company has inventory related to alvimopan, including raw material, which carries a zero-cost and is not reflected on the consolidated balance sheets at March 31, 2011 and December 31, 2010.

6.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2011, the Company granted options to purchase 274,000 shares of common stock to employees and non-employee directors. The employee stock options vest annually over a four-year period beginning from the date of grant and the non-employee director stock options vest annually over a two-year period beginning from the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The average exercise price of options granted during the three months ended March 31, 2011 was $1.39. The grant-date fair value of the options granted during the three months ended March 31, 2011 was $0.2 million and such amount will be recognized over the vesting periods of the options.

During the three months ended March 31, 2011, 18,035 deferred stock awards vested under the terms of employee grant agreements. In connection with the vesting of these restricted stock awards, 12,748 shares of the Company’s common stock were issued to employees and 5,287 shares were surrendered to the Company in satisfaction of minimum tax withholding obligations. The surrendered shares were recorded as treasury stock on the Company’s consolidated balance sheet.

For the three months ended March 31, 2011, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $0.5 million.

7.	CONTRACT REVENUES

Contract revenues consist of the following:

	Three Months ended March 31,
	2011	2010
Amortization of deferred revenue	$1,118,487	$3,291,670
Cost reimbursement under collaboration agreements	461,161	2,086,186

Total contract revenues	$1,579,648	$5,377,856

In April 2002, the Company entered into a collaboration agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which extends to March 2016. Revenue related to the Glaxo collaboration agreement of $0.8 million was recognized in each of the three month periods ended March 31, 2011 and 2010.

During the first quarter of 2009, the Company and Glaxo entered into Amendment No. 4 to the collaboration agreement, under which Glaxo paid the Company $8.4 million. The $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the collaboration agreement. Revenue related thereto of $0.3 million was recognized in each of the three month periods ended March 31, 2011 and 2010.

Certain external expenses incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the consolidated statements of operations as contract revenues. The Company recorded collaboration agreement reimbursements from Glaxo of $0.3 million in each of the three month periods ended March 31, 2011 and 2010. As of March 31, 2011, $0.3 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred revenue and was recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which ended in December 2010. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million for the three months ended March 31, 2010. In December 2010, Pfizer and the Company announced that they were discontinuing further development of ADL5859 and ADL5747 and terminating their collaboration agreement, effective as of March 16, 2011. Based on the clinical evaluation of ADL5859 and ADL5747 in multiple indications, the companies concluded that there was not compelling evidence to continue the development program. As the Company had completed substantially all performance under the collaboration agreement as of December 31, 2010, the performance period was not extended beyond December 2010.

The Company recorded collaboration cost reimbursement from Pfizer of $0.1 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, $0.1 million was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement. The Company does not expect to incur any significant additional expenses associated with the termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our consolidated financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

EXECUTIVE SUMMARY

We are a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain and pain-management products. Our commercial product, ENTEREG® (alvimopan), is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery following bowel resection surgery can postpone hospital discharge until its resolution, resulting in an increased cost burden on healthcare providers.

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

For the three months ended March 31, 2011, our total revenues and net loss were $9.0 million and $7.3 million, respectively. Net sales of ENTEREG for the three months ended March 31, 2011 were $7.5 million. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations. In addition, our long-term success is highly dependent on the results of our Phase 2 clinical trials with respect to ADL5945, our most advanced product candidate. There is no assurance that these studies will yield positive results, and even if the results are positive, it is unlikely that our currently available resources will be sufficient to fund a Phase 3 clinical program for ADL5945 without either securing a collaboration partner or raising proceeds in the capital markets.

ENTEREG

ENTEREG is detailed primarily by Glaxo Group Limited’s (Glaxo) national hospital-based sales organization. In certain hospitals, we co-promote ENTEREG with a field force that numbers approximately 25 persons. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.®) Program.

Under our agreement with Glaxo, we have a profit-sharing arrangement pursuant to which we receive 45% and Glaxo receives 55% of profits and losses, as defined, through June 2011, after which the split is 50% each. Profits and losses are calculated as net sales of ENTEREG in the United States less certain agreed-upon costs, subject to certain adjustments.

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

We are continuing limited development efforts on ADL7445, which is a back-up compound in our OIC program.

Other Development Programs

ADL6906 (beloxepin) for Chronic Pain

We are developing ADL6906 (beloxepin), a dual NE reuptake inhibitor and 5-HT2 receptor antagonist, which we believe gives ADL6906 a potentially differentiated pharmacological profile for treating chronic pain. ADL6906 is active in several preclinical models of pain after oral administration. We have completed a Phase 1 multiple ascending dose study of ADL6906 that evaluated the safety, tolerability and pharmacokinetics of ADL6906 and we currently are evaluating the initiation of Phase 2 testing of ADL6906, either independently or in collaboration with a potential partner.

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

In December 2010, Pfizer and we announced that we were discontinuing further development of ADL5859 and ADL5747 and terminating our collaboration agreement, effective as of March 16, 2011. Based on the clinical evaluation of ADL5859 and ADL5747 in multiple indications, the companies concluded that there was not compelling evidence to continue the development program.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $39.3 million at March 31, 2011 and $46.6 million at December 31, 2010, representing 86% and 88% of our total assets, respectively. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $30.4 million at March 31, 2011 compared to $38.3 million at December 31, 2010. The decrease in cash, cash equivalents, short-term investments and working capital was driven by the use of cash to fund our operations during the three months ended March 31, 2011.

The following is a summary of selected cash flow information for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Net loss	$(7,256,372)	$(9,599,539)
Adjustments for non-cash operating items	(617,193)	(2,412,394)

	Three Months ended March 31,
	2011	2010
	(7,873,565)	(12,011,933)
Net change in assets and liabilities	657,865	1,366,302

Net cash used in operating activities	$(7,215,700)	$(10,645,631)

Net cash provided by investing activities	$8,951,315	$9,090,145

Net cash used in financing activities	$(6,926)	$(11,928)

Net Cash Used in Operating Activities

Net operating cash outflows of $7.2 million and $10.6 million for the three months ended March 31, 2011 and 2010, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, expenditures for property and equipment and proceeds from the sale of equipment. Capital expenditures are primarily for the purchase of furniture and fixtures, office equipment and leasehold improvements associated with our leased facility.

Net cash provided by investing activities was $9.0 million for the three months ended March 31, 2011 as compared to $9.1 million for the three months ended March 31, 2010.

We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consists of U.S. Treasury obligations.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities and amounts received under collaboration agreements. Our accumulated deficit at March 31, 2011 was $537.5 million and we expect to continue to incur substantial losses for at least the next several years.

We may never generate significant product sales, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis or sufficient to support our current or projected levels of investment in our research and development programs and our other operations. At this time, we cannot accurately assess a number of factors that will influence the levels of future product sales, such as the degree of market acceptance, patent protection and exclusivity of ENTEREG, the impact of competition, the effectiveness of Glaxo’s and our sales and marketing efforts for ENTEREG and the outcome of our current efforts to develop, receive approval for and successfully launch other product candidates. However, at current expenditure levels, we will need ENTEREG sales to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flows from operations.

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. During 2011, we are funding Phase 2 studies of ADL5945 in OIC and our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy. We also expect to continue to conduct research, preclinical studies and process development activities on our other product candidates, although as a result of our restructurings in 2009 and 2010, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time. There is no assurance that these studies will yield positive results, and even if the results are positive, it is unlikely that our currently available resources will be sufficient to fund a Phase 3 clinical program for ADL5945 without either securing a collaboration partner or raising proceeds in the capital markets.

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

Revenues

The following table sets forth revenues for the three ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Product sales, net	$7,450,850	$5,290,231
Contract revenues	1,579,648	5,377,856

Total revenues, net	$9,030,498	$10,668,087

Product Sales, Net

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. Net sales of ENTEREG were $7.5 million and $5.3 million for the three months ended March 31, 2011 and 2010, respectively. The increase in net product sales during the first quarter of 2011 as compared to the same period in 2010 was driven primarily by an increase in the number of hospitals ordering ENTEREG and increased penetration within existing hospital customers, as well as the impact of pricing changes since the first quarter of 2010.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. Contract revenues were $1.6 million and $5.4 million for the three months ended March 31, 2011 and 2010, respectively. Contract revenues decreased in 2011 compared to the same period in 2010 primarily as a result of the termination of the Pfizer collaboration agreement. As of December 31, 2010, the up-front Pfizer license fees were fully amortized and substantially all development activities under the collaboration agreement had been completed.

Operating Expenses

The following table sets forth operating expenses for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Cost of product sales	$869,920	$589,952
Research and development	6,851,146	10,518,140
Selling, general and administrative	8,697,318	9,227,229

Total operating expenses	$16,418,384	$20,335,321

Cost of Product Sales

Cost of product sales was $0.9 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively, and consisted of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. The increase year-over-year was primarily due to increased sales of ENTEREG and higher FDA fees. Cost of product sales as a percentage of net product sales were 12% and 11% for the three months ended March 31, 2011 and 2010, respectively.

Costs associated with the manufacture of alvimopan prior to FDA approval of ENTEREG in May 2008 were expensed to research and development. As a result, at March 31, 2011, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the March 31, 2011 consolidated balance sheet. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel, laboratory and overhead expenses.

Research and development expenses were $6.9 million and $10.5 million for the three months ended March 31, 2011 and 2010, respectively, and consisted of the following:

	Three Months ended March 31,
	2011	2010
External research and development expenses:
OIC program	$3,448,664	$2,165,923
ENTEREG	734,065	566,002
Delta agonist program	214,374	2,979,294
Other programs	77,600	475,353

Total external research and development expenses	4,474,703	6,186,572
Total internal research and development expenses	2,376,443	4,331,568

Total research and development expenses	$6,851,146	$10,518,140

We report all expenses gross within our consolidated statements of operations and, as such, the ENTEREG and delta agonist program lines in the above table do not reflect any cost reimbursements from Glaxo and Pfizer, respectively.

Total research and development expenses decreased during the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to lower delta agonist program expenses resulting from the December 2010 decision to terminate our collaboration agreement with Pfizer, lower expenses in other programs and reductions in internal research and development expenses resulting from our restructuring in July 2010. These decreases were partially offset by higher OIC program costs, which resulted from our Phase 2 clinical testing for ADL5945 that was initiated during the third quarter of 2010.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $8.7 million and $9.2 million for the three months ended March 31, 2011 and 2010, respectively. Included in selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 were $2.9 million and $1.2 million, respectively, of profit-sharing expenses under the Glaxo collaboration agreement. The higher profit-sharing expenses were driven by improved profitability resulting primarily from increased sales of ENTEREG. Remaining selling, general and administrative expenses decreased by $2.2 million in the first quarter of 2011 compared to the same period in 2010 primarily due to a reduction of $0.4 million in general and administrative expenses as a result of our July 2010 restructuring and lower marketing expenses of $1.4 million period-over-period.

Interest Income and Other Income, Net

The following table sets forth interest income and other income, net, for the three months ended March 31, 2011 and 2010:

	Three Months ended March 31,
	2011	2010
Interest income	$20,626	$67,695
Other income, net	110,888	—

Total interest income and other income, net	$131,514	$67,695

Interest Income

Our interest income was approximately $21,000 and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. The decreases period-over-period were due to lower investment balances resulting primarily from the use of cash in operating activities.

Other Income, Net

Other income, net, was $0.1 million for the three months ended March 31, 2011 and consisted primarily of sublease income related to certain laboratory and office space at our corporate office.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2010 in the “Critical Accounting Policies and Estimates” section and the “Recently Issued Accounting Pronouncements” section of Part II, Item 7 and in Note 2 to the financial statements within Part II, Item 8.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The fair value of our investment portfolio at March 31, 2011 totaled $33.0 million, and the weighted-average yield-to-maturity was approximately 0.2% with maturities ranging up to 12 months.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success is highly dependent on the results of our clinical development efforts, particularly with respect to our OIC program where we are testing ADL5945 in Phase 2 clinical trials. While earlier studies of ADL5945 supported the initiation of the Phase 2 studies, there is no assurance that these studies will yield positive results. If the results are not positive, we may need to discontinue development of our OIC program, which currently is our most advanced clinical program. Even if the results are positive, it is unlikely that our currently available resources will be sufficient to fund a Phase 3 clinical program in OIC without either securing a partner for this program or raising proceeds in the capital markets. We cannot be certain that such a partnership or capital raising transaction would be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Even if we are able to successfully develop ADL5945, we still face significant commercial hurdles. There are a number of other products in various stages of clinical development for OIC that could have a material adverse impact on our ability to successfully market and sell ADL5945.

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

ENTEREG is indicated for in-hospital use only and is available only to hospitals that have been registered under our E.A.S.E.® Program. The commercial success of ENTEREG depends on several factors, including the following:

•

the acceptance of ENTEREG in the medical community and the marketplace, particularly with respect to whether healthcare professionals and hospitals view ENTEREG as safe and effective for its labeled indication, whether the product carries with it an acceptable benefit-to-risk profile and whether the product offers sufficient pharmacoeconomic benefit to hospitals in light of its cost;

•	the number of hospitals that register for the E.A.S.E.® Program;

•	the ability to obtain formulary acceptance of ENTEREG at registered hospitals;

•	the effectiveness of Glaxo’s and our sales and marketing efforts;

•	the occurrence of any side effects, adverse reactions or misuse (or any unfavorable publicity relating thereto) stemming from the use of ENTEREG; and

•	the development of competing products or therapies that accelerate GI recovery following bowel resection surgery.

Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

We expect to continue to incur significant operating losses over the next several years and without additional funding, we likely will be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and as of March 31, 2011, our accumulated deficit was $537.5 million and our cash, cash equivalents and short-term investments were $39.3 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. We expect to continue to generate substantial losses and utilize substantial amounts of cash, cash equivalents and short-term investments for the foreseeable future, driven primarily by expenditures related to research and development and sales and marketing activities.

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

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients taking opioids for chronic non-cancer pain and experiencing opioid bowel dysfunction. Results from Study 014 showed a higher number of myocardial infarctions reported by patients treated long-term (1 year) with alvimopan compared to placebo. As a result, ENTEREG was approved in its labeled indication by the FDA subject to a Risk Evaluation and Mitigation Strategy (REMS). The FDA has determined that a REMS is necessary to ensure that the benefits of ENTEREG outweigh the risks. The REMS is subject to modification by the FDA at anytime and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult to market and sell ENTEREG.

Our ENTEREG product labeling carries a boxed warning that ENTEREG is available only for short-term (15 doses) use in hospitalized patients. The REMS and the boxed warning may make it more difficult to market and sell ENTEREG. We are not permitted to sell ENTEREG to hospitals that do not register in the E.A.S.E.® Program. Hospitals may be unwilling or unable to comply with the requirements for registration in the E.A.S.E.® Program. For example, hospitals may not have systems, order sets, protocols or other measures in place to limit the use of ENTEREG to no more than 15 doses per patient and to ensure in-hospital use only. Hospitals also may not have controls in place to ensure that ENTEREG will neither be dispensed for outpatient use nor be transferred to unregistered hospitals. In such cases, we will be unable to register these hospitals in the E.A.S.E.® Program.

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

Notwithstanding success in registering hospitals in the E.A.S.E.® Program and having those registered hospitals include ENTEREG on their formulary, there can be no assurance that such hospitals will order ENTEREG in meaningful amounts, if at all.

Our stock price has been highly volatile, and your investment in our stock could decline significantly in value.

The market price for our common stock has been, and may continue to be in the future, highly volatile. For example, during the period January 1, 2008 through March 31, 2011, the price of our common stock reached a low of $1.00 per share on July 7, 2010 and a high of $6.09 per share on May 21, 2008.

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

Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product and product candidates, which would likely materially impact our financial condition, results of operations and outlook. In addition, any termination of our collaboration agreements will terminate the funding we may receive under the relevant collaboration agreement and may materially and adversely impact our ability to fund further development efforts and our progress in our development programs. In December 2010, Pfizer and we announced that we were discontinuing further development of our delta opioid receptor agonist compounds, ADL5859 and ADL5747, and terminating our collaboration agreement effective as of March 16, 2011. We had been developing such compounds under an exclusive worldwide license and collaboration agreement; however, clinical evaluation in multiple indications had not yielded compelling evidence for either party to continue the development program.

In the future, we will likely seek to enter into other collaborative arrangements for the development, marketing, sale and/or distribution of certain of our product candidates, including in our OIC program, which may require us to share profits or revenues. Despite our efforts, we may be unable to secure additional collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Moreover, we may not realize the contemplated benefits from such collaborative licensing or other arrangements. These arrangements may place responsibility on our collaborative partners for preclinical testing, the design and conduct of human clinical trials, the preparation and submission of applications for regulatory approval, or for marketing, sales and distribution support for product commercialization. These arrangements also may require us to transfer certain material rights or issue our equity securities to corporate partners, licensees or others. Moreover, we may ultimately not derive any revenues or profits from these arrangements.

If competitors develop and market products that are more effective, have fewer side effects, are less expensive than our product or product candidates or offer other advantages, our commercial opportunities will be limited.

Other companies have product candidates in development to treat the conditions we are seeking to treat and they may develop effective and commercially successful products. Our competitors may succeed in developing products that are more effective than those that we may develop, that have fewer side effects, that are less expensive or that reach the market before any products we may develop.

We are aware of other products in various stages of clinical development for the acceleration of GI recovery following bowel resection surgery, OIC and other manifestations of opioid bowel dysfunction. For the acceleration of GI recovery following bowel resection surgery, we are aware of molecules in development by Tranzyme Pharma, Helsinn Therapeutics and other companies that could compete with ENTEREG at some point in the future. For OIC, we are aware of molecules in development by Sucampo Pharmaceuticals, Inc. in collaboration with Takeda Pharmaceutical Company Limited, Progenics Pharmaceuticals, Inc. in collaboration with Salix Pharmaceuticals Inc., AstraZeneca PLC in collaboration with Nektar Therapeutics, Theravance Inc. and Alkermes, Inc. that could compete with our OIC product candidates. There are additional competitive products being developed that could have a material adverse effect on our ability to successfully develop, market and sell our product and product candidates.

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

Our approved suppliers of the active pharmaceutical ingredient in ENTEREG and of finished ENTEREG capsules have been inspected by the FDA but are subject to periodic re-inspection. In the event that these vendors cannot supply material for any reason, FDA approval is required to change or add new suppliers and manufacturers and obtaining such approval could result in delays that disrupt the supply of the product. While we seek to maintain inventories of the active pharmaceutical ingredient and finished products to protect against supply disruptions, if they were to occur they could materially and adversely affect the commercial success of ENTEREG.

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

To receive regulatory approval for any future product, contract manufacturers will need to be identified that can obtain FDA approval of their manufacturing facilities used to manufacture that product, and there is a risk that such approval may not be obtained. In a New Drug Application (NDA), we are required to submit information and data regarding chemistry, manufacturing and controls which satisfy the FDA that our contract manufacturers are able to make that product in accordance with Good Manufacturing Practices (cGMPs). Under cGMPs, our manufacturers and we will be required to manufacture our products and maintain records in a prescribed manner with respect to manufacturing, testing and quality control activities. We are dependent on our third-party manufacturers to comply with these regulations in the manufacture of our products and these parties may have difficulties complying with cGMPs. The failure of any third-party manufacturer to comply with applicable government regulations could cause us substantial harm by delaying or preventing regulatory approval and marketing of our products.

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

During 2011, we are funding Phase 2 studies of ADL5945 in OIC and our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy. While we also expect to continue to conduct research, preclinical studies and process development activities on our other product candidates, the level of such expenditures will be significantly reduced compared to previous years, which may limit or delay our ability to discover new products or develop our product candidates and may increase the risk that our long-term business objectives will not be met.

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

Reductions in the use of opioid analgesics would reduce the potential market for ENTEREG and any products developed to treat OIC.

ENTEREG and our OIC development candidates are peripherally acting mu opioid receptor antagonists intended to mitigate the gastrointestinal side effects associated with acute postoperative or chronic (long-term) opioid pain management. If the use of drugs or techniques that reduce the requirement for opioid analgesics becomes more widespread, the market for ENTEREG and our OIC product candidates would decrease. For example, postoperative use of non-opioid analgesics (e.g. non-steroidal anti-inflammatory drugs, parenteral acetominophen) may reduce total opioid requirements. Novel analgesics which target other opioid receptor subtypes, non-opioid receptors or pain pathways are under development that may, if approved, compete with mu opioid analgesics for acute or chronic pain management. If these analgesics significantly reduce the use of more traditional opioid analgesics, it would have a negative impact on the potential market for ENTEREG and our OIC product candidates.

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

Under our collaboration agreements with Glaxo and Pfizer, there are certain limitations on the ability of Glaxo and Pfizer to acquire our securities. These limitations make it more difficult for Glaxo or Pfizer to acquire us, even if such an acquisition would benefit our stockholders. The limitations do not prevent Glaxo or Pfizer, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities. As a result of the termination of our collaboration agreement with Pfizer effective March 16, 2011, the limitations on Pfizer’s ability to acquire our securities will terminate effective March 16, 2013.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Amended and Restated Rights Agreement, dated as of January 31, 2011, between Adolor Corporation and StockTrans, a Broadridge Company, filed as Exhibit 4.1 to the Company’s Current Report on Form 9-K filed on January 31, 2011 and which includes the Form of Certificate of Designation, Preferences and Rights of Series A Junior Participation Preferred Stock (Exhibit A), the Form of Rights Certificate (Exhibit B) and the Form of Summary of Rights (Exhibit C) (filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 2) filed with the Securities and Exchange Commission on January 31, 2011, and incorporated herein by reference).

10.1	Summary of Oral Agreement for Payment of Services between Adolor Corporation and its Board of Directors (effective as of May 17, 2011), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2011.

10.2†	Amended and Restated Adolor Corporation Incentive Compensation Plan, effective as of January 2011, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2011.

10.3*	Form of Non-Employee Director Stock Option Agreement (equal two-year vesting).

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensation plans and arrangements for executive officers and others.
#	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: April 29, 2011	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)