Form 10-Q
period 2011-06-30
ADOLOR CORP
filed 2011-08-03
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of July 15, 2011
Common Stock, par value $0.0001 per share	46,464,484 shares

ADOLOR CORPORATION AND SUBSIDIARY

FORM 10-Q

June 30, 2011

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning in connection with any discussion of, among other things, sales, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	our dependence on sales of ENTEREG® (alvimopan) in the United States and the commercial prospects and future marketing efforts for this product;

•	our ability to attract future partners to finance development and commercialization of our product candidates;

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

Any or all of our forward-looking statements in this report and in the documents that we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	the acceptance of ENTEREG by hospital formularies and pharmacies, physicians and patients in the marketplace;

•	our ability to successfully market and sell ENTEREG following the announced reacquisition of Glaxo Group Limited’s rights to ENTEREG;

•	delays or setbacks with respect to research programs, clinical trials or manufacturing or commercial activities;

•	the timing and unpredictability of regulatory actions;

•	our ability to develop and commercialize new products effectively;

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	the inability to adequately protect our key intellectual property rights;

•	the loss of key management or scientific personnel;

•	the activities of our competitors;

•	regulatory, legal or other setbacks with respect to our operations or business;

•	market conditions in the capital markets and the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

ii

•	enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,151,236	$4,603,327
Short-term investments	23,997,582	41,983,210
Accounts receivable	3,328,935	3,105,493
Inventory	1,278,748	933,857
Prepaid expenses and other current assets	830,258	1,560,725

Total current assets	37,586,759	52,186,612
Equipment and leasehold improvements, net	401,792	464,052
Other assets	107,000	107,000
Intangible asset (Note 3)	19,363,196	—

Total assets	$57,458,747	$52,757,664

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$787,840	$272,607
Accrued expenses	8,598,936	8,923,508
Payable to Glaxo—current (Note 3)	2,500,000	—
Deferred revenue and rent—current	17,015,726	4,645,674

Total current liabilities	28,902,502	13,841,789
Deferred revenue and rent—non-current	157,417	19,257,551
Payable to Glaxo—non-current (Note 3)	16,863,196	—

Total liabilities	45,923,115	33,099,340

Commitments

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,488,675 and 46,433,663 shares issued; 46,464,484 and 46,414,759 shares outstanding at June 30, 2011 and December 31, 2010, respectively	4,649	4,643
Additional paid-in capital	550,907,639	549,929,447
Treasury stock, at cost, 24,191 and 18,904 shares at June 30, 2011 and December 31, 2010, respectively	(33,227)	(26,301)
Unrealized gains on available for sale securities	4,444	5,660
Accumulated deficit	(539,347,873)	(530,255,125)

Total stockholders’ equity	11,535,632	19,658,324

Total liabilities and stockholders’ equity	$57,458,747	$52,757,664

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$8,222,865	$6,259,271	$15,673,715	$11,549,502
Contract revenues	5,967,502	4,687,022	7,547,150	10,064,878

Total revenues, net	14,190,367	10,946,293	23,220,865	21,614,380

Operating expenses incurred:
Cost of product sales	948,235	677,283	1,818,155	1,267,235
Research and development	6,638,278	9,595,492	13,489,424	20,113,632
Selling, general and administrative	8,555,176	9,002,026	17,252,494	18,229,255

Total operating expenses	16,141,689	19,274,801	32,560,073	39,610,122

Loss from operations	(1,951,322)	(8,328,508)	(9,339,208)	(17,995,742)
Interest income	10,374	51,458	31,000	119,153
Other income, net	104,572	—	215,460	—

Net loss	$(1,836,376)	$(8,277,050)	$(9,092,748)	$(17,876,589)

Basic and diluted net loss per share	$(0.04)	$(0.18)	$(0.20)	$(0.39)

Shares used in computing basic and diluted net loss per share	46,408,293	46,332,301	46,398,849	46,323,266

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,836,376)	$(8,277,050)	$(9,092,748)	$(17,876,589)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net	1,670	5,064	(1,216)	(12,753)

Comprehensive loss	$(1,834,706)	$(8,271,986)	$(9,093,964)	$(17,889,342)

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Unrealized Gains on Available for Sale Securities	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount		Number of Shares	Amount
Balance, January 1, 2011	46,433,663	$4,643	$549,929,447	18,904	$(26,301)	$5,660	$(530,255,125)	$19,658,324
Vesting of deferred stock	55,012	6	(6)	—	—	—	—	—
Stock-based compensation expense	—	—	978,198	—	—	—	—	978,198
Treasury stock acquired	—	—	—	5,287	(6,926)	—	—	(6,926)
Unrealized losses on available for sale securities, net	—	—	—	—	—	(1,216)	—	(1,216)
Net loss	—	—	—	—	—	—	(9,092,748)	(9,092,748)

Balance, June 30, 2011	46,488,675	$4,649	$550,907,639	24,191	$(33,227)	$4,444	$(539,347,873)(	$11,535,632

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Net cash flows from operating activities:
Net loss	$(9,092,748)	$(17,876,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	977,942	1,598,008
Amortization of premiums and discounts on short-term investments	(24,334)	(47,692)
Amortization of deferred revenue and rent	(6,730,082)	(6,669,202)
Depreciation and amortization expense	159,029	214,199
Changes in assets and liabilities:
Accounts receivable	(223,442)	188,076
Inventory	(344,635)	(122,164)
Prepaid expenses and other current assets	730,467	906,846
Accounts payable	515,233	(590,200)
Accrued expenses	(324,572)	1,490,392

Net cash used in operating activities	(14,357,142)	(20,908,326)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(97,108)	(37,520)
Proceeds from disposal of equipment	339	37,967
Purchases of short-term investments	(13,991,254)	(29,941,931)
Maturities of short-term investments	32,000,000	48,000,000

Net cash provided by investing activities	17,911,977	18,058,516

Net cash flows from financing activities:
Payment of withholding taxes related to deferred stock units	(6,926)	(17,931)

Net cash used in financing activities	(6,926)	(17,931)

Net increase (decrease) in cash and cash equivalents	3,547,909	(2,867,741)
Cash and cash equivalents at beginning of period	4,603,327	7,213,666

Cash and cash equivalents at end of period	$8,151,236	$4,345,925

Supplemental disclosure of cash flow information:
Unrealized losses on available for sale securities, net	$(1,216)	$(12,753)
Payable to Glaxo (Note 3)	19,363,196	—

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

1.	ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain and pain-management products. The Company’s commercial product, ENTEREG® (alvimopan), is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery following bowel resection surgery can postpone hospital discharge until its resolution, resulting in an increased cost burden on healthcare providers. Since the launch of ENTEREG in the United States in mid-2008, the Company has co-promoted ENTEREG in collaboration with Glaxo Group Limited (Glaxo). On June 14, 2011, the Company announced that it has entered into an agreement with Glaxo whereby the Company will reacquire Glaxo’s rights to ENTEREG. The transaction is expected to close no later than September 2011 (see Note 3).

The Company is conducting two Phase 2 clinical trials of ADL5945 to treat opioid-induced constipation (OIC), a condition that often results from long-term use of opioid analgesics in the management of chronic pain conditions. In addition, the Company is continuing limited development efforts on ADL7445, a second peripherally-acting mu opioid receptor antagonist, which is considered a back-up compound to ADL5945 in the Company’s OIC program.

The Company has a number of other product candidates in various stages of clinical and preclinical development. The Company has completed Phase 1 clinical evaluation of ADL6906 (beloxepin), a compound with a novel and potentially differentiating pharmacological profile for treating chronic pain. Adolor’s preclinical pipeline includes novel, selective centrally-acting mu opioid receptor antagonists (CAMORs) currently in development for the treatment of l-DOPA-induced dyskinesia associated with Parkinson’s disease.

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes audited financial statements as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010. The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

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

Product Sales Recognition

ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. Hospital orders are processed through wholesalers; however, ENTEREG currently is drop-shipped from Glaxo directly to an ordering hospital registered under the ENTEREG Access Support and Education (E.A.S.E.®) Program. Wholesalers remit payment to Glaxo and, on a monthly basis, Glaxo remits the net proceeds to the

Company. The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

The Company records product sales net of prompt payment discounts, returns, group purchasing organization fees, chargebacks and other discounts as currently reported to it by Glaxo. Calculating these allowances requires significant estimates and judgments and while the Company undertakes certain procedures to review the reasonableness of the information, it cannot obtain absolute assurance over the accuracy of such information provided by Glaxo. Upon the closing date of the Company’s reacquisition of ENTEREG rights, Glaxo will no longer be involved in the distribution of ENTEREG or the recording of allowances on gross sales and the Company will assume full responsibility for these obligations (see Note 3).

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

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

3.	REACQUISITION OF GLAXO’S RIGHTS TO ENTEREG

On June 14, 2011, the Company and Glaxo entered into a Termination Agreement (the Termination Agreement) whereby the Company and Glaxo agreed to terminate the Collaboration Agreement dated April 14, 2002, as amended (the Collaboration Agreement), the Distribution Services Agreement dated as of June 29, 2004, as amended, and certain other agreements between the parties related to ENTEREG. Pursuant to the terms of the Termination Agreement, the Company agreed to reacquire Glaxo’s rights to ENTEREG and pay Glaxo: $25.0 million cash, payable in seven installments over a six-year period, with $2.5 million payable upon the effective date of the transaction; tiered, mid-single digit royalties on annual net sales of ENTEREG and a one-time, sales-related milestone of $15.0 million. As a result of the Termination Agreement, the Company will assume all responsibilities related to the commercialization of ENTEREG. The Termination Agreement will become effective on August 31, 2011, unless extended to September 30, 2011 by the Company at its option upon written notice to Glaxo.

As a result of the Termination Agreement, the Company recorded an intangible asset and a corresponding payment obligation of $19.4 million based on the present value of the $25.0 million of payments due to Glaxo. The present value was calculated using a discount rate of 8.0%, which the Company estimated to be its incremental borrowing rate as of June 2011. The payment obligation has been allocated between current and non-current liabilities based on the contractual payment dates and amortization of the intangible asset will commence upon the effective date of the transaction. Also as a result of the Termination Agreement, the Company revised its estimated performance period under the Collaboration Agreement on a prospective basis to August 31, 2011, which resulted in additional amortization of deferred revenue for the three months ended June 30, 2011 (see Note 7).

4.	SHORT-TERM INVESTMENTS

Short-term investments consist of investment-grade, fixed-income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at June 30, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at June 30, 2011	$23,993,138	$4,931	$(487)	$23,997,582

U.S. Government obligations at December 31, 2010	$41,977,550	$7,301	$(1,641)	$41,983,210

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

The following table provides the Company’s assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Total Carrying Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government obligations at June 30, 2011	$23,997,582	$23,997,582	$—	$—

U.S. Government obligations at December 31, 2010	$41,983,210	$41,983,210	$—	$—

5.	INVENTORY

As of June 30, 2011 and December 31, 2010, inventory consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$688,022	$67,648
Work-in-process	—	157,536
Finished goods	590,726	708,673

Total inventory	$1,278,748	$933,857

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The above inventory was manufactured subsequent to the approval of ENTEREG by the FDA. As of June 30, 2011 and December 31, 2010, $0.3 million and $0.6 million, respectively, of ENTEREG finished goods inventory held at Glaxo warehouses was classified as “inventory consigned to others.” Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to research and development when incurred. As a result, at June 30, 2011 and December 31, 2010, the Company has inventory related to alvimopan, including raw material, which carries a zero-cost and is not reflected on the consolidated balance sheets at June 30, 2011 and December 31, 2010.

6.	STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2011, the Company granted options to purchase 516,500 shares of common stock to employees and non-employee directors. The employee stock options vest annually over a four-year period beginning from the date of grant and the non-employee director stock options vest annually over either a one- or two-year period beginning from the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average exercise price of options granted during the six months ended June 30, 2011 was $1.44. The grant-date fair value of the options granted during the six months ended June 30, 2011 was $0.4 million and such amount will be recognized over the vesting periods of the options.

During the six months ended June 30, 2011, 55,012 deferred stock awards vested under the terms of employee and non-employee director grant agreements. In connection with the vesting of these restricted stock awards, 49,725 shares of the Company’s common stock were issued to employees and non-employee directors and 5,287 employee shares were surrendered to the Company in satisfaction of minimum tax withholding obligations. The surrendered shares were recorded as treasury stock on the Company’s consolidated balance sheet.

For the six months ended June 30, 2011, compensation expense recognized related to outstanding stock options as well as deferred and restricted stock awards was $1.0 million.

7.	CONTRACT REVENUES

Contract revenues consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization of deferred revenue	$5,525,732	$3,291,668	$6,644,219	$6,583,338
Cost reimbursement under collaboration agreements	441,770	1,395,354	902,931	3,481,540

Total contract revenues	$5,967,502	$4,687,022	$7,547,150	$10,064,878

In April 2002, the Company entered into the Collaboration Agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated performance period under the Collaboration Agreement. Prior to the execution of the Termination Agreement (see Note 3), the estimated performance period extended through March 2016. As a result of the Termination Agreement, the estimated performance period was revised on a prospective basis to August 31, 2011, which is the expected closing date of the Termination Agreement. Revenue related to the Glaxo Collaboration Agreement of $4.0 million and $0.8 million was recognized in the three months ended June 30, 2011 and 2010, respectively, and $4.8 million and $1.6 million was recognized in the six months ended June 30, 2011 and 2010, respectively.

During the first quarter of 2009, the Company and Glaxo entered into Amendment No. 4 to the Collaboration Agreement, under which Glaxo paid the Company $8.4 million. The $8.4 million was recorded as deferred revenue and is being recognized as revenue on a straight-line basis over the estimated remaining performance period under the Collaboration Agreement. Revenue related thereto of $1.5 million and $0.3 million was recognized in the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $0.6 million was recognized in the six months ended June 30, 2011 and 2010, respectively.

The effect of the change in the estimated performance period under the Collaboration Agreement was a decrease to net loss of $4.4 million, or $0.09 per share, for the three and six months ended June 30, 2011. In addition, $12.4 million of deferred revenue was reclassified from non-current liabilities to current liabilities in June 2011 due to this change.

Certain external expenses incurred in the United States by each party are reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo are recorded gross in the consolidated statements of operations as contract revenues. The Company recorded Collaboration Agreement reimbursements from Glaxo of $0.4 million and $0.2 million during the three months ended June 30, 2011 and 2010, respectively, and $0.8 million and $0.5 million during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, $0.4 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the Collaboration Agreement. Effective upon the closing of the Termination Agreement, all expenses will be incurred by the Company.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred revenue and was recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which ended in December 2010. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million for the three months ended June 30, 2010 and $4.4 million for the six months ended June 30, 2010. In December 2010, Pfizer and the Company announced that they were discontinuing further development of ADL5859 and ADL5747 and terminating their collaboration agreement, effective as of March 16, 2011. Based on the clinical evaluation of ADL5859 and ADL5747 in multiple indications, the companies concluded that there was not compelling evidence to continue the development program. As the Company had completed substantially all performance under the collaboration agreement as of December 31, 2010, the performance period was not extended beyond December 2010.

The Company recorded no collaboration cost reimbursement from Pfizer for the three months ended June 30, 2011 and $1.2 million of collaboration cost reimbursement for the three months ended June 30, 2010. Cost reimbursements were $0.1 million and $3.0 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, $37,000 was receivable from Pfizer for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement. The Company does not expect to incur any significant additional expenses associated with the termination.

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

We are conducting two Phase 2 clinical trials of ADL5945 to treat opioid-induced constipation (OIC), a condition that often results from long-term use of opioid analgesics in the management of chronic pain conditions. In addition, we are continuing limited development efforts on ADL7445, a second peripherally-acting mu opioid receptor antagonist, which is considered a back-up compound to ADL5945 in our OIC program.

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

On June 14, 2011, Glaxo Group Limited (Glaxo) and we entered into a Termination Agreement (the Termination Agreement) whereby we agreed to reacquire Glaxo’s rights to ENTEREG in exchange for our agreement to pay Glaxo: $25.0 million cash, payable in seven installments over a six-year period, with $2.5 million payable in 2011; tiered, mid-single digit royalties on annual net sales of ENTEREG; and a one-time, sales-related milestone of $15.0 million. As a result of the Termination Agreement, we will assume all responsibilities related to the commercialization of ENTEREG and we intend to double the size of our ENTEREG field force to approximately 50 employees. The Termination Agreement will become effective on August 31, 2011, unless extended to September 30, 2011 by us at our option upon written notice to Glaxo. Upon the closing of the Termination Agreement, the existing Collaboration Agreement dated April 14, 2002, as amended (the Collaboration Agreement), the Distribution Services Agreement dated as of June 29, 2004, as amended, and certain other ENTEREG-related agreements will be terminated.

For the six months ended June 30, 2011, our total revenues and net loss were $23.2 million and $9.1 million, respectively. Net sales of ENTEREG for the six months ended June 30, 2011 were $15.7 million. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations. In addition, our long-term success is highly dependent on the results of our Phase 2 clinical trials with respect to ADL5945, our most advanced development candidate. There is no assurance that these studies will yield positive results, and even if the results are positive, our currently available resources are insufficient to fund a Phase 3 clinical program for ADL5945 without securing a collaboration partner or raising proceeds in the capital markets.

ENTEREG

ENTEREG currently is detailed primarily by Glaxo’s national hospital-based sales organization, pending our reacquisition of Glaxo’s rights to ENTEREG as discussed above. In certain hospitals, we co-promote ENTEREG with a field force that numbers approximately 25 persons. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.®) Program.

Under the current Collaboration Agreement with Glaxo, we have a profit-sharing arrangement pursuant to which we receive 45% and Glaxo receives 55% of profits and losses, as defined, through June 2011, after which the split is 50% each. Profits and losses are calculated as net sales of ENTEREG in the United States less certain agreed-upon costs, subject to certain adjustments.

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

In October 2010, we initiated a Phase 2 study of ADL5945 in chronic non-cancer pain patients suffering from OIC. The study will evaluate two doses of ADL5945 (0.10 mg and 0.25 mg given twice daily) versus placebo over a 4-week, double-blind treatment period, with approximately 120 patients expected to enroll (n = 40/treatment group). In January 2011, we initiated a second Phase 2 study of ADL5945 (0.25 mg) in patients suffering from OIC. The study design is similar to the Phase 2 study initiated in October 2010; however, once-daily dosing will be evaluated with approximately 80 patients (n = 40/treatment group) expected to enroll. The primary endpoint of the studies will be the change from baseline in the weekly average number of SBMs over the 4-week treatment period. In June 2011, we announced that we had completed enrollment in both Phase 2 studies of ADL5945. Results from these studies are expected in August 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $32.1 million at June 30, 2011 and $46.6 million at December 31, 2010, representing 56% and 88% of our total assets, respectively. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $8.7 million at June 30, 2011 compared to $38.3 million at December 31, 2010. The decrease in cash, cash equivalents and short-term investments and working capital was driven by the use of cash to fund our operations during the six months ended June 30, 2011. In addition, working capital also decreased by $12.4 million as a result of the reclassification of the non-current portion of Glaxo deferred revenue to current liabilities in June 2011 due to the change in the estimated performance period under the Collaboration Agreement, which is expected to end on August 31, 2011.

The following is a summary of selected cash flow information for the six months ended June 30, 2011 and 2010:

	Six Months ended June 30,
	2011	2010
Net loss	$(9,092,748)	$(17,876,589)
Adjustments for non-cash operating items	(5,617,445)	(4,904,687)

	(14,710,193)	(22,781,276)
Net change in assets and liabilities	353,051	1,872,950

Net cash used in operating activities	$(14,357,142)	$(20,908,326)

Net cash provided by investing activities	$17,911,977	$18,058,516

Net cash used in financing activities	$(6,926)	$(17,931)

Net Cash Used in Operating Activities

Net operating cash outflows of $14.4 million and $20.9 million for the six months ended June 30, 2011 and 2010, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, expenditures for property and equipment and proceeds from the sale of equipment. Capital expenditures are primarily for the purchase of furniture and fixtures, office equipment and leasehold improvements associated with our leased facility.

Net cash provided by investing activities was $17.9 million for the six months ended June 30, 2011 as compared to $18.1 million for the six months ended June 30, 2010.

We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consists of U.S. Treasury obligations.

Outlook

We expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities and amounts received under collaboration agreements. Our accumulated deficit at June 30, 2011 was $539.3 million and we expect to continue to incur substantial losses for at least the next several years. In addition, under our Termination Agreement with Glaxo, we are required to pay Glaxo $25.0 million in seven installments over a six-year period, including $2.5 million upon the closing of the transaction in 2011. We recorded an intangible asset and a corresponding payment obligation on our balance sheet as of June 30, 2011 based on the present value of the $25.0 million of payments. Commencing upon our closing of the Termination Agreement, this intangible asset and payable will result in additional amortization expense and interest expense for us over the next several years. Also, as a result of revising the estimated performance period under the Collaboration Agreement, we expect to record the remaining deferred revenue balance of $16.8 million to contract revenues during the third quarter of 2011.

We may never generate significant product sales, achieve profitable operations or generate positive cash flows from operations and, even if profitable operations are achieved, they may not be sustained on a continuing basis or sufficient to support our current or projected levels of investment in our research and development programs and our other operations. At this time, we cannot accurately assess a number of factors that will influence the levels of future product sales, such as the degree of market acceptance, patent protection and exclusivity of ENTEREG, the impact of competition, the effectiveness of our sales and marketing efforts for ENTEREG and the outcome of our current efforts to develop, receive approval for and successfully launch other product candidates. However, at current expenditure levels, we will need ENTEREG sales to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flows from operations.

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. During 2011, we have funded Phase 2 studies of ADL5945 in OIC and our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy. We also expect to continue to conduct research, preclinical studies and process development activities on our other product candidates, although as a result of our restructurings in 2009 and 2010, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time. There is no assurance that these studies will yield positive results, and even if the results are positive, our currently available resources are insufficient to fund a Phase 3 clinical program for ADL5945 without either securing a collaboration partner or raising proceeds in the capital markets.

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

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Revenues

The following table sets forth revenues for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product sales, net	$8,222,865	$6,259,271	$15,673,715	$11,549,502
Contract revenues	5,967,502	4,687,022	7,547,150	10,064,878

Total revenues, net	$14,190,367	$10,946,293	$23,220,865	$21,614,380

Product Sales, Net

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. Net sales of ENTEREG were $8.2 million and $6.3 million for the three months ended June 30, 2011 and 2010, respectively, and $15.7 million and $11.5 million for the six months ended June 30, 2011 and 2010, respectively. The increases in net product sales during 2011 as compared to the same periods in 2010 were driven primarily by an increase in the number of hospitals ordering ENTEREG and increased penetration within existing hospital customers, as well as the impact of pricing changes since the first quarter of 2010.

Contract Revenues

Contract revenues are derived from our collaboration agreements with Glaxo and Pfizer and include milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. For the three months ended June 30, 2011 and 2010, contract revenues were $6.0 million and $4.7 million, respectively. This increase, as compared to the same period in 2010, was due primarily to $4.4 million of additional amortization of deferred revenue resulting from the prospective revision of the estimated performance period of the Collaboration Agreement from March 2016 to August 2011. This increase was partially offset by decreases resulting from the termination of the Pfizer collaboration agreement in December 2010. As of December 31, 2010, the up-front Pfizer license fees were fully amortized and substantially all development activities under the collaboration agreement had been completed.

Contract revenues were $7.5 million and $10.1 million for the six months ended June 30, 2011 and 2010, respectively. The decrease period-over-period primarily resulted from the termination of the Pfizer collaboration agreement in December 2010, offset partially by the $4.4 million of additional deferred revenue amortization resulting from the Termination Agreement with Glaxo.

Operating Expenses

The following table sets forth operating expenses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of product sales	$948,235	$677,283	$1,818,155	$1,267,235
Research and development	6,638,278	9,595,492	13,489,424	20,113,632
Selling, general and administrative	8,555,176	9,002,026	17,252,494	18,229,255

Total operating expenses	$16,141,689	$19,274,801	$32,560,073	$39,610,122

Cost of Product Sales

Cost of product sales was $0.9 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $1.8 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively, and consisted of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. The increases were primarily due to increased sales of ENTEREG and higher FDA fees. Cost of product sales as a percentage of net product sales was 12% and 11% for the three and six months ended June 30, 2011 and 2010, respectively.

Costs associated with the manufacture of alvimopan prior to FDA approval of ENTEREG in May 2008 were expensed to research and development. As a result, at June 30, 2011, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the consolidated balance sheet. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel and overhead expenses.

Research and development expenses were $6.6 million and $9.6 million for the three months ended June 30, 2011 and 2010, respectively, and $13.5 million and $20.1 million for the six months ended June 30, 2011 and 2010, respectively, and consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
External research and development expenses:
OIC program	$3,028,649	$1,962,080	$6,477,313	$4,128,003
ENTEREG	1,010,470	579,122	1,744,535	1,145,124
Delta agonist program	—	2,302,198	214,374	5,281,492
Other programs	88,429	665,352	166,029	1,140,705

Total external research and development expenses	4,127,548	5,508,752	8,602,251	11,695,324
Total internal research and development expenses	2,510,730	4,086,740	4,887,173	8,418,308

Total research and development expenses	$6,638,278	$9,595,492	$13,489,424	$20,113,632

We report all expenses gross within our consolidated statements of operations and, as such, the ENTEREG and delta agonist program lines in the above table do not reflect any cost reimbursements from Glaxo and Pfizer, respectively.

Total research and development expenses decreased during the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to lower delta agonist program expenses resulting from the December 2010 decision to terminate our collaboration agreement with Pfizer, lower expenses in other programs and reductions in internal research and development expenses resulting from our restructuring in July 2010. These decreases were partially offset by higher OIC program costs, which resulted from our Phase 2 clinical testing for ADL5945 that was initiated during the third quarter of 2010. Also, ENTEREG expenses increased due to a higher level of activity in the Phase 4 radical cystectomy trial.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $8.6 million and $9.0 million for the three months ended June 30, 2011 and 2010, respectively, and $17.3 million and $18.2 million for the six months ended June 30, 2011 and 2010, respectively. Included in selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 were $3.2 million and $1.7 million, respectively, of profit-sharing expenses under the Glaxo collaboration agreement. Profit-sharing expenses were $6.1 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively. The higher profit-sharing expenses were driven by improved profitability resulting primarily from increased sales of ENTEREG. Remaining selling, general and administrative expenses decreased for the three and six months ended June 30, 2011 as compared to the same periods in 2010 primarily due to a reduction in general and administrative expenses as a result of our July 2010 restructuring and lower marketing expenses period-over-period.

Interest Income and Other Income, Net

The following table sets forth interest income and other income, net, for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$10,374	$51,458	$31,000	$119,153
Other income, net	104,572	—	215,460	—

Total interest income and other income, net	$114,946	$51,458	$246,460	$119,153

Interest Income

Our interest income was $10,000 and $51,000 for the three months ended June 30, 2011 and 2010, respectively, and $31,000 and $119,000 for the six months ended June 30, 2011 and 2010, respectively. The decreases period-over-period were due to lower investment balances resulting primarily from the use of cash in operating activities.

Other Income, Net

Other income, net, was $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively, and consisted primarily of sublease income related to certain laboratory and office space at our corporate office.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We develop and periodically change these estimates and assumptions based on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2010 in the “Critical Accounting Policies and Estimates” section and the “Recently Issued Accounting Pronouncements” section of Part II, Item 7 and in Note 2 to the consolidated financial statements within Part II, Item 8.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The fair value of our investment portfolio at June 30, 2011 totaled $24.0 million, and the weighted-average yield-to-maturity was approximately 0.1% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future success is highly dependent on the results of our clinical development efforts, particularly with respect to our OIC program where we are testing ADL5945 in Phase 2 clinical trials. While earlier studies of ADL5945 supported the initiation of the Phase 2 studies, there is no assurance that these studies will yield positive results. If the results are not positive, we may need to discontinue development of our OIC program, which currently is our most advanced clinical program. Even if the results are positive, our currently available resources are insufficient to fully fund a Phase 3 clinical program in OIC without securing a partner for this program or raising proceeds in the capital markets. We cannot be certain that such a partnership or capital raising transaction would be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Even if we are able to successfully develop ADL5945, we still face significant commercial hurdles. There are a number of other products in various stages of clinical development for OIC that could have a material adverse impact on our ability to successfully market and sell ADL5945.

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

•	the number of hospitals that register for the E.A.S.E. Program;

•	the ability to obtain formulary acceptance of ENTEREG at registered hospitals;

•	the effectiveness of our sales and marketing efforts;

•	the occurrence of any side effects, adverse reactions or misuse (or any unfavorable publicity relating thereto) stemming from the use of ENTEREG; and

•	the development of competing products or therapies that accelerate GI recovery following bowel resection surgery.

Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations.

Upon our reacquisition of Glaxo’s rights to ENTEREG, we will be solely responsible for all commercialization activities for the product. We have both limited resources and limited experience with respect to commercial activities and may be unsuccessful in our efforts to increase ENTEREG sales.

Since 2008, we have been highly dependent on the efforts and expertise of Glaxo for the distribution, marketing and selling of ENTEREG. Glaxo’s active participation in the promotion of ENTEREG is expected to end in August 2011, after which we will become solely responsible for all sales, marketing and distribution activities related to the product. While we have co-promoted ENTEREG alongside Glaxo for the past three years in certain geographic areas, we have never been solely responsible for the selling efforts in these areas. In a number of other regions where Adolor currently does not have a sales presence, we will have to hire, train and deploy new sales personnel to cover accounts currently covered by Glaxo. Even with the combination of our existing force and newly hired force, we will have a smaller number of sales representatives promoting ENTEREG than are currently detailing the product. In addition, there will be certain geographic areas where we no longer will rely on personal promotion. We will need to rapidly integrate newly hired personnel into our existing organization and seamlessly transition Glaxo’s selling activities without impacting our customer relationships or sales of ENTEREG. If these future sales efforts are less successful than the current Adolor-Glaxo efforts, there could be a material adverse effect on the level of ENTEREG sales.

We also have been highly dependent on efforts and expertise of Glaxo for all aspects of the distribution of ENTEREG. In anticipation of the transition of these responsibilities to us, we have entered into agreements with third-parties to provide all distribution and logistics services for ENTEREG, including warehousing of finished product, accounts receivable management, billing, collection, recordkeeping and government price reporting obligations. If our third-party service providers do not provide these services in a timely or professional manner, it could significantly disrupt our commercial operations, damage our relationships with customers and negatively impact sales of ENTEREG.

We expect to continue to incur significant operating losses over the next several years and without additional funding, we likely will be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and as of June 30, 2011, our accumulated deficit was $539.3 million and our cash, cash equivalents and short-term investments were $32.1 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. We expect to continue to generate substantial losses and utilize substantial amounts of cash, cash equivalents and short-term investments for the foreseeable future, driven primarily by expenditures related to research and development and sales and marketing activities. In addition, under our Termination Agreement with Glaxo, we are required to pay Glaxo $25.0 million in seven installments over a six-year period, including $2.5 million payable upon the effective date of the transaction.

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

In April 2007, Glaxo and we announced the results of Study 014, a Phase 3 long-term safety study of alvimopan in patients taking opioids for chronic non-cancer pain and experiencing opioid bowel dysfunction. Results from Study 014 showed a higher number of myocardial infarctions reported by patients treated long-term (1 year) with alvimopan compared to placebo. As a result, ENTEREG was approved in its labeled indication by the FDA subject to a Risk Evaluation and Mitigation Strategy (REMS). The FDA determined that a REMS is necessary to ensure that the benefits of ENTEREG outweigh the risks. The REMS is subject to modification by the FDA at anytime and it is possible that the FDA could require changes to the REMS or other restrictions that would make it even more difficult to market and sell ENTEREG.

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

The market price for our common stock has been, and in the future, may continue to be, highly volatile. For example, during the period January 1, 2008 through June 30, 2011, the price of our common stock reached a low of $1.00 per share on July 7, 2010 and a high of $6.09 per share on May 21, 2008.

The market price for our common stock is highly dependent on, among other things, the performance of ENTEREG in the market, the success of our product development efforts, the amount of our available cash and investments and our level of cash utilization. Negative announcements, including, among others:

•	disappointing sales of ENTEREG;

•	negative clinical trial results or adverse regulatory decisions for our product candidates;

•	disappointing developments concerning potential business partners for our product candidates;

•	capital-raising transactions that are dilutive to existing stockholders or involve the issuance of debt securities;

•	adverse period-to-period fluctuations in our sales or operating results or financial results that fall below the market’s expectations; or

•	legal challenges, disputes and/or other adverse developments impacting patents or other proprietary rights that protect our products,

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

Our success is highly dependent on the efforts of our third-party contractors and on our ability to secure future partnerships.

Because we have limited resources, we seek to enter into, and in the past we have entered into, agreements with other pharmaceutical companies and third-party contractors. These agreements may call for these third-parties to control or play a significant role in, among other things:

•	the development of a product candidate, including, among other things, toxicology, formulation and clinical research efforts;

•	the design and execution of clinical studies;

•	the process of obtaining regulatory approval to market the product; and

•	the distribution, manufacturing, marketing and selling of any approved product.

In each of these areas, our partners may not support fully our research and commercial interests since our programs may compete for time, attention and resources with other programs at these partners. As such, we cannot be sure that our partners will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions.

Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product and product candidates, which would likely materially impact our financial condition, results of operations and outlook. In addition, any termination of our collaboration agreements will terminate the funding we may receive under the relevant collaboration agreement and may materially and adversely impact our ability to fund further development efforts and our progress in our development programs. For example, in December 2010, Pfizer and we announced that we were discontinuing further development of our delta opioid receptor agonist compounds, ADL5859 and ADL5747, and terminating our collaboration agreement effective as of March 16, 2011. We had been developing these compounds under an exclusive worldwide license and collaboration agreement; however, clinical evaluation in multiple indications had not yielded compelling evidence for either party to continue the development program.

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

We are required to submit pricing data to the federal government as a condition of selling ENTEREG to healthcare facilities of the VA, Department of Defense (DoD), Public Health Service and U.S. Coast Guard (collectively, the VA Network). These price reports are used to determine the amount of discount that must be provided to the VA Network. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. We currently depend upon Glaxo to calculate these prices for ENTEREG and upon closing of the Termination Agreement will be solely responsible for these calculations; it is possible that the methodologies used for calculating these prices could be challenged under false claims laws or other laws. If our methodologies are incorrect, we could face substantial liability.

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

Under our collaboration agreements with Glaxo and Pfizer, there are certain limitations on the ability of Glaxo and Pfizer to acquire our securities. These limitations make it more difficult for Glaxo or Pfizer to acquire us, even if such an acquisition would benefit our stockholders. The limitations do not prevent Glaxo or Pfizer, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities. As a result of the termination of our collaboration agreement with Pfizer effective March 16, 2011, the limitations on Pfizer’s ability to acquire our securities will terminate effective March 16, 2013. In addition, as a result of the Termination Agreement with Glaxo, the limitations on Glaxo’s ability to acquire our securities are expected to terminate in the third quarter of 2012.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	Amendment No. 6, dated as of June 14, 2011, to the Collaboration Agreement by and between Glaxo Group Limited and Adolor Corporation.

10.2*	Termination Agreement, dated as of June 14, 2011, by and among Adolor Corporation, Glaxo Group Limited and GlaxoSmithKline LLC (formerly known as SmithKline Beecham Corporation d/b/a GlaxoSmithKline). (1)

10.3†	Adolor Corporation Amended and Restated 2011 Stock-based Incentive Compensation Plan, effective as of May 17, 2011, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2011.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Compensation plans and arrangements for executive officers and others.
(1)	Portions of the Exhibit have been omitted and filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
#	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: August 3, 2011	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)