Form 10-Q
period 2011-09-30
ADOLOR CORP
filed 2011-11-10
CIK 1076167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each class of the registrant’s common stock, as of the latest practicable date

Class	Outstanding as of October 14, 2011
Common Stock, par value $0.0001 per share	46,601,704 shares

ADOLOR CORPORATION AND SUBSIDIARY

FORM 10-Q

September 30, 2011

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical facts or statements of current condition, this report and the documents into which this report is and will be incorporated contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements contained in this report or incorporated herein by reference constitute our expectations or forecasts of future events as of the date this report was filed with the Securities and Exchange Commission and are not statements of historical fact. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “will,” “estimate,” “expect,” “project,” “intend,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning in connection with any discussion of, among other things, sales, future operating or financial performance, strategic initiatives and business strategies, regulatory or competitive environments, our intellectual property and product development. In particular, these forward-looking statements include, among others, statements about:

•	the proposed acquisition of us by Cubist Pharmaceuticals;

•	our dependence on sales of ENTEREG® (alvimopan) in the United States and the commercial prospects and future marketing efforts for this product;

•	our ability to attract future partners to finance development and commercialization of our product candidates;

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

Any or all of our forward-looking statements in this report and in the documents that we have referred you to may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Therefore, you should not place undue reliance on any such forward-looking statements. The factors that could cause actual results to differ from those expressed or implied by our forward-looking statements include, among others:

•	any delays or unexpected events related to the proposed acquisition of us by Cubist Pharmaceuticals;

•	the acceptance of ENTEREG by hospital formularies and pharmacies, physicians and patients in the marketplace;

•	our ability to successfully market and sell ENTEREG following our reacquisition of Glaxo Group Limited’s rights to ENTEREG;

•	delays or setbacks with respect to research programs, clinical trials or manufacturing or commercial activities;

•	the timing and unpredictability of regulatory actions;

•	our ability to develop and commercialize new products effectively;

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	the inability to adequately protect our key intellectual property rights;

•	the loss of key management or scientific personnel;

•	the activities of our competitors;

•	regulatory, legal or other setbacks with respect to our operations or business;

•	market conditions in the capital markets and the biopharmaceutical industry that make raising capital or consummating acquisitions difficult, expensive or both; and

ii

•	enactment of new government laws, regulations, court decisions, regulatory interpretations or other initiatives that are adverse to us or our interests.

We do not intend to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. We discuss in more detail the risks that we anticipate in Part II, Item 1A of this report. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

iii

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$13,164,767	$4,603,327
Short-term investments	9,999,800	41,983,210
Accounts receivable, net	3,060,124	3,105,493
Inventory	1,125,570	933,857
Prepaid expenses and other current assets	942,771	1,560,725

Total current assets	28,293,032	52,186,612
Equipment and leasehold improvements, net	330,424	464,052
Other assets	107,000	107,000
Intangible asset, net (Note 3)	19,188,753	—

Total assets	$47,919,209	$52,757,664

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,016,690	$272,607
Accrued expenses	8,575,959	8,923,508
Payable to Glaxo—current (Note 3)	2,796,297	—
Deferred revenue and rent—current	171,727	4,645,674

Total current liabilities	12,560,673	13,841,789
Deferred revenue and rent—non-current	114,485	19,257,551
Payable to Glaxo—non-current (Note 3)	14,179,320	—

Total liabilities	26,854,478	33,099,340

Commitments

Stockholders’ equity:
Series A Junior Participating preferred stock, $0.01 par value; 35,000 shares authorized; none issued and outstanding	—	—
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 46,627,425 and 46,433,663 shares issued; 46,601,704 and 46,414,759 shares outstanding at September 30, 2011 and December 31, 2010, respectively	4,663	4,643
Additional paid-in capital	551,513,290	549,929,447
Treasury stock, at cost, 25,721 and 18,904 shares at September 30, 2011 and December 31, 2010, respectively	(36,608)	(26,301)
Unrealized gains on available for sale securities	1,124	5,660
Accumulated deficit	(530,417,738)	(530,255,125)

Total stockholders’ equity	21,064,731	19,658,324

Total liabilities and stockholders’ equity	$47,919,209	$52,757,664

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product sales, net	$7,816,082	$6,528,496	$23,489,797	$18,077,998
Contract revenues	17,097,130	4,145,113	24,644,280	14,209,991

Total revenues, net	24,913,212	10,673,609	48,134,077	32,287,989

Operating expenses incurred:
Cost of product sales	917,773	730,337	2,735,928	1,997,572
Research and development	6,011,827	6,425,667	19,501,251	26,539,299
Selling, general and administrative	9,107,593	7,750,777	26,360,087	25,980,032
Restructuring charge	—	1,918,701	—	1,918,701

Total operating expenses	16,037,193	16,825,482	48,597,266	56,435,604

Income (loss) from operations	8,876,019	(6,151,873)	(463,189)	(24,147,615)
Interest income	6,142	38,505	37,142	157,658
Interest expense	(112,421)	—	(112,421)	—
Other income, net	160,395	51,517	375,855	51,517

Net income (loss)	$8,930,135	$(6,061,851)	$(162,613)	$(23,938,440)

Basic net income (loss) per share	$0.19	$(0.13)	$(0.00)	$(0.52)

Diluted net income (loss) per share	$0.19	$(0.13)	$(0.00)	$(0.52)

Shares used in computing basic net income (loss) per share	46,506,036	46,351,148	46,434,971	46,332,662

Shares used in computing diluted net income (loss) per share	47,926,541	46,351,148	46,434,971	46,332,662

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$8,930,135	$(6,061,851)	$(162,613)	$(23,938,440)
Other comprehensive loss:
Unrealized losses on available for sale securities, net	(3,320)	(6,163)	(4,536)	(18,916)

Comprehensive income (loss)	$8,926,815	$(6,068,014)	$(167,149)	$(23,957,356)

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Unrealized Gains on Available for Sale Securities	Accumulated Deficit	Total Stockholders’ Equity

	Number of Shares	Amount		Number of Shares	Amount
Balance, January 1, 2011	46,433,663	$4,643	$549,929,447	18,904	$(26,301)	$5,660	$(530,255,125)	$19,658,324
Vesting of deferred stock	193,762	20	(20)	—	—	—	—	—
Stock-based compensation expense	—	—	1,583,863	—	—	—	—	1,583,863
Treasury stock acquired	—	—	—	6,817	(10,307)	—	—	(10,307)
Unrealized losses on available for sale securities, net	—	—	—	—	—	(4,536)	—	(4,536)
Net loss	—	—	—	—	—	—	(162,613)	(162,613)

Balance, September 30, 2011	46,627,425	$4,663	$551,513,290	25,721	$(36,608)	$1,124	$(530,417,738)	$21,064,731

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Net cash flows from operating activities:
Net loss	$(162,613)	$(23,938,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,591,882	2,219,460
Amortization of premiums and discounts on short-term investments	(30,475)	(79,493)
Amortization of deferred revenue and rent	(23,617,013)	(10,003,803)
Depreciation and amortization expense	391,033	276,125
Non-cash interest expense	112,421	—
Changes in assets and liabilities:
Accounts receivable	45,369	811,603
Inventory	(199,732)	(38,806)
Prepaid expenses and other current assets	617,954	1,518,037
Accounts payable	744,083	(1,161,867)
Accrued expenses	(347,549)	714,121

Net cash used in operating activities	(20,854,640)	(29,683,063)

Net cash flows from investing activities:
Purchases of equipment and leasehold improvements	(83,321)	(37,521)
Proceeds from disposal of equipment	359	63,458
Purchases of short-term investments	(16,990,651)	(38,926,813)
Maturities of short-term investments	49,000,000	68,000,000

Net cash provided by investing activities	31,926,387	29,099,124

Net cash flows from financing activities:
Payment of withholding taxes related to deferred stock units	(10,307)	(17,931)
Payment of Glaxo obligation under Termination Agreement	(2,500,000)	—

Net cash used in financing activities	(2,510,307)	(17,931)

Net increase (decrease) in cash and cash equivalents	8,561,440	(601,870)
Cash and cash equivalents at beginning of period	4,603,327	7,213,666

Cash and cash equivalents at end of period	$13,164,767	$6,611,796

Supplemental disclosure of cash flow information:
Change in unrealized losses on available for sale securities, net	$(4,536)	$(18,916)
Intangible asset related to Termination Agreement (Note 3)	19,363,196	—

The accompanying notes are an integral part of these consolidated financial statements.

ADOLOR CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

1. ORGANIZATION AND BUSINESS ACTIVITIES

Adolor Corporation (the Company) is a biopharmaceutical company focused on the discovery, development and commercialization of novel prescription pain and pain-management products. The Company’s commercial product, ENTEREG® (alvimopan), is indicated to accelerate upper and lower gastrointestinal (GI) recovery following partial large or small bowel resection surgery with primary anastomosis. Delayed GI recovery following bowel resection surgery can postpone hospital discharge until its resolution, resulting in an increased cost burden on healthcare providers. From the launch of ENTEREG in the United States in mid-2008 through August 2011, the Company co-promoted ENTEREG in collaboration with Glaxo Group Limited (Glaxo). On August 31, 2011, the Company and Glaxo completed a transaction whereby the Company reacquired Glaxo’s rights to ENTEREG and assumed all responsibilities related to commercial activities (see Note 3).

The Company is developing ADL5945, a peripherally-acting mu opioid receptor antagonist intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia, to treat chronic non-cancer pain patients with opioid-induced constipation (OIC). In August 2011, the Company announced positive results for its Phase 2 trials of ADL5945 in patients suffering from OIC, a condition that often results from long-term use of opioid analgesics in the management of chronic pain conditions.

The Company has other product candidates in various stages of clinical and preclinical development. The Company has completed Phase 1 clinical evaluation of ADL7445, a potential backup compound to ADL5945 for OIC, and ADL6906 (beloxepin), a compound with a novel and potentially differentiating pharmacological profile for treating chronic pain. Adolor’s preclinical pipeline includes novel, selective centrally-acting mu opioid receptor antagonists (CAMORs) currently in development for the treatment of l-DOPA-induced dyskinesia associated with Parkinson’s disease.

On October 24, 2011, Cubist Pharmaceuticals, Inc. (Cubist) and the Company announced the signing of a definitive merger agreement under which Cubist will acquire all of the outstanding shares of the Company. The transaction is expected to be completed in the fourth quarter of 2011 (see Note 9).

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

Product Sales Recognition

ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. Hospital orders are processed through wholesalers; however, ENTEREG is drop-shipped directly to an ordering hospital registered under the ENTEREG Access Support and Education (E.A.S.E.®) Program. The Company recognizes revenue from product sales when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collectability is reasonably assured.

The Company records product sales net of prompt payment discounts, returns, group purchasing organization fees, chargebacks and other discounts. Calculating these allowances requires significant estimates and judgments and actual results may differ from these estimates. Prior to the Company’s reacquisition of Glaxo’s ENTEREG rights on August 31, 2011, Glaxo was involved in the distribution of ENTEREG and the recording of allowances on gross sales.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 during the first quarter of 2011 did not have an impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

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

3. REACQUISITION OF GLAXO’S RIGHTS TO ENTEREG

On June 14, 2011, the Company and Glaxo entered into a Termination Agreement (the Termination Agreement) whereby the Company and Glaxo agreed to terminate the Collaboration Agreement dated April 14, 2002, as amended (the Collaboration Agreement), the Distribution Services Agreement dated as of June 29, 2004, as amended, and certain other agreements between the parties related to ENTEREG. Pursuant to the terms of the Termination Agreement, the Company agreed to reacquire Glaxo’s rights to ENTEREG and pay Glaxo: $25.0 million cash, payable in seven installments over a six-year period, $2.5 million of which was paid on August 31, 2011, the effective date of the transaction; tiered, mid-single digit royalties on annual net sales of ENTEREG and a one-time, sales-related milestone of $15.0 million. Effective September 1, 2011, the Company assumed all responsibilities related to the commercialization of ENTEREG.

As a result of the Termination Agreement, the Company recorded an intangible asset and a corresponding payment obligation of $19.4 million based on the present value of the $25.0 million of payments due to Glaxo. The present value was calculated using a discount rate of 8.0%, which the Company estimated to be its incremental borrowing rate as of June 2011. The payment obligation has been allocated between current and non-current liabilities based on the contractual payment dates and the Company imputes interest on the payable to Glaxo. The intangible asset is being amortized on a straight-line basis over its estimated useful life of approximately 9 years. For the three and nine months ended September 30, 2011, the Company recorded amortization expense of $0.2 million within selling, general and administrative expense on its consolidated statement of operations. Also as a result of the Termination Agreement, the Company revised its performance period under the Collaboration Agreement on a prospective basis to August 31, 2011, which resulted in additional amortization of deferred revenue for the three and nine months ended September 30, 2011 (see Note 7).

4. SHORT-TERM INVESTMENTS

Short-term investments consist of investment-grade, fixed-income securities with original maturities of greater than three months. All investments are classified as available for sale and are considered current assets as the contractual maturities of the Company’s short-term investments are all less than one year.

The following summarizes the short-term investments at September 30, 2011 and December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government obligations at September 30, 2011	$9,998,676	$1,124	$—	$9,999,800

U.S. Government obligations at December 31, 2010	$41,977,550	$7,301	$(1,641)	$41,983,210

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

The following table provides the Company’s assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and December 31, 2010:

	Total Carrying Value	Fair Value Measurements Using
		Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Government obligations at September 30, 2011	$9,999,800	$9,999,800	$—	$—

U.S. Government obligations at December 31, 2010	$41,983,210	$41,983,210	$—	$—

5. INVENTORY

As of September 30, 2011 and December 31, 2010, inventory consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$698,022	$67,648
Work-in-process	301,375	157,536
Finished goods	126,173	708,673

Total inventory	$1,125,570	$933,857

Inventories are stated at the lower of cost or market, as determined on a first-in, first-out, or FIFO, basis. The above inventory was manufactured subsequent to the approval of ENTEREG by the FDA. As of December 31, 2010, $0.6 million of ENTEREG finished goods inventory held at Glaxo warehouses was classified as “inventory consigned to others.” There was no inventory consigned as of September 30, 2011 as a result of the Termination Agreement.

Costs associated with the manufacture of alvimopan prior to the FDA approval of ENTEREG were expensed to research and development when incurred. As a result, at September 30, 2011 and December 31, 2010, the Company has inventory related to alvimopan, including raw material, which carries a zero-cost and is not reflected on the consolidated balance sheets at September 30, 2011 and December 31, 2010.

6. STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2011, the Company granted options to purchase 663,500 shares of common stock to employees and non-employee directors. The employee stock options vest annually over a four-year period beginning from the date of grant and the non-employee director stock options vest annually over either a one- or two-year period beginning from the date of grant. All stock options were granted with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The weighted-average exercise price of options granted during the nine months ended September 30, 2011 was $1.65. The grant-date fair value of the options granted during the nine months ended September 30, 2011 was $0.6 million and such amount will be recognized over the vesting periods of the options.

During the nine months ended September 30, 2011, 55,012 deferred stock awards vested under the terms of employee and non-employee director grant agreements. In addition, 138,750 performance stock awards vested upon the successful completion of the Company’s Phase 2 OIC trials of ADL5945 during the third quarter of 2011 and the Company recorded $0.1 million of compensation expense related to these vested performance shares. In connection with the vesting of the deferred and performance stock awards, 186,945 shares of the Company’s common stock were issued to employees and non-employee directors and 6,817 employee shares were surrendered to the Company in satisfaction of minimum tax withholding obligations. The surrendered shares were recorded as treasury stock on the Company’s consolidated balance sheet.

For the nine months ended September 30, 2011, compensation expense recognized related to outstanding stock options, deferred and restricted stock awards and performance stock awards was $1.6 million.

7. CONTRACT REVENUES

Contract revenues consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization of deferred revenue	$16,843,999	$3,291,670	$23,488,218	$9,875,008
Cost reimbursement under collaboration agreements	253,131	853,443	1,156,062	4,334,983

Total contract revenues	$17,097,130	$4,145,113	$24,644,280	$14,209,991

In April 2002, the Company entered into the Collaboration Agreement with Glaxo for the exclusive worldwide development and commercialization of ENTEREG for certain indications. Under the terms of the agreement, Glaxo paid the Company a non-refundable and non-creditable signing fee of $50.0 million. The $50.0 million signing fee was recorded as deferred revenue and was recognized as revenue on a straight-line basis over the estimated performance period under the Collaboration Agreement. Prior to the execution of the Termination Agreement (see Note 3), the estimated performance period extended through March 2016. As a result of the Termination Agreement, the remaining deferred revenue was recognized through August 31, 2011, the closing date of the Termination Agreement. Revenue related to the Glaxo Collaboration Agreement of $12.4 million and $0.8 million was recognized in the three months ended September 30, 2011 and 2010, respectively, and $17.2 million and $2.5 million was recognized in the nine months ended September 30, 2011 and 2010, respectively.

During the first quarter of 2009, the Company and Glaxo entered into Amendment No. 4 to the Collaboration Agreement, under which Glaxo paid the Company $8.4 million. The $8.4 million was recorded as deferred revenue and was recognized as revenue on a straight-line basis over the estimated remaining performance period under the Collaboration Agreement. Revenue related thereto of $4.5 million and $0.3 million was recognized in the three months ended September 30, 2011 and 2010, respectively, and $6.2 million and $0.9 million was recognized in the nine months ended September 30, 2011 and 2010, respectively.

The effect of the change in the performance period under the Collaboration Agreement was an increase to net income of $15.7 million, or $0.34 and $0.33 per basic and diluted share, respectively, for the three months ended September 30, 2011 and a decrease to net loss of $20.1 million, or $0.43 per share, for the nine months ended September 30, 2011.

Certain external expenses incurred in the United States by each party were reimbursed pursuant to contractually agreed percentages. Reimbursement amounts owed to the Company by Glaxo were recorded gross in the consolidated statements of operations as contract revenues. The Company recorded Collaboration Agreement reimbursements from Glaxo of $0.3 million and $0.7 million during the three months ended September 30, 2011 and 2010, respectively, and $1.0 million and $1.2 million during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, $0.4 million was receivable from Glaxo for reimbursement of expenses incurred by the Company pursuant to the Collaboration Agreement. Effective upon the closing of the Termination Agreement, all expenses are being incurred by the Company and none of those expenses will be reimbursed by Glaxo.

In December 2007, the Company entered into a collaboration agreement with Pfizer for the exclusive worldwide development and commercialization of ADL5859 and ADL5747. Under the terms of the agreement, Pfizer paid the Company an up-front payment of $30.0 million and reimbursed $1.9 million of Phase 2a development costs incurred by the Company prior to entering into the collaboration agreement. The $31.9 million up-front fee was recorded as deferred revenue and was recognized as revenue on a straight-line basis over the estimated performance period under the collaboration agreement, which ended in December 2010. The Company recorded revenue related to the deferred license fees under the collaboration agreement with Pfizer of $2.2 million for the three months ended September 30, 2010 and $6.5 million for the nine months ended September 30, 2010. In December 2010, Pfizer and the Company announced that they were discontinuing further development of ADL5859 and ADL5747 and terminating their collaboration agreement, effective as of March 16, 2011. Based on the clinical evaluation of ADL5859 and ADL5747 in multiple indications, the companies concluded that there was not compelling evidence to continue the development program. As the Company had completed substantially all performance under the collaboration agreement as of December 31, 2010, the performance period was not extended beyond December 2010.

The Company recorded no collaboration cost reimbursement from Pfizer for the three months ended September 30, 2011 and $0.1 million of collaboration cost reimbursement for the three months ended September 30, 2010. Cost reimbursements were $0.1 million and $3.1 million for the nine months ended September 30, 2011 and 2010, respectively. There was no receivable from Pfizer as of September 30, 2011 for reimbursement of expenses incurred by the Company pursuant to the collaboration agreement. The Company does not expect to incur any significant additional expenses associated with the termination.

8. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of shares issuable upon the exercise of stock options and unvested deferred, restricted and performance stock awards calculated using the treasury stock method. Because the inclusion of potential common share equivalents would be anti-dilutive for the three months ended September 30, 2010 as well as the nine months ended September 30, 2011 and 2010 as a result of the net losses, diluted net loss per share is the same as basic net loss per share for those periods. The calculations of net income (loss) per share, basic and diluted, for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic Net Income (Loss) Per Share
Net income (loss)	$8,930,135	$(6,061,851)	$(162,613)	$(23,938,440)
Weighted average common shares outstanding	46,506,036	46,351,148	46,434,971	46,332,662

Basic net income (loss) per share	$0.19	$(0.13)	$(0.00)	$(0.52)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted Net Income (Loss) Per Share
Net income (loss)	$8,930,135	$(6,061,851)	$(162,613)	$(23,938,440)
Weighted average common shares outstanding	46,506,036	46,351,148	46,434,971	46,332,662
Dilutive effect of stock options and deferred stock units	1,420,505	—	—	—

Common stock equivalents	47,926,541	46,351,148	46,434,971	46,332,662

Diluted net income (loss) per share	$0.19	$(0.13)	$(0.00)	$(0.52)

The following table sets forth the potential common stock excluded from the calculation of diluted net income (loss) per share because its inclusion would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options to purchase common stock	3,270,022	5,689,997	5,697,525	5,689,997
Unvested performance, deferred and restricted stock units	176,250	1,963,158	1,668,042	1,963,158

9. SUBSEQUENT EVENTS

On October 24, 2011, the Company announced jointly with Cubist that the companies’ respective Boards of Directors unanimously approved an Agreement and Plan of Merger under which Cubist will acquire all of the outstanding shares of the Company for $4.25 per share in cash. In addition to the upfront cash payment, each Adolor stockholder will receive one Contingent Payment Right (CPR) entitling the holder to receive additional cash payments of up to $4.50 for each share they own if certain regulatory approvals and/or commercialization milestones for ADL5945 are achieved. The CPR will entitle each Adolor stockholder to receive up to $3.00 per share if ADL5945 receives regulatory approval in the United States and up to $1.50 per share if ADL5945 receives regulatory approval in the European Union, in both instances prior to July 1, 2019. In each case, the size of the payment would depend on the parameters of the approval. The CPR will not be publicly traded. The transaction is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as the requirement that shares representing over fifty percent of the Company’s outstanding common stock are tendered to Cubist in connection with the tender offer that commenced on November 7, 2011. The transaction is expected to be completed in the fourth quarter of 2011.

Since the announcement of the proposed transaction with Cubist, the Company has received notice of six purported class action lawsuits that have been filed against the Company, its Board of Directors, Cubist and its wholly-owned subsidiary, FRD Acquisition Corporation, alleging breach of duties in connection with Cubist’s tender offer and the proposed merger and seeking injunctive relief. The Company expects additional complaints to be filed relating to the proposed transaction. The Company intends to vigorously defend these current and any future actions.

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

We are developing ADL5945, a peripherally-acting mu opioid receptor antagonist intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia, to treat chronic non-cancer pain patients with opioid-induced constipation (OIC). In August 2011, we announced positive results for our Phase 2 trials of ADL5945 in patients suffering from OIC, a condition that often results from long-term use of opioid analgesics in the management of chronic pain conditions.

We have other product candidates in various stages of clinical and preclinical development. We have completed Phase 1 clinical evaluation of ADL7445, a potential backup compound to ADL5945 for OIC, and ADL6906 (beloxepin), a compound with a novel and potentially differentiating pharmacological profile for treating chronic pain. Our preclinical pipeline includes novel, selective centrally-acting mu opioid receptor antagonists (CAMORs) currently in development for the treatment of l-DOPA-induced dyskinesia associated with Parkinson’s disease.

On June 14, 2011, Glaxo Group Limited (Glaxo) and we entered into a Termination Agreement (the Termination Agreement) whereby we agreed to reacquire Glaxo’s rights to ENTEREG in exchange for our agreement to pay Glaxo: $25.0 million cash, payable in seven installments over a six-year period, $2.5 million of which was paid on August 31, 2011, the effective date of the transaction; tiered, mid-single digit royalties on annual net sales of ENTEREG; and a one-time, sales-related milestone of $15.0 million. Effective September 1, 2011, we assumed all responsibilities related to the commercialization of ENTEREG. Upon the closing of the Termination Agreement, the existing Collaboration Agreement dated April 14, 2002, as amended (the Collaboration Agreement), the Distribution Services Agreement dated as of June 29, 2004, as amended, and certain other ENTEREG-related agreements were terminated.

On October 24, 2011, we announced jointly with Cubist Pharmaceuticals, Inc. (Cubist) that our respective Boards of Directors unanimously approved an Agreement and Plan of Merger under which Cubist will acquire all of the outstanding shares of Adolor for $4.25 per share in cash. In addition to the upfront cash payment, each Adolor stockholder will receive one Contingent Payment Right (CPR) entitling the holder to receive additional cash payments of up to $4.50 for each share they own if certain regulatory approvals and/or commercialization milestones for ADL5945 are achieved. The transaction is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as the requirement that shares representing over fifty percent of our outstanding common stock are tendered to Cubist in connection with the tender offer that commenced on November 7, 2011. The transaction is expected to be completed in the fourth quarter of 2011.

For the nine months ended September 30, 2011, our total revenues and net loss were $48.1 million and $0.2 million, respectively. Net loss was favorably impacted by $20.1 million of additional amortization of deferred revenue resulting from the Termination Agreement with Glaxo. Net sales of ENTEREG for the nine months ended September 30, 2011 were $23.5 million. We will need net sales of ENTEREG to increase significantly beyond current levels before we will be able to achieve profitability and positive cash flow from operations. Ultimately, we may never generate sufficient revenues from ENTEREG for us to reach profitability, generate positive cash flow or sustain, on an ongoing basis, our current or projected levels of operations. In addition, our long-term success is highly dependent on the successful development of ADL5945, our most advanced development candidate. Although our Phase 2 clinical trials of ADL5945 demonstrated statistically significant and clinically relevant efficacy, our currently available resources are insufficient to fund a Phase 3 clinical program for ADL5945 without securing a collaboration partner or raising proceeds in the capital markets.

ENTEREG

Prior to September 1, 2011, ENTEREG was detailed primarily by Glaxo’s national hospital-based sales organization and we co-promoted ENTEREG in certain hospitals. Effective September 1, 2011, we assumed all responsibilities related to the commercialization of ENTEREG. ENTEREG was approved by the FDA subject to a Risk Evaluation and Mitigation Strategy under which the product is available only to hospitals that perform bowel resections and are enrolled in the ENTEREG Access Support and Education (E.A.S.E.®) Program.

Under the Collaboration Agreement with Glaxo, we had a profit-sharing arrangement pursuant to which we received 45% and Glaxo received 55% of profits and losses, as defined, through June 2011, after which the split was 50% each. Profits and losses were calculated as net sales of ENTEREG in the United States less certain agreed-upon costs, subject to certain adjustments. As discussed above, the Collaboration Agreement was terminated on August 31, 2011.

Opioid-induced Constipation (OIC) Program

Peripheral mu opioid receptors in the GI tract regulate functions such as motility, secretion and absorption. Stimulation of these GI mu opioid receptors by morphine, or other opioid analgesics, disrupts normal gut motility ultimately delaying transit time of intestinal contents. We are developing ADL5945, a small molecule, potent, peripherally-acting mu opioid receptor antagonists intended to block the adverse effects of opioid analgesics on the GI tract without affecting analgesia, to treat OIC.

In August 2011, we announced the results of our Phase 2 studies of ADL5945 in chronic non-cancer pain patients suffering from OIC. The primary endpoint of both studies was the change from baseline in the weekly average number of spontaneous bowel movements (SBMs) over four weeks.

Study 242 evaluated two doses of ADL5945 (0.10 mg and 0.25 mg given twice daily) versus placebo over a 4-week, double-blind treatment period, with approximately 120 patients enrolling (n = 40/treatment group). Statistical significance (p = 0.0003) was achieved for the primary endpoint in the 0.25 mg dose group. Response to treatment was dose dependent in Study 242, with an average change from baseline in SBM frequency over the 4-week treatment period of 1.4 SBMs for the placebo group, and 2.0 and 3.4 SBMs for the 0.10 mg and 0.25 mg doses of ADL5945, respectively. Statistical significance was not achieved for the 0.10 mg dose.

Study 243 evaluated ADL5945 (0.25 mg given once daily) in patients suffering from OIC. The study design was similar to Study 242, with approximately 80 patients enrolling (n = 40/treatment group). In Study 243, statistical significance (p = 0.01) was achieved for the primary endpoint. The average change from baseline in SBM frequency over the 4-week treatment period was 1.4 SBMs for the placebo group and 2.6 SBMs for the 0.25 mg ADL5945 treatment group.

We have completed Phase 1 testing of ADL7445 in OIC. ADL7445 currently is not undergoing additional clinical testing and is considered a backup compound to ADL5945.

Other Development Programs

ADL6906 (beloxepin) for Chronic Pain

We are developing ADL6906 (beloxepin), a dual NE reuptake inhibitor and 5-HT2 receptor antagonist, which we believe gives ADL6906 a potentially differentiated pharmacological profile for treating chronic pain. ADL6906 is active in several preclinical models of pain after oral administration. We have completed a Phase 1 multiple ascending dose study of ADL6906 that evaluated the safety, tolerability and pharmacokinetics of ADL6906 and we currently are evaluating the initiation of Phase 2 testing of ADL6906.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $23.2 million at September 30, 2011 and $46.6 million at December 31, 2010, representing 48% and 88% of our total assets, respectively. We invest excess cash in U.S. Treasury obligations. Our working capital, which is calculated as current assets less current liabilities, was $15.7 million at September 30, 2011 compared to $38.3 million at December 31, 2010. The decrease in cash, cash equivalents and short-term investments and working capital was primarily driven by the use of cash to fund our operations during the nine months ended September 30, 2011 as well as the $2.5 million paid to Glaxo in conjunction with the termination of the Collaboration Agreement.

The following is a summary of selected cash flow information for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Net loss	$(162,613)	$(23,938,440)
Adjustments for non-cash operating items	(21,552,152)	(7,587,711)

	(21,714,765)	(31,526,151)
Net change in assets and liabilities	860,125	1,843,088

Net cash used in operating activities	$(20,854,640)	$(29,683,063)

Net cash provided by investing activities	$31,926,387	$29,099,124

Net cash used in financing activities	$(2,510,307)	$(17,931)

Net Cash Used in Operating Activities

Net operating cash outflows of $20.9 million and $29.7 million for the nine months ended September 30, 2011 and 2010, respectively, resulted primarily from research and development expenditures associated with our product candidates and selling, general and administrative expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities relates to purchases and maturities of investment securities, expenditures for property and equipment and proceeds from the sale of equipment. Capital expenditures are primarily for the purchase of furniture and fixtures, office equipment and leasehold improvements associated with our leased facility.

Net cash provided by investing activities was $31.9 million for the nine months ended September 30, 2011 as compared to $29.1 million for the nine months ended September 30, 2010. The increase in net cash provided by investing activities period-over-period was primarily attributable to a decrease in the purchases of short-term investments, partially offset by a decrease in maturities of short-term investments.

Net Cash Used in Financing Activities

Net cash used in financing activities was $2.5 million for the nine months ended September 30, 2011 as compared to $18,000 for the nine months ended September 30, 2010. The increase in net cash used in financing activities period-over-period was due to $2.5 million paid to Glaxo in the third quarter of 2011 as a result of the Termination Agreement.

We expect to fund a significant portion of our future operations through the sale or maturities of investments in our portfolio, which consists of U.S. Treasury obligations.

Outlook

On October 24, 2011, Cubist and we announced the signing of a definitive merger agreement under which Cubist will acquire all of the outstanding shares of Adolor. The transaction is expected to be completed in the fourth quarter of 2011.

If the transaction with Cubist is not completed, we expect to use our cash, cash equivalents and short-term investments to fund our operations. Since inception, we have experienced significant operating losses and negative operating cash flow and have funded our operations primarily from the proceeds received from the sale of our equity securities and amounts received under collaboration agreements. Our accumulated deficit at September 30, 2011 was $530.4 million and we expect to continue to incur substantial losses for at least the next several years. In addition, under our Termination Agreement with Glaxo, we have remaining payment obligations of $22.5 million payable to Glaxo over a six-year period. We recorded an intangible asset and a corresponding payment obligation on our balance sheet as of June 30, 2011 based on the present value of the initial $25.0 million obligation.

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

We expect to continue to incur significant levels of research and development expenditures related to our clinical product candidates. During 2011, we funded Phase 2 studies of ADL5945 in OIC and our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy. We also expect to continue to conduct research, preclinical studies and process development activities on our other product candidates, although as a result of our restructurings in 2009 and 2010, the level of such expenditures will be significantly reduced compared to previous years. Should these programs advance to later stages of development, it is likely that expenses related to these efforts will increase over time. Although our Phase 2 clinical studies of ADL5945 yielded positive results, our currently available resources are insufficient to fund a Phase 3 clinical program for ADL5945 without either securing a collaboration partner or raising proceeds in the capital markets.

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

RESULTS OF OPERATIONS

This section should be read in conjunction with the discussion above under “Liquidity and Capital Resources.”

Revenues

The following table sets forth revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product sales, net	$7,816,082	$6,528,496	$23,489,797	$18,077,998
Contract revenues	17,097,130	4,145,113	24,644,280	14,209,991

Total revenues, net	$24,913,212	$10,673,609	$48,134,077	$32,287,989

Product Sales, Net

Net product sales are derived solely from ENTEREG. ENTEREG was approved by the FDA in May 2008 and product shipments to hospitals began in June 2008. Net sales of ENTEREG were $7.8 million and $6.5 million for the three months ended September 30, 2011 and 2010, respectively, and $23.5 million and $18.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increases in net product sales during 2011 as compared to the same periods in 2010 were driven primarily by an increase in the number of hospitals ordering ENTEREG and increased penetration within existing hospital customers, as well as the impact of pricing changes.

Contract Revenues

Contract revenues were derived from our collaboration agreements with Glaxo and Pfizer and included milestone payments, cost reimbursement, amortization of up-front license fees and other revenue. For the three months ended September 30, 2011 and 2010, contract revenues were $17.1 million and $4.1 million, respectively. This increase, as compared to the same period in 2010, was due primarily to $15.7 million of additional amortization of deferred revenue resulting from the prospective revision of the estimated performance period of the Collaboration Agreement from March 2016 to August 2011. This increase was partially offset by decreases resulting from the termination of the Pfizer collaboration agreement in December 2010. As of December 31, 2010, the up-front Pfizer license fees were fully amortized and substantially all development activities under the collaboration agreement had been completed.

Contract revenues were $24.6 million and $14.2 million for the nine months ended September 30, 2011 and 2010, respectively. The increase period-over-period primarily resulted from the $20.1 million of additional deferred revenue amortization resulting from the Termination Agreement with Glaxo, offset partially by the termination of the Pfizer collaboration agreement in December 2010.

Operating Expenses

The following table sets forth operating expenses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of product sales	$917,773	$730,337	$2,735,928	$1,997,572
Research and development	6,011,827	6,425,667	19,501,251	26,539,299
Selling, general and administrative	9,107,593	7,750,777	26,360,087	25,980,032
Restructuring charge	—	1,918,701	—	1,918,701

Total operating expenses	$16,037,193	$16,825,482	$48,597,266	$56,435,604

Cost of Product Sales

Cost of product sales was $0.9 million and $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and $2.7 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively, and consisted of royalty payments under certain alvimopan license agreements, FDA fees and manufacturing costs. The increases in cost of product sales were primarily due to increased sales of ENTEREG and higher FDA fees. Cost of product sales as a percentage of net product sales was 12% and 11% for the three and nine months ended September 30, 2011 and 2010, respectively.

Costs associated with the manufacture of alvimopan prior to FDA approval of ENTEREG in May 2008 were expensed to research and development. As a result, at September 30, 2011, we have inventory related to alvimopan that carries a zero-cost and is not reflected on the consolidated balance sheet. To the extent that this inventory is sold, our cost of product sales will not reflect all costs associated with such product manufacture, and our gross margins will be favorably impacted. We currently are unable to estimate the timing of the impact to future profitability resulting from the sell-through of any inventory manufactured after FDA approval of ENTEREG.

Research and Development Expenses

Our research and development expenses can be identified as internal or external expenses. External expenses include expenses incurred with clinical research organizations, contract manufacturers and other third-party vendors. Internal expenses include expenses such as personnel and overhead expenses.

Research and development expenses were $6.0 million and $6.4 million for the three months ended September 30, 2011 and 2010, respectively, and $19.5 million and $26.5 million for the nine months ended September 30, 2011 and 2010, respectively, and consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
External research and development expenses:
OIC program	$2,513,362	$1,605,774	$8,990,675	$5,733,777
ENTEREG	664,407	1,723,999	2,408,942	2,869,123
Delta agonist program	8,791	265,864	223,165	5,547,356
Other programs	271,621	744,479	437,650	1,885,184

Total external research and development expenses	3,458,181	4,340,116	12,060,432	16,035,440
Total internal research and development expenses	2,553,646	2,085,551	7,440,819	10,503,859

Total research and development expenses	$6,011,827	$6,425,667	$19,501,251	$26,539,299

We report all expenses gross within our consolidated statements of operations and, as such, the ENTEREG and delta agonist program lines in the above table do not reflect any cost reimbursements from Glaxo and Pfizer, respectively.

Total research and development expenses decreased during the three and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily due to lower delta agonist program expenses resulting from the December 2010 decision to terminate our collaboration agreement with Pfizer, decreased ENTEREG expenses due to a lower level of activity in the Phase 4 radical cystectomy trial and lower expenses in other programs. In addition, internal research and development expenses for the nine months ended September 30, 2011 were lower as a result of our restructuring in July 2010. These decreases were partially offset by higher OIC program costs, which resulted from our Phase 2 clinical testing for ADL5945 that was initiated during the third quarter of 2010.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses were $9.1 million and $7.8 million for the three months ended September 30, 2011 and 2010, respectively. The increase was primarily due to the expansion of our sales force in conjunction with the Termination Agreement. In addition, as a result of the Termination Agreement, we incurred aggregate expenses of $0.3 million related to royalties payable to Glaxo and amortization of our intangible asset during the three months ended September 30, 2011. These increases were partially offset by lower profit-sharing expenses of $0.4 million under the Glaxo collaboration agreement as a result of only two months of activity during the third quarter of 2011 due to the Termination Agreement becoming effective on August 31, 2011.

Our selling, general and administrative expenses were $26.4 million and $26.0 million for the nine months ended September 30, 2011 and 2010, respectively. Included in selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010 were $8.2 million and $5.4 million, respectively, of profit-sharing expenses under the Glaxo collaboration agreement. The higher profit-sharing expenses were driven by improved profitability resulting primarily from increased sales of ENTEREG. Remaining selling, general and administrative expenses decreased for the nine months ended September 30, 2011 as compared to the same period in 2010 primarily due to a reduction in general and administrative expenses as a result of our July 2010 restructuring and lower marketing expenses.

Restructuring Charge

As a result of our July 2010 restructuring, we recorded a restructuring charge of $1.9 million for the three and nine months ended September 30, 2010, which consisted of employee severance and benefits-related costs. There were no restructuring charges for the three and nine months ended September 30, 2011.

Interest Income, Interest Expense and Other Income, Net

The following table sets forth interest income, interest expense and other income, net, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$6,142	$38,505	$37,142	$157,658
Interest expense	(112,421)	—	(112,421)	—
Other income, net	160,395	51,517	375,855	51,517

Total interest income, interest expense and other income, net	$54,116	$90,022	$300,576	$209,175

Interest Income

Our interest income was $6,000 and $39,000 for the three months ended September 30, 2011 and 2010, respectively, and $37,000 and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively. The decreases period-over-period were due to lower investment balances resulting primarily from the use of cash in operating activities.

Interest Expense

Interest expense was $0.1 million for the three and nine months ended September 30, 2011 and consisted of interest imputed on the payments due to Glaxo under the terms of the Termination Agreement.

Other Income, Net

Other income, net, was $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.4 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increases period-over-period were due primarily to increases in sublease income related to certain laboratory and office space at our corporate office.

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

Our investment assets consist of U.S. Treasury obligations. The market value of such investments fluctuates with current market interest rates. In general, as rates increase, the market value of a debt instrument would be expected to decrease. The opposite also is true. To minimize such market risk, we have in the past held, and to the extent possible will continue in the future to hold, such debt instruments to maturity at which time the debt instrument will be redeemed at its stated, or face, value. Due to the short duration and nature of these instruments, we do not believe that we have a material exposure to interest rate risk related to our investment portfolio. The fair value of our investment portfolio at September 30, 2011 totaled $10.0 million, and the weighted-average yield-to-maturity was approximately 0.1% with maturities ranging up to 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

For the quarterly period ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer (the principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

Our management, including our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met and our disclosure controls and procedures are designed to provide this reasonable assurance. Based upon the evaluation discussed above, our President and Chief Executive Officer and our Senior Vice President, Finance and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at providing such reasonable assurance.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is incorporated by reference to Note 9 of the Consolidated Financial Statements included in Part I, Item 1 of this Report.

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

Our proposed acquisition by Cubist may be disruptive to our business and could create uncertainty that may adversely affect our operations and results.

On October 24, 2011, we announced jointly with Cubist that our companies’ respective Boards of Directors have unanimously approved a definitive merger agreement under which Cubist will acquire all of the outstanding shares of Adolor for $4.25 per share in cash, plus a CPR entitling the holder to receive additional cash payments of up to $4.50 for each share they own if certain regulatory and/or commercialization milestones for ADL5945 are met.

The consummation of the Cubist transaction is subject to the satisfaction of customary closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as the requirement that shares representing over fifty percent of our outstanding common stock are tendered to Cubist in connection with the tender offer that commenced on November 7, 2011. We cannot predict whether these closing conditions for the proposed transaction with Cubist will be satisfied. As a result, we cannot assure you that such transaction will be completed. If the proposed transaction is not completed, we would need to consider other means to continue the development of our OIC program, including securing a partner or raising proceeds in the capital markets. It is likely that the start of the Phase 3 study of ADL5945 will be delayed if the Cubist transaction is not consummated. In addition, if the proposed transaction does not occur, we will remain liable for considerable transaction-related expenses that we have incurred.

The proposed transaction with Cubist may create uncertainty for our employees, which may adversely affect our ability to retain key employees and to hire new talent. These actions also may create uncertainty for current and potential business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. This process has been, and may continue to be, a significant distraction for our management and employees and, with respect to this transaction, may continue to require the expenditure of significant time and resources by us, which could harm our business.

Six lawsuits have been filed against us and the members of our Board of Directors, as well as Cubist and its wholly owned subsidiary, FRD Acquisition Corporation (“FRD”), and an adverse judgment in any of such lawsuits may delay or prevent the completion of the proposed transaction.

Adolor, our current directors, Cubist and FRD are named as defendants in three lawsuits filed in the Court of Common Pleas of Chester County, Pennsylvania, Civil Division and three lawsuits filed in the Court of Chancery of the State of Delaware. Each lawsuit is brought by a purported Adolor stockholder on his or her own behalf and seeks certification as a class action on behalf of all of our stockholders. The lawsuits seek, among other things, injunctive relief enjoining the tender offer and the merger, or, in the event the tender offer or the merger has been consummated prior to the court’s entry of final judgment, rescission of the tender offer and the merger. The lawsuits also seek an accounting for all damages and an award of costs, including a reasonable allowance for attorneys’ and experts’ fees and expenses.

One of the conditions to Cubist’s obligation to purchase shares in the tender offer is that there shall be no order or injunction prohibiting consummation of the tender offer, and the merger agreement may be terminated by Adolor or Cubist if a court permanently restrains, enjoins or otherwise prohibits the consummation of the tender offer or the merger and the parties have used their reasonable best efforts to prevent such prohibition on the consummation of the tender offer or the merger. As such, if any of the plaintiffs is successful in obtaining an injunction enjoining the tender offer or the merger, then such injunction may prevent the acceptance of shares pursuant to the tender offer or the merger from becoming effective or from becoming effective within the expected timeframe.

We and our Board of Directors believe the allegations in these lawsuits are without merit and we intend to contest the lawsuits vigorously.

Our OIC program may not lead to successful drug candidates or commercially successful products.

Our future success is highly dependent on the results of our clinical development efforts, particularly with respect to our OIC program where we are developing ADL5945. While Phase 1 and Phase 2 studies of ADL5945 support the initiation of Phase 3 studies, there is no assurance that these studies will yield positive results. If the results are not positive, we may need to discontinue development of our OIC program, which currently is our most advanced clinical program. In addition, our currently available resources are insufficient to fully fund a Phase 3 clinical program in OIC without securing a partner for this program or raising proceeds in the capital markets. We cannot be certain that such a partnership or capital raising transaction will be available on terms acceptable to us, if at all, particularly in light of current economic and capital market conditions. Even if we are able to successfully develop ADL5945, we still face significant commercial hurdles. There are a number of other products in various stages of clinical development for OIC that could have a material adverse impact on our ability to successfully market and sell ADL5945.

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

Upon our reacquisition of Glaxo’s rights to ENTEREG, we are solely responsible for all commercialization activities for the product. We have both limited resources and limited experience with respect to commercial activities and may be unsuccessful in our efforts to increase ENTEREG sales.

Since 2008, we have been highly dependent on the efforts and expertise of Glaxo for the distribution, marketing and selling of ENTEREG. Glaxo’s active participation in the promotion of ENTEREG ended August 31, 2011, after which we became solely responsible for all sales, marketing and distribution activities related to the product. While we have co-promoted ENTEREG alongside Glaxo for the past three years in certain geographic areas, we have never been solely responsible for the selling efforts in these areas. In a number of other regions where Adolor currently does not have a sales presence, we have hired, trained and deployed new sales personnel to cover accounts previously covered by Glaxo. Even with the combination of our existing force and newly hired force, we have a smaller number of sales representatives promoting ENTEREG than were previously detailing the product. In addition, there are certain geographic areas where we no longer rely on personal promotion. We need to rapidly integrate newly hired personnel into our existing organization and seamlessly transition Glaxo’s selling activities without impacting our customer relationships or sales of ENTEREG. If these future sales efforts are less successful than the previous Adolor-Glaxo efforts, there could be a material adverse effect on the level of ENTEREG sales.

We also were highly dependent on efforts and expertise of Glaxo for all aspects of the distribution of ENTEREG. We have entered into agreements with third-parties to provide all distribution and logistics services for ENTEREG, including warehousing of finished product, accounts receivable management, billing, collection, recordkeeping and government price reporting obligations. If our third-party service providers do not provide these services in a timely or professional manner, it could significantly disrupt our commercial operations, damage our relationships with customers and negatively impact sales of ENTEREG.

We expect to continue to incur significant operating losses over the next several years and without additional funding, we likely will be unable to continue our operations.

We have generated operating losses in each year since we began operations in November 1994, and as of September 30, 2011, our accumulated deficit was $530.4 million and our cash, cash equivalents and short-term investments were $23.2 million. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from selling, general and administrative expenses associated with our operations. We expect to continue to generate substantial losses and utilize substantial amounts of cash, cash equivalents and short-term investments for the foreseeable future, driven primarily by expenditures related to research and development and sales and marketing activities. In addition, under our Termination Agreement with Glaxo, we are required to pay Glaxo $25.0 million in seven installments over a six-year period, including $2.5 million that was paid upon the effective date of the transaction in August 2011.

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

The market price for our common stock has been, and in the future, may continue to be, highly volatile. For example, during the period January 1, 2008 through September 30, 2011, the price of our common stock reached a low of $1.00 per share on July 7, 2010 and a high of $6.09 per share on May 21, 2008. Following the announcement of our proposed acquisition by Cubist on October 24, 2011, the closing price of our common stock was $4.67.

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

We further believe that, as a result of the announcement our proposed acquisition by Cubist, the future trading price of our common stock may be volatile and could be subject to wide price fluctuations. We cannot predict whether the closing conditions for the proposed transaction with Cubist will be satisfied, and as a result, we cannot assure you that such transaction will be completed. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline, including potentially to levels below where our stock traded prior to the announcement of the proposed acquisition.

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

We are aware of other products in various stages of clinical development for the acceleration of GI recovery following bowel resection surgery, OIC and other manifestations of opioid bowel dysfunction. For the acceleration of GI recovery following bowel resection surgery, we are aware of molecules in development by Tranzyme Pharma, Helsinn Therapeutics and other companies that could compete with ENTEREG at some point in the future. For OIC, we are aware of molecules in development by Sucampo Pharmaceuticals, Inc. in collaboration with Takeda Pharmaceutical Company Limited, Salix Pharmaceuticals Inc. in collaboration with Progenics Pharmaceuticals, Inc., AstraZeneca PLC in collaboration with Nektar Therapeutics, Theravance Inc. and Alkermes, Inc. that could compete with our OIC product candidates. There are additional competitive products being developed that could have a material adverse effect on our ability to successfully develop, market and sell our product and product candidates.

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

During 2011, we funded Phase 2 studies of ADL5945 in OIC and continue to fund our ongoing Phase 4 study of ENTEREG in patients undergoing radical cystectomy. While we also expect to continue to conduct research, preclinical studies and process development activities on our other product candidates, the level of such expenditures will be significantly reduced compared to previous years, which may limit or delay our ability to discover new products or develop our product candidates and may increase the risk that our long-term business objectives will not be met.

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

We are required to submit pricing data to the federal government as a condition of selling ENTEREG to healthcare facilities of the VA, Department of Defense (DoD), Public Health Service and U.S. Coast Guard (collectively, the VA Network). These price reports are used to determine the amount of discount that must be provided to the VA Network. Pharmaceutical manufacturers have been prosecuted under false claims laws for knowingly submitting inaccurate pricing information to the government to reduce their liability for providing discounts. The rules governing the calculation of these reported prices are complex. We currently depend upon a third-party to calculate these prices for ENTEREG and prior to the closing of the Termination Agreement, we were dependent on Glaxo for these calculations; it is possible that the methodologies used for calculating these prices could be challenged under false claims laws or other laws. If our methodologies are incorrect, we could face substantial liability.

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

As a public biopharmaceutical company, we are or may become a party to litigation in the ordinary course of our business, including, among others, matters alleging product liability, patent or other intellectual property rights infringement, patent invalidity, violations of securities laws, employment discrimination or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly impact our results of operations and financial condition. As previously discussed, we currently are vigorously defending ourselves against the matters specifically described in Note 9 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. While we currently do not believe that the settlement or adverse adjudication of these litigation matters would materially impact our results of operations or financial condition, the final resolution of the matters and the impact, if any, on our results of operations, financial condition or cash flows is unknown but could be material.

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

Under our collaboration agreements with Glaxo and Pfizer, there are certain limitations on the ability of Glaxo and Pfizer to acquire our securities. These limitations make it more difficult for Glaxo or Pfizer to acquire us, even if such an acquisition would benefit our stockholders. The limitations do not prevent Glaxo or Pfizer, among other things, from acquiring our securities in certain circumstances following initiation by a third party of an unsolicited tender offer to purchase more than a certain percentage of any class of our publicly traded securities. As a result of the termination of our collaboration agreement with Pfizer effective March 16, 2011, the limitations on Pfizer’s ability to acquire our securities will terminate effective March 16, 2013. In addition, as a result of the Termination Agreement with Glaxo, the limitations on Glaxo’s ability to acquire our securities terminate in the third quarter of 2012.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	License Agreement between Adolor Corporation and Eli Lilly and Company effective as of September 18, 2009. (1)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101##	The following materials from Adolor Corporation’s Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010 (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011 (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (vi) Notes to the Consolidated Financial Statements.

*	Filed herewith.
(1)	Portions of the Exhibit have been omitted and filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
#	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
##	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference in any document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADOLOR CORPORATION

Date: November 10, 2011	By:	/s/ Michael R. Dougherty
Michael R. Dougherty
President and Chief Executive Officer
(Principal executive officer)

	By:	/s/ Stephen W. Webster
Stephen W. Webster
Senior Vice President, Finance and Chief Financial Officer (Principal financial and accounting officer)